Form 10QSB
period 1996-03-31
DIGITAL VIDEO SYSTEMS INC
filed 1996-06-24
CIK 1009395

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

                                   (MARK ONE)

[ ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1996

                                       or

[x] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From January 1, 1996 to March 31, 1996

Commission file number 0-28472

                          DIGITAL VIDEO SYSTEMS, INC.
     --------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                           77-0333728
     -------------------------------          -------------------
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)           Identification No.)


           2710 Walsh Ave. 2/nd/ Fl.
           Santa Clara, Ca.                             95051
     ----------------------------------------         ----------
     (Address of principal executive offices)         (Zip Code)


                                 (408)748-2100
     --------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject
     to such filing requirements for the past 90 days. Yes X   No
                                                          ---    ---

     Common Stock, $.0001 Par Value- 16,788,572 shares as of May 31, 1996
                                     ----------

                                     Index

                          DIGITAL VIDEO SYSTEMS, INC.

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets- March 31, 1996 and December 31, 1995

        Condensed consolidated statements of operations- Three months ended March 31, 1996 and 1995

        Condensed consolidated statements of cash flows- Three months ended March 31, 1996 and 1995

        Notes to condensed consolidated financial statements- March 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

Item 1. Legal Proceedings
        Not Applicable
Item 2. Changes in Securities
        Not Applicable
Item 3. Defaults upon Senior Securities
        Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
        Resolutions adopted by unanimous written consent of the Preferred and Common Stockholders of Digital Video Systems, Inc. January 22, 1996 approving the amendment and restatement of the Certificate of Incorporation.
Item 5. Other Information
        Not Applicable
Item 6. Exhibits and Reports on Form 8-K
(a)  The following exhibits are included herein:
        (10)  Material Contracts:
        Intermarkt (USA) L.L.C. Consulting Agreement incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2, as declared effective on May 9, 1996 (Registration No: 333-2228-LA)
        (11)  Statement regarding the computation of per share loss
        (27)  Financial Data Schedule
 (b)  Reports on Form 8-K
                 No reports on From 8-K were filed during the fiscal quarter ended March 31, 1996.

                          DIGITAL VIDEO SYSTEMS, INC.
                           CONDENSED BALANCE SHEETS
                                  (unaudited)

                                                       March 31,   December 31,
                                                         1996         1995
                                                       ---------   ------------
                                                                      (Note)
                   ASSETS
Current assets:
     Cash and cash equivalents                         $4,658,845  $1,218,920
     Accounts receivable, net                             534,969     169,185
     Inventories                                        1,925,600     673,775
     Prepaid expenses and other current assets            807,688     300,407
     Deferred financing charges                           832,059        --
     Deferred income taxes
                                                       ----------  ----------
        Total current assets                            8,759,161   2,362,287
Property and equipment, net                               537,584     558,087
Other assets                                               95,755      49,295
                                                       ----------  ----------
        Total assets                                   $9,392,500  $2,969,669
                                                       ==========  ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                  $1,092,082    $414,344
     Accrued liabilities                                  383,379     506,118
     Bridge loan payable                                6,340,763        --
                                                       ----------  ----------
        Total current liabilities                       7,816,224     920,462
Commitments
Stockholders equity:
   Convertible preferred stock, $0.0001 par value:
    10,232,948 shares authorized, 5,232,948 shares
     issued and outstanding at March 31, 1996 and
     December 31, 1995; aggregate liquidation
     preference of $8,058,739                                 524         524
   Common stock, $0.0001 par value:
    60,000,000 shares authorized, 6,725,619 and
     6,627,688 shares issued and outstanding at
     March 31, 1996 and December 31, 1995,
     respectively                                             672         662
   Additional paid-in capital                           9,153,734   8,265,120
   Accumulated deficit                                 (7,385,418) (6,024,733)
   Foreign currency translation adjustments               (31,486)    (30,616)
   Deferred compensation                                 (161,750)   (161,750)
                                                       ----------  ----------
     Total stockholders equity                          1,576,276   2,049,207
                                                       ----------  ----------
     Total liabilities and stockholders equity         $9,392,500  $2,969,669
                                                       ==========  ==========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by general accepted accounting principles for complete financial statements.

                            See accompanying notes

                          Digital Video Systems, Inc.
                      Condensed Statements of Operations

                                  (Unaudited)

                                                       Three Months
                                                      Ended March 31,
                                                  ----------------------
                                                     1996        1995
                                                  ----------  ----------
Net Sales                                        $ 1,386,868  $  348,339
Cost of sales                                      1,415,846     401,768
                                                 -----------  ----------
   Gross profit                                      (28,978)    (53,429)

Operating expenses:
   Research and development                          365,839     364,803
   Sales and marketing                               130,735     119,388
   General and administration                        385,652     257,572
                                                 -----------  ----------

      Total operating expenses                       882,226     741,763

Operating loss                                      (911,204)   (795,192)

Other income (expenses), net                        (449,481)     (8,350)
                                                 -----------  ----------

Net loss                                         $(1,360,685) $ (803,542)
                                                 ===========  ==========

Net loss per share                                    ($0.33)     ($0.19)
                                                 ===========  ==========

Shares used in the calculation of net
  loss per share                                   4,166,270   4,227,503
                                                 ===========  ==========

Pro forma net loss per share                          ($0.26)
                                                 ===========

Shares used in computing pro forma net loss
  per share                                        5,292,061
                                                 ===========

                            See accompanying notes

                          Digital Video Systems, Inc.

                      Condensed Statements of Cash Flows

                                  (Unaudited)

                                                  March 31,       March 31,
Operating activities:                               1996            1995
                                                 -----------     -----------
Net loss                                         $(1,360,685)    $ (591,580)
Adjustments to reconcile net loss to
  net cash used in operating activities:

    Depreciation                                      56,289         60,084
    Deferred financing charges and accretion
     from bridge loan payable, net                  (546,296)           -
Changes in operating assets and liabilities:
    Accounts receivable                             (365,784)       319,889
    Inventories                                   (1,252,695)      (438,907)
    Prepaid assets                                  (507,281)      (290,594)
    Deferred income taxes                                -          (36,769)
    Accreted interest and finance charges
    Accounts payable                                 677,738         (9,384)
    Accrued liabilities                             (122,739)       115,203
                                                 ------------    -----------


Net cash used in operating activities             (3,421,453)      (872,058)

Investing activities:

Purchases of furniture and equipment                 (35,786)       (73,722)
Net (increase) decrease in other assets              (46,460)         3,325
                                                 ------------    -----------
Net cash provided by (used in) investing
 activities                                          (82,246)       (70,397)

Financing activities:

Proceeds from exercise of stock options               13,624            -
Warrants issued in bridge financing                  875,000            -
Principal received on notes payable                      -          865,355
Net proceeds from bridge financing                 6,055,000            -
                                                 ------------    -----------

Net cash provided by financing activites           6,943,624        865,355

Net Increase (decrease) in cash & cash
 equivalents                                       3,439,925        (77,100)

Cash and cash equivalents at beginning of
 period                                            1,218,920      1,359,582
                                                 -----------     -----------

Cash and cash equivalents at end of period       $ 4,658,845     $1,282,482
                                                 ===========     ===========


                            See accompanying notes

                          Digital Video Systems, Inc.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 March 31, 1996

Note 1-Basis of Presentation

     Digital Video Systems, Inc. (the "Company") develops, manufactures and markets digital video compression and decompression hardware and software for entertainment, business and educational uses.

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997 or for any other future period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's Registration Statement on Form SB-2 for the year ended December 31, 1995.

Note 2-Closing of Initial Public Offering

     On May 14, 1996, the Company closed its initial public offering which consisted of 4,200,000 units ("Units") of common stock, Class A warrants and Class B warrants, priced at $5.00 per unit. On May 22, 1996, the Company's underwriter exercised its overallotment option to purchase an additional 630,000 units at $5.00 per unit. The Company received net offering proceeds from the sale of units of approximately $20,000,000 after deducting underwriting discounts and commissions and other expenses of the offering.


Note 3-Net Loss Per Share

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common stock equivalent shares from convertible preferred stock, stock options, and warrants are not included as the effect is anti-dilutive. In accordance with Securities and Exchange Commission Staff Accounting Bulletins, common stock and common stock equivalent shares issued by the Company at prices below the initial public offering price during the period beginning one year prior to the offering have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price of the Company's units). The weighted average number of common shares used in the net loss per share calculation was reduced by the common stock, preferred stock convertible into common stock, and outstanding options placed in escrow in connection with the company's initial public offering.

     Pro forma net loss per share has been computed as described above and also gives effect, pursuant to SEC policy, to common equivalent shares from convertible preferred stock issued more than 12 months from the initial public offering date that automatically converted upon completion of the offering (using the if-converted method).

Note 4-Stock Split

     In January 1996, the Board of Directors approved a stock split of 1.078-for-1 of all outstanding shares of common stock. All share and per share information has been adjusted to give effect to the stock split in the accompanying financial statements.


Note 5-Inventories

     Inventories consist of the following:


Inventories:          March 31, 1996   December 31, 1995
                      --------------   -----------------
 Raw materials            $  741,714            $657,153
 Work in process          $1,015,574                --
 Finished goods           $  168,312            $ 16,622
                          ----------            --------
                          $1,925,600            $673,775
                          ==========            ========

- -------------------------------------------------------------------------------

Note 6-Private Placement

     In March 1996, the Company completed a $7,000,000 private placement of 140 units at $50,000 per unit. Each unit consisted of a $50,000 face value promissory note bearing 10% interest and due in January and March 1997, and 25,000 warrants which initially enabled the holder to purchase shares of common stock at $4.00 per share. The Company received net proceeds of approximately $6,055,000 after deducting selling commissions and expenses of $945,000. The $7,000,000 has been allocated $875,000 to warrants and $6,125,000 to bridge notes payable. On May 14, 1996 the Company repaid these bridge notes in full from the proceeds received pursuant to its initial public offering of Units.


Note 7-Escrow Securities

     In April 1996, holders of the Company's common and preferred stock, and holders of options to purchase common stock placed, on a pro rata basis, their shares and options into escrow. Additionally, options reserved for future grant under the Company's 1993 Stock Option Plan will be subject to escrow upon grant. The common stock and options will be released to the stockholders on a pro rata basis, in the event specified levels of pretax income of the Company for the years ended March 31, 1997 to 2001 are achieved, or the market price of the Company's common stock attains specified targets during a 36-month period commencing from the effective date of the registration statement relating to the Company's public offering. Any shares or options remaining in escrow on July 15, 2001 will be forfeited, which shares and options will then be contributed to the Company's capital. At March 31, 1996 7,812,948 shares of common stock and 1,296,999 and 890,053 options granted and available for grant, respectively, are subject to this escrow arrangement.

     In the event that the foregoing earnings or market price levels are attained and the escrow securities released, the Securities and Exchange Commission has adopted the position that the release of escrow securities to officers, directors, employees and consultants of the Company will be compensatory and, accordingly, will result in compensation expense for financial reporting purposes. The expense will equal the fair market value of the escrow securities on the date of release and will result in a material charge to operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales increased 298% in the quarter ending March 31,1996 to $1,387,000, up $1,039,000 over the quarter ending March 31,1995. The 1996 sales increase was due to increases in unit sales of digital video CD players and components during the quarter ending March 31,1996 as compared to the quarter ending March
31, 1995.

The gross profit percentages for both the 1996 and 1995 quarters were negative due to the fact that the company was not able to produce products in quantities which could result in greater economies of scale.

Research and development expenses remained consistent in the March 31,1996 quarter ($365,839) as compared to the March 31, 1995 quarter ($364,803). As a percentage of net sales, research and development expenses decreased from 105% in the March 31, 1995 quarter to 26% in the March 31, 1996 quarter due to the increase in sales in the March 31, 1996 quarter compared to the March 31, 1995 quarter. Costs incurred in the March 31, 1995 quarter included the cost to develop the CDV340 Video CD Player which was completed in May 1995.

Sales and marketing expenses increased 10% in the March 31, 1996 quarter to $131,000 from $119,000 in the comparable quarter of 1995. As a percentage of net sales, sales and marketing expenses decreased from 34% in the March 31, 1995 quarter to 9% in the comparable quarter of 1996. This decrease is due primarily to the increase in net sales for the periods being compared.



General and administrative expenses increased 50% to $386,000, up $128,000 in the March 31, 1996 quarter compared to the March 31, 1995 quarter. This increase in total dollars is due to increases in salaries and related expenses which increased as a result of hiring additional administrative personnel and increases in facility costs. As a percentage of net sales, general and administrative expenses decreased from 74% in the March 31, 1995 quarter to 28% in the comparable quarter of 1996 due to the increase in sales in the March 31, 1996 quarter compared to the March 31, 1995 quarter.

Other expenses increased by $440,000 in the March 31, 1996 quarter compared to the comparable quarter of 1995 as a result of interest expense, amortization of deferred financing costs and accretion of debt discount pursuant to the Company's bridge financing which closed in the March 31, 1996 quarter. The Company will incur an additional charge of approximately $1.6 million in the quarter ending June 30, 1996 related to this bridge financing as the bridge notes were repaid in May of 1996 from proceeds of the Company's initial public offering.



LIQUIDITY AND SOURCES OF CAPITAL


The company had working capital of $942,937. as of March 31, 1996 as compared to working capital of $1,441,825 as of December 31, 1995.

Cash flows used in operations were $1,360,685 for the three month period ended March 31, 1996 as compared to $803,542 in the comparable period in 1995.

The Company expects that its available cash and cash equivalents and the net proceeds of approximately $20,000,000 from its initial public offering including an over allotment option, $7,174,000 of which was used to repay principal and interest under the bridge financing, will be sufficient to meet its normal operating requirements, including increased manufacturing expenditures, for at least the next twelve months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such funds through public or private equity financing or from other sources to the extent such additional capital is not provided to the Company through the exercise of its outstanding Class A and Class B warrants. There can be no assurance that any such financing will be available to the Company on favorable terms or at all.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Digital Video Systems, Inc.
                                    ----------------------------------------
                                                   (Registrant)


Date______________                     /s/      Janis Gemignani
                                    ----------------------------------------
                                    Janis Gemignani- Chief Financial Officer
                                    (principal financial officer)

Date______________                     /s/        Edmund Sun
                                    ----------------------------------------
                                    Edmund Sun- Chief Executive Officer
                                    (principal executive officer)