Form 10QSB/A
period 1996-03-31
DIGITAL VIDEO SYSTEMS INC
filed 1996-07-17
CIK 1009395

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                          DIGITAL VIDEO SYSTEMS, INC.
                           CONDENSED BALANCE SHEETS
                                  (unaudited)

                                                       March 31,   December 31,
                                                         1996         1995
                                                       ---------   ------------
                                                                      (Note)
                   ASSETS
Current assets:
     Cash and cash equivalents                         $4,658,845  $1,218,920
     Accounts receivable, net                             534,969     169,185
     Inventories                                        1,925,600     673,775
     Prepaid expenses and other current assets            818,584     300,407
     Deferred financing charges                           832,059        --
     Deferred income taxes
                                                       ----------  ----------
        Total current assets                            8,770,057   2,362,287
Property and equipment, net                               537,584     558,087
Other assets                                               95,755      49,295
                                                       ----------  ----------
        Total assets                                   $9,403,396  $2,969,669
                                                       ==========  ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                  $1,092,082    $414,344
     Accrued liabilities                                  383,379     506,118
     Bridge loan payable                                6,340,763        --
                                                       ----------  ----------
        Total current liabilities                       7,816,224     920,462
Commitments
Stockholders equity:
   Convertible preferred stock, $0.0001 par value:
    10,232,948 shares authorized, 5,232,948 shares
     issued and outstanding at March 31, 1996 and
     December 31, 1995; aggregate liquidation
     preference of $8,058,739                                 524         524
   Common stock, $0.0001 par value:
    60,000,000 shares authorized, 6,725,619 and
     6,627,688 shares issued and outstanding at
     March 31, 1996 and December 31, 1995,
     respectively                                             672         662
   Additional paid-in capital                           9,153,734   8,265,120
   Accumulated deficit                                 (7,385,418) (6,024,733)
   Foreign currency translation adjustments               (31,486)    (30,616)
   Deferred compensation                                 (150,854)   (161,750)
                                                       ----------  ----------
     Total stockholders equity                          1,587,172   2,049,207
                                                       ----------  ----------
     Total liabilities and stockholders equity         $9,403,396  $2,969,669
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

                            See accompanying notes

                          Digital Video Systems, Inc.
                      Condensed Statements of Operations

                                  (Unaudited)

                                                       Three Months
                                                      Ended March 31,
                                                  ----------------------
                                                     1996        1995
                                                  ----------  ----------
Net Sales                                        $ 1,386,868  $  348,339
Cost of sales                                      1,415,846     401,766
                                                 -----------  ----------
   Gross profit                                      (28,978)    (53,427)

Operating expenses:
   Research and development                          365,839     364,803
   Sales and marketing                               130,735     119,388
   General and administration                        385,652     257,572
                                                 -----------  ----------

      Total operating expenses                       882,226     741,763

Operating loss                                      (911,204)   (795,190)

Other income (expenses), net                        (449,481)     (8,350)
                                                 -----------  ----------

Net loss                                         $(1,360,685) $ (803,540)
                                                 ===========  ==========

Net loss per share                                    ($0.33)     ($0.19)
                                                 ===========  ==========

Shares used in the calculation of net
  loss per share                                   4,166,270   4,227,503
                                                 ===========  ==========

Pro forma net loss per share                          ($0.26)
                                                 ===========

Shares used in computing pro forma net loss
  per share                                        5,292,061
                                                 ===========

                            See accompanying notes

                          Digital Video Systems, Inc.

                      Condensed Statements of Cash Flows

                                  (Unaudited)

                                                  March 31,      March 31,
Operating activities:                               1996           1995
                                                 -----------     ---------
Net loss                                         $(1,360,685)    $(803,540)
Adjustments to reconcile net loss to
  net cash used in operating activities:

    Depreciation                                      56,289        60,142
    Deferred financing charges and accretion
     from bridge loan payable, net                   328,704           -
Changes in operating assets and liabilities:
    Accounts receivable                             (366,654)      307,062
    Inventories                                   (1,251,825)      (68,640)
    Prepaid assets                                  (518,177)      (51,931)
     Other Assets                                    (35,564)
    Accounts payable                                 677,738      (117,957)
    Accrued liabilities                             (122,739)     (316,248)
                                                 ------------    ---------

Net cash used in operating activities             (2,592,913)     (991,112)

Investing activities:

Purchases of furniture and equipment                 (35,786)      (64,016)
Net cash provided by (used in) investing
 activities                                          (35,786)      (64,016)

Financing activities:

Proceeds from sale of common stock                    13,624
Net proceeds from line of credit                                   481,650
Warrants issued in bridge financing                                    -
Proceeds from note payable to stockholder                          500,000
Principal received on notes receivable
 from stockholder                                                   15,000
Increase in restricted cash                                        (34,362)
Net proceeds from bridge financing                 6,055,000           -
                                                 ------------    ---------

Net cash provided by financing activities          6,068,624       962,288

Net increase (decrease) in cash & cash
 equivalents                                       3,439,925       (92,840)

Cash and cash equivalents at beginning of
 period                                            1,218,920       340,592
                                                 -----------     ---------

Cash and cash equivalents at end of period       $ 4,658,845     $ 247,752
                                                 ===========     =========

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



LIQUIDITY AND SOURCES OF CAPITAL


The company had working capital of $953,833. as of March 31, 1996 as compared to working capital of $1,441,825 as of December 31, 1995.

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


                                           Digital Video Systems, Inc.
                                    ----------------------------------------
                                                   (Registrant)


Dated: July 17, 1996                   /s/      Janis Gemignani
                                    ----------------------------------------
                                    Janis Gemignani- Chief Financial Officer
                                    (principal financial officer)

Dated: July 17, 1996                  /s/        Edmund Sun
                                    ----------------------------------------
                                    Edmund Sun- Chief Executive Officer
                                    (principal executive officer)