Form 10QSB
period 1996-06-30
DIGITAL VIDEO SYSTEMS INC
filed 1996-08-15
CIK 1009395

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1996

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the first quarter April 1, 1996 to June 30, 1996.

Commission file number 0-28472


                          DIGITAL VIDEO SYSTEMS, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                     Delaware                       77-0333728
- --------------------------------------------------------------------------------
         (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)        Identification No.)


          2710 Walsh Ave. 2/nd/ Fl.
              Santa Clara, Ca.                          95051
- --------------------------------------------------------------------------------
     (Address of principal executive offices)        (Zip Code)


                                 (408)748-2100
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                   Not applicable
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
Common Stock, $.0001 Par Value-16,796,658 shares as of July 31, 1996
                               ----------

                                     Index

                          DIGITAL VIDEO SYSTEMS, INC.

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets- June 30, 1996 and March 31, 1996

         Condensed consolidated statements of income- Three months ended June 30, 1996 and 1995

         Condensed consolidated statements of cash flows- Three months ended June 30, 1996 and 1995

         Notes to condensed consolidated financial statements- June 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

Item 1.  Legal Proceedings
           Not Applicable
Item 2.  Changes in Securities
           Not Applicable
Item 3.  Defaults upon Senior Securities
           Not Applicable
Item 4.  Submission of Matters to a Vote of Security Holders
         Resolutions adopted by unanimous written consent dated April 19, 1996 of the Preferred and Common Stockholders of the Company (5,232,948 shares of Preferred Stock and 6,725,624 shares of Common Stock) approving the Company's initial public offering and consenting to the escrow of certain outstanding shares in connection with such public offering.

Item 5.  Other Information
           Not Applicable
Item 6.  Exhibits and Reports on Form 8-K
(a)  The following exhibits are included herein:
         (10)   Material Contracts:
         Escrow Agreement dated April 23, 1996 by and among American Stock Transfer & Trust Company, the Company and the stockholders and optionholders of the Company incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form SB-2, as declared effective May 9, 1996 (Registration No: 333-2228-LA)

         Employment Agreement as of March 1, 1996 between the Company and Dr. Edmund Sun incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form SB-2, as declared effective May 9, 1996 (Registration No: 333-2228-LA)

         Consulting and Employment Agreement as of March 15, 1996 between the Company and Robert Pfannkuch incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB-2, as declared effective May 9, 1996 (Registration No: 333-2228-LA)

         Indemnity Agreements as of June 4, 1996 between the Company and each member of the Company's Board of Directors incorporated by reference to
         Exhibit 10.9 to the Company's Registration Statement on Form SB-2, as declared effective May 9, 1996 (Registration No: 333-2228-LA)

         (11) Statement re: Computation of net loss per share

         (27)   Financial Data Schedule

(b)   Reports on Form 8-K
         A report on Form 8-K was filed on June 10, 1996 to announce the change of the fiscal year from a calendar year end to a March 31 fiscal year, with the Company's next fiscal year ending March 31, 1997.

                          Digital Video Systems, Inc.
                           Condensed Balance Sheets
                                  (unaudited)


                                           June 30,                  March 31,
                                             1996                      1996
                                          -----------               -----------
                        ASSETS
Current assets:
   Cash and cash equivalents              $16,708,617               $ 4,658,845
   Accounts receivable, net                 1,194,583                   534,969
   Inventories                              2,754,112                 1,925,600
   Prepaid expenses and other
     current assets                           245,450                   818,584
   Deferred financing charges                       -                   832,059
                                           ----------               -----------
      Total current assets                 20,902,762                 8,770,057
                                           ----------               -----------

Property and equipment, net                   510,072                   537,584
Other assets                                   78,657                    95,755
                                          -----------               -----------
      Total assets                        $21,491,491               $ 9,403,396
                                          ===========               ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                        $1,570,548               $ 1,092,082
   Accrued liabilities                        181,991                   383,379
   Bridge loan payable                              -                 6,340,763
                                           ----------               -----------
      Total current liabilities             1,752,539                 7,816,224
Commitments
Stockholders equity:
   Convertible preferred stock                      -                       524
   Common stock                                 1,680                       672
   Additional paid-in capital              29,771,192                 9,153,734
   Accumulated deficit                     (9,955,923)               (7,385,418)
   Foreign currency
     translation adjustments                  (29,274)                  (31,486)
   Deferred compensation                      (48,723)                 (150,854)
                                          -----------               -----------
      Total stockholders equity            19,738,952                 1,587,172
                                          -----------               -----------
      Total liabilities and
        stockholders equity               $21,491,491               $ 9,403,396
                                          ===========               ===========


                            See accompanying notes

                          Digital Video Systems, Inc.
                      Condensed Statements of Operations
                                  (Unaudited)


                                                            Three Months
                                                           Ended June 30,
                                                  -----------------------------
                                                      1996             1995
                                                  ------------     ------------
Net Sales                                         $  1,855,921     $  1,172,614
Cost of sales                                        1,830,333          688,139
                                                  ------------     ------------
Gross profit                                            25,588          484,475

Operating expenses:
   Research and development                            297,794          290,823
   Sales and marketing                                 336,574          179,887
   General and administration                          498,155          452,134
                                                  ------------     ------------
        Total operating expenses                     1,132,523          922,844
                                                  ------------     ------------
Operating loss                                      (1,106,935)        (438,369)

Other expenses, net                                   (247,240)          (2,433)
                                                  ------------     -------------
 Net loss before extraordinary item                ($1,354,175)       ($440,802)
                                                  =============    =============
Extraordinary item- loss on early
extinguishment of bridge notes                      (1,216,330)               -

Net loss                                            (2,570,505)        (440,802)
                                                  ============     ============
Net loss per share before extraordinary item            ($0.18)          ($0.08)
                                                  ------------     ------------
Net loss per share                                      ($0.34)          ($0.08)
                                                  ------------     ------------
Shares used in the calculation
   of net loss per share                             7,602,051        5,353,284
                                                  ============     ============

                            See accompanying notes

                          Digital Video Systems, Inc.
                      Condensed Statements of Cash Flows
                                  (Unaudited)

                                                         June 30,     June 30,
                                                            1996         1995
                                                      ------------   ----------
Operating activities:

Net loss                                              $ (2,570,505)  $ (440,802)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation                                             58,240       73,292
   Amortization of deferred compensatiion                    4,686            -
   Deferred financing charges and accretion from
     bridge loan payable, net                            1,491,296            -
Changes in operating assets and liabilities:
   Accounts receivable                                    (659,614)    (316,067)
   Inventories                                            (826,300)     364,095
   Prepaid assets                                          573,134      187,730
   Other Assets                                             17,098            -
   Accounts payable                                        478,466     (111,088)
   Accrued liabilities                                    (201,388)       39745
   Increase in deferred revenue                                  -      536,965
                                                      ------------   ----------
Net cash (used in) provided by operating activities     (1,634,887)     333,870

Investing activities:

Aquisition of furniture and equipment                      (30,728)           -
                                                      ------------   ----------
Net cash provided by (used in) investing activities        (30,728)           -
Financing activities:
Proceeds from initial public offering
  of common stock                                       20,713,843            -
Proceeds from exercise of common stock options
  and sale of option                                         1,544      (15,287)
Payment of line of credit                                        -     (965,355)
Decrease in restricted cash                                      -    1,034,362
Payment of bridge financing                             (7,000,000)           -
                                                      ------------   ----------
Net cash provided by financing activities               13,715,387       53,720

Net Increase (decrease) in cash & cash equivalents      12,049,772      387,590
Cash and cash equivalents at beginning of period         4,658,845      247,752
                                                      ------------   ----------
Cash and cash equivalents at end of period            $ 16,708,617   $  635,342
                                                      ============   ==========


                             See accompaning notes

                          Digital Video Systems, Inc.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 1996

Note 1-Basis of Presentation

     Digital Video Systems, Inc. (the "Company") develops, manufactures and markets digital video compression and decompression hardware and software for entertainment, business and educational uses.

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997 or for any other future period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form SB-2 for the year ended December 31, 1995.

Note 2-Closing of Initial Public Offering

     On May 14, 1996, the Company closed its initial public offering which consisted of 4,200,000 units ("Units") of common stock, Class A warrants and Class B warrants, priced at $5.00 per unit. On May 22, 1996, the Company's underwriter exercised its overallotment option to purchase an additional 630,000 units at $5.00 per unit. The Company received net offering proceeds from the sale of units of approximately $20,714,000 after deducting underwriting discounts and commissions and other expenses of the offering. Upon the closing of the Offering, The Company agreed to grant an Underwriter option to purchase up to 420,000 Units. The Option is exercisable during the three-year period commencing two years from the date of the Company's initial public offering at an exercise price of $6.50 per Unit.


Note 3-Net Loss Per Share

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common stock equivalent shares from stock options, and warrants are not included as the effect is anti-dilutive. In accordance with Securities and Exchange Commission Staff Accounting Bulletins, common stock and common stock equivalent shares issued by the Company at prices below the initial public offering price during the period beginning one year prior to the offering have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price of the Company's units). The weighted average number of common shares used in the net loss per share calculation was reduced by the common stock placed in escrow in connection with the Company's initial public offering.

Note 4- Stock Split

     In January 1996, the Board of Directors approved a stock split of 1.078-for-1 of all outstanding shares of common stock. All share and per share information has been adjusted to give effect to the stock split in the accompanying financial statements.


Note 5-Inventories

Inventories consist of the following:

                               June  30, 1996   March  31, 1996
                               --------------   ---------------
  Inventories:
    Raw materials                  $1,447,252        $  741,714
    Work in process                $  303,421        $1,015,574
    Finished goods                 $1,003,439        $  168,312
                                   ----------        ----------
                                   $2,754,112        $1,925,600

Note 6-Private Placement

     In March 1996, the Company completed a $7,000,000 private placement of 140 units at $50,000 per unit. Each unit consisted of a $50,000 face value promissory note bearing 10% interest and due in January and March 1997, and 25,000 warrants which initially enabled the holder to purchase shares of common stock at $4.00 per share. The Company received net proceeds of approximately $6,055,000 after deducting selling commissions and expenses of $945,000. The $7,000,000 was allocated $875,000 to warrants and $6,125,000 to bridge notes payable. On May 14, 1996 the Company repaid these bridge notes in full from the proceeds received pursuant to its initial public offering of Units.


Note 7- Escrow Securities

     In April 1996, holders of the Company's common and preferred stock, and holders of options to purchase common stock placed, on a pro rata basis, their shares and options into escrow. Additionally, options reserved for future grant under the Company's 1993 Stock Option Plan will be subject to escrow upon grant. The common stock and options will be released to the stockholders on a pro rata basis, in the event specified levels of pretax income of the Company for the years ended March 31, 1997 to 2001 are achieved, or the market price of the Company's common stock attains specified targets during a 36-month period commencing from the effective date of the registration statement relating to the Company's public offering. Any shares or options remaining in escrow on July 15, 2001 will be forfeited, which shares and options will then be contributed to the Company's capital. At June 30, 1996 7,818,232 shares of common stock and 2,047,222 and 234,546 options granted and available for grant, respectively, are subject to this escrow arrangement.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company had an operating loss of $1,106,935 for the quarter ending June 30, 1996 as compared to an operating loss of $438,369 for the quarter ending June 30, 1995 and a net loss of $2,570,505 in the June 30, 1996 quarter as compared to a net loss of $440,802 for the June 30, 1995 quarter.

Net sales of the Company increased 58% in the quarter ending June 30,1996 to $1,855,921 up $683,307 over the quarter ending June 30,1995. The 1996 sales increase was due to increases in unit sales of digital video CD players and components during the quarter ending June 30,1996 as compared to the quarter ending June 30,1995.

The gross margin percentage for the June 30, 1996 quarter was only approximately 1% due to the fact that the Company was not able to produce products in quantities which could result in greater economies of scale, and the gross profit percentage for the 1995 quarter of 41% was significantly greater due to the fact that during this quarter $250,000 was recognized as contract revenue which had very little associated direct costs.

Research and development expenses remained consistent during the June 30, 1996 quarter at $297,794 as compared to the June 30, 1995 quarter of $290,823. As a percentage of net sales, research and development expenses decreased from 25% in the June 30, 1995 quarter to 16% in the June 30, 1996 quarter due to the increase in sales in the June 30, 1996 quarter compared to the June 30, 1995 quarter.

Sales and marketing expenses increased 87% in the June 30, 1996 quarter to $336,574 from $179,887 in the comparable quarter of 1995. As a percentage of net sales, sales and marketing expenses increased from 15% in the June 30, 1995 quarter to 18% in the comparable quarter of 1996. This increase is due primarily to the increase in sales and marketing personnel as well as increased trade show activities for the June 30, 1996 quarter.

General and administrative expenses increased 10% to $498,155, up $46,021 in the June 30, 1996 quarter compared to the June 30, 1995 quarter. This increase was due to increases in salaries and related expenses, which increased as a result of the hiring of additional administrative personnel and increases in facility costs. As a percentage of net sales, general and administrative expenses decreased from 39% in the June 30, 1995 quarter to 27% in the comparable quarter of 1996 due to the increase in sales in the June 30, 1996 quarter compared to the June 30, 1995 quarter.

Other non-operating expenses increased by $244,807 in the June 30, 1996 quarter compared to the comparable quarter of 1995 as a result of interest expense on the bridge notes. The Company recorded an extraordinary item in the quarter ended June 30, 1996 of $1,216,330 as a result of amortization of deferred financing costs and accretion of debt discount pursuant to the Company's early extinguishment of the bridge notes, which were repaid in May 1996 from proceeds of the Company's initial public offering.

LIQUIDITY AND SOURCES OF CAPITAL


The Company had working capital of $19,150,223. as of June 30, 1996 as compared to working capital of $953,833 as of March 31, 1996.

Cash flows used in operations were $1,634,887 for the June 30, 1996 quarter as compared to cash flows provided by operations of $333,870 in the comparable period in 1995. Net cash provided by financing activities was $13,715,387 for the June 30, 1996 quarter as compared to $53,720 for the June 30, 1995 quarter. Cash provided by financing activities in the quarter ended June 30, 1996 includes funds generated pursuant to the Company's initial public offering of $20,714,000 net of offering costs, which were partially offset by the repayment of the $7,000,000 in bridge notes.

The Company expects that its available cash will be sufficient to meet its normal operating requirements, including increased manufacturing expenditures, for at least the next twelve months. Thereafter, the Company may require additional funds to support its working capital requirements. The Company may seek to raise such funds for working capital or other purposes through public or private equity financing or from other sources to the extent such additional capital is not provided to the Company through the exercise of its outstanding Class A and Class B warrants. There can be no assurance that any such financing will be available to the Company on favorable terms or at all.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Digital Video Systems, Inc.
                                ---------------------------
                                        (Registrant)


Date      8-14-96               /s/ Janis Gemignani
     ------------------         ----------------------------------------
                                Janis Gemignani- Chief Financial Officer
                                (principal financial officer)


Date      8-14-96               /s/ Edmund Sun
     ------------------         ----------------------------------------
                                Edmund Sun- Chief Executive Officer
                                (principal executive officer)