Form 10QSB/A
period 1996-03-31
DIGITAL VIDEO SYSTEMS INC
filed 1996-11-01
CIK 1009395

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                              FORM 10-QSB/A-2

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

        Condensed balance sheets- March 31, 1996 and December 31,
        1995

        Condensed statements of operations- Three months ended
        March 31, 1996 and 1995

        Condensed statements of cash flows- Three months ended
        March 31, 1996 and 1995

        Notes to condensed financial statements- March 31, 1996

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

                          DIGITAL VIDEO SYSTEMS, INC.
                           CONDENSED BALANCE SHEETS
                                  (unaudited)

                                                          March 31,     December 31,
                                                            1996           1995
                                                       ------------    -------------
                                                                          (Note)
                   ASSETS
Current assets:
     Cash and cash equivalents                         $ 4,658,845     $ 1,218,920
     Accounts receivable, net                              534,969         169,185
     Inventories                                         1,925,600         673,775
     Prepaid expenses and other current assets             818,584         300,407
     Deferred financing charges                            832,059             --
                                                       -----------     -----------
        Total current assets                             8,770,057       2,362,287
Property and equipment, net                                537,584         558,087
Other assets                                                95,755          49,295
                                                       -----------     -----------
        Total assets                                   $ 9,403,396     $ 2,969,669
                                                       ===========     ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                  $ 1,092,082     $   414,344
     Accrued liabilities                                   383,379         506,118
     Bridge loan payable                                 6,340,763             --
                                                       -----------     -----------
        Total current liabilities                        7,816,224         920,462
Commitments
Stockholders equity:
   Convertible preferred stock                                 524             524
   Common stock                                                672             662
   Additional paid-in capital                            9,153,734       8,265,120
   Accumulated deficit                                  (7,385,418)     (6,024,733)
   Foreign currency translation adjustments                (31,486)        (30,616)
   Deferred compensation                                  (150,854)       (161,750)
                                                       -----------     -----------
     Total stockholders equity                           1,587,172       2,049,207
                                                       -----------     -----------
     Total liabilities and stockholders equity         $ 9,403,396     $ 2,969,669
                                                       ===========     ===========

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

                            See accompanying notes

                          Digital Video Systems, Inc.
                      Condensed Statements of Operations
                                  (Unaudited)

                                                       Three Months
                                                      Ended March 31,
                                                  ----------------------
                                                     1996        1995
                                                  ----------  ----------

Revenue:
   Product revenue                               $   523,729  $  348,339
   Development and services revenue                    6,839           -
   Component revenue                                 856,300           -
                                                 -----------  ----------
      Total revenue                                1,386,868     348,339

Cost of product revenue                              586,895     417,177
Cost of development revenue                           27,951           -
Cost of component revenue                            801,000           -
                                                 -----------  ----------
      Total cost of revenue                        1,415,846     417,177
                                                 -----------  ----------
   Gross loss                                        (28,978)    (68,838)

Operating expenses:
   Research and development                          365,839     421,673
   Sales and marketing                               130,735     119,628
   General and administration                        385,652     323,604
                                                 -----------  ----------

      Total operating expenses                       882,226     864,905
                                                 -----------  ----------

Operating loss                                      (911,204)   (933,743)

Other income (expenses), net                        (449,481)    (25,306)
                                                 -----------  ----------

Net loss                                         $(1,360,685) $ (959,049)
                                                 ===========  ==========

Net loss per share                                    ($0.33)     ($0.23)
                                                 ===========  ==========

Shares used in the calculation of net
  loss per share                                   4,166,270   4,227,503
                                                 ===========  ==========

Pro forma net loss per share                          ($0.26)
                                                 ===========

Shares used in computing pro forma net loss
  per share                                        5,292,061
                                                 ===========

                            See accompanying notes

                          Digital Video Systems, Inc.

                      Condensed Statements of Cash Flows

                                  (Unaudited)

                                                  March 31,      March 31,
Operating activities:                               1996           1995
                                                 -----------     ---------
Net loss                                         $(1,360,685)    $(959,049)
Adjustments to reconcile net loss to
  net cash used in operating activities:

    Depreciation                                      56,289        60,142
    Deferred financing charges and accretion
     from bridge loan payable, net                   328,704           -
    Amortization of deferred compensation             10,896           -
Changes in operating assets and liabilities:
    Accounts receivable                             (366,654)      401,716
    Inventories                                   (1,251,825)     (262,263)
    Prepaid expenses and other                      (564,637)      (84,852)
    Accounts payable                                 677,738        (9,384)
    Accrued liabilities                             (122,739)      (21,129)
                                                 ------------    ---------

Net cash used in operating activities             (2,592,913)     (874,819)

Investing activities:

Purchases of furniture and equipment                 (35,786)      (64,016)
                                                 ------------    ---------
Net cash provided by (used in) investing
 activities                                          (35,786)      (64,016)

Financing activities:

Proceeds from sale of common stock                    13,624           -
Net proceeds from line of credit                         -         365,356
Proceeds from note payable to stockholder                -         500,000
Principal received on notes receivable
 from stockholder                                        -          15,000
Increase in restricted cash                              -         (34,362)
Net proceeds from bridge financing                 6,055,000           -
                                                 ------------    ---------

Net cash provided by financing activities          6,068,624       845,994

Net increase (decrease) in cash & cash
 equivalents                                       3,439,925       (92,841)

Cash and cash equivalents at beginning of
 period                                            1,218,920       340,592
                                                 -----------     ---------

Cash and cash equivalents at end of period       $ 4,658,845     $ 247,751
                                                 ===========     =========

                            See accompanying notes

                          Digital Video Systems, Inc.

                    Notes to Condensed Financial Statements
                                  (Unaudited)
                                March 31, 1996

Note 1-Basis of Presentation

     Digital Video Systems, Inc. (the "Company") develops, manufactures and markets digital video compression and decompression hardware and software for entertainment, business and educational uses.

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997 or for any other future period. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's Registration Statement on Form SB-2 for the year ended December 31, 1995.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in this Form 10-QSB/A and any document incorporated herein by reference. The following discussion should be read in conjuction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB/A.

In October 1996, the Company determined that its previously reported operating results and balance sheet data for the three-month periods ended March 31, 1995 and June 30, 1995 and for the three-month period ended June 30, 1996 required restatement. The revisions to the March 31, 1995 and June 30, 1995 quarters were made to more accurately reflect certain previously recorded year-end adjustments in the appropriate 1995 quarterly periods. The revisions to the June 30, 1996 quarter related primarily to (a) the Company's determination that certain development revenues previously recognized in this quarter (approximately $225,000) should not yet have been recognized, and (b) data errors caused by improper installation of a new manufacturing accounting system for the Company's Taiwan operation. Pending proper installation of a new accounting system for the Taiwan operation, the Company continues to use the system it has used in prior accounting periods, which the Company believes is an accurate system. The foregoing revisions did not require any restatement of the Company's previously reported audited financial statements for the year ended December 31, 1995, and the Company believes that the restated quarterly financial results do not represent a material change in the aggregate from the results as previously reported.

The Company had an operating loss of approximately $911,000 for the quarter ended March 31, 1996 as compared to an operating loss of approximately $934,000 for the March 31, 1995 quarter, and a net loss of approximately $1,361,000 in the March 31, 1996 quarter as compared to a net loss of approximately $959,000 for the March 31, 1995 quarter.

Total revenue increased approximately 298% in the quarter ended March 31, 1996 to approximately $1,387,000, up approximately $1,039,000 over the quarter ended March 31, 1995. This increase was due to increases in unit sales of Video CD players and components during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995.

The gross profit percentages for both the 1996 and 1995 quarters were negative due to the fact that the Company was not able to produce products in quantities which could result in greater economies of scale. There can be no assurance, however, that unit costs will decrease if Video CD players and components, and, to a lesser extent, MPEG encoding board sets, are produced in greater quantities.

Total operating expenses increased by approximately $17,000 or 2% during the March 31, 1996 quarter from approximately 865,000 in the March 31, 1995 quarter to approximately $882,000 in the March 31, 1996 quarter. This increase resulted from the Company's increased sales and marketing and general and administrative expenses in the March 31, 1996 quarter, offset in part by decreased research and development expenses in the March 31, 1996 quarter, in each case as described below.

Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's development efforts. The Company believes that investments in research and development are required to remain competitive. These expenses decreased approximately $56,000 or 13% from approximately $422,000 in the March 31, 1995 quarter to approximately $366,000 in the March 31, 1996 quarter due primarily to reduced development expenditures for Video CD players in the March 31, 1996 quarter compared to the prior period. As a percentage of total revenue, research and development expenses decreased from approximately 121% in the March 31, 1995 quarter to approximately 26% in the March 31, 1996 quarter, due to the increase in sales in the March 31, 1996 quarter compared to the March 31, 1995 quarter. Costs incurred in the March 31, 1995 quarter included the cost to develop the CDV340 Video CD player, which was completed in May 1995.

Sales and marketing expenses consist primarily of personnel and consulting costs involved in the sales process, including sales commissions. These expenses increased approximately 9% in the March 31, 1996 quarter to approximately $131,000 from approximately $120,000 in the comparable quarter of 1995. As a percentage of total revenue, sales and marketing expenses decreased from approximately 34% in the March 31, 1995 quarter to approximately 9% in the comparable quarter of 1996. This decrease was due primarily to the increase in net sales in the March 31, 1996 quarter.

General and administrative expenses, which consist of administrative salaries and benefits, insurance and other business support costs, increased approximately 19% to approximately $386,000, up approximately $62,000 in the March 31, 1996 quarter compared to the March 31, 1995 quarter. This increase was due to increases in salaries and related expenses, which increased as a result of hiring additional administrative personnel and increases in facility costs. As a percentage of total revenue, general and administrative expenses decreased from approximately 93% in the March 31, 1995 quarter to approximately 28% in the comparable quarter of 1996 due to the increase in sales in the March 31, 1996 quarter compared to the March 31, 1995 quarter.

Other expenses, net increased by approximately $424,000 in the March 31, 1996 quarter compared to the comparable quarter of 1995 as a result of interest expense, amortization of deferred financing costs and accretion of debt discount pursuant to the Company's bridge financing that closed in the March 31, 1996 quarter. The Company will incur a non-operating charge of approximately $1,264,000 in the quarter ending June 30, 1996 related to the early repayment of the bridge notes which were repaid in May of 1996 from proceeds of the Company's initial public offering.

LIQUIDITY AND SOURCES OF CAPITAL

The Company had working capital of approximately $954,000 as of March 31, 1996 as compared to working capital of approximately $1,442,000 as of December 31, 1995.

Cash flows used in operations were approximately $2,593,000 for the three month period ended March 31, 1996 as compared to approximately $875,000 in the comparable period in 1995.

The Company expects that its available cash and cash equivalents and the net proceeds of approximately $20,000,000 from its initial public offering (including an over allotment option), $7,174,000 of which was used in May 1996 to repay principal and interest under the bridge financing, will be sufficient to meet its normal operating requirements, including increased manufacturing expenditures, for at least the next twelve months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such funds through public or private equity financing or from other sources to the extent such additional capital is not provided to the Company through the exercise of its outstanding Class A and Class B warrants. There can be no assurance that any such financing will be available to the Company on favorable terms or at all.

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


                                           Digital Video Systems, Inc.
                                    ----------------------------------------
                                                   (Registrant)


Dated: October 31, 1996                   /s/      Arvin S. Erickson
                                    ----------------------------------------
                                    Arvin S. Erickson - Chief Financial Officer