Form 10QSB/A
period 1996-06-30
DIGITAL VIDEO SYSTEMS INC
filed 1996-11-01
CIK 1009395

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1996

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the first quarter April 1, 1996 to June 30, 1996.

Commission file number 0-28472


                          DIGITAL VIDEO SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                     Delaware                       77-0333728
--------------------------------------------------------------------------------
         (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)        Identification No.)


          2710 Walsh Ave. 2/nd/ Fl.
              Santa Clara, Ca.                          95051
--------------------------------------------------------------------------------
     (Address of principal executive offices)        (Zip Code)


                                 (408)748-2100
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                   Not applicable
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

         Condensed balance sheets- June 30, 1996 and March 31, 1996

         Condensed statements of income- Three months ended June 30, 1996 and 1995

         Condensed statements of cash flows- Three months ended
         June 30, 1996 and 1995

         Notes to condensed financial statements- June 30, 1996

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

                          Digital Video Systems, Inc.
                           Condensed Balance Sheets
                                  (unaudited)


                                           June 30,                  March 31,
                                             1996                      1996
                                          -----------               -----------
                        ASSETS
Current assets:
   Cash and cash equivalents              $ 16,700,116               $ 4,658,845
   Accounts receivable, net                    908,501                   534,969
   Inventories                               2,448,067                 1,925,600
   Prepaid expenses and other
     current assets                            277,894                   818,584
   Deferred financing charges                       --                   832,059
                                          ------------               -----------
      Total current assets                  20,334,578                 8,770,057

Property and equipment, net                    509,305                   537,584
Other assets                                    67,504                    95,755
                                          ------------               -----------
      Total assets                        $ 20,911,387               $ 9,403,396
                                          ============               ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                       $  1,251,127               $ 1,092,082
   Accrued liabilities                         176,385                   383,379
   Bridge loan payable                              --                 6,340,763
                                          ------------               -----------
      Total current liabilities              1,427,512                 7,816,224
Commitments
Stockholders' equity:
   Convertible preferred stock                      --                       524
   Common stock                                  1,680                       672
   Additional paid-in capital               29,771,192                 9,153,734
   Accumulated deficit                     (10,187,398)               (7,385,418)
   Foreign currency
     translation adjustments                   (52,876)                  (31,486)
   Deferred compensation                       (48,723)                 (150,854)
                                          ------------               -----------
      Total stockholders' equity            19,483,875                 1,587,172
                                          ------------               -----------
      Total liabilities and
        stockholders' equity              $ 20,911,387               $ 9,403,396
                                          ============               ===========

                            See accompanying notes

                          Digital Video Systems, Inc.
                      Condensed Statements of Operations
                                  (Unaudited)


                                                         Three Months
                                                        Ended June 30,
                                                  ---------------------------
                                                     1996            1995
                                                  -----------     -----------
Revenue:
   Product revenue                                $   721,653     $   697,436
   Development and services revenue                   150,000         441,064
   Component revenue                                  774,326              --
                                                  -----------     -----------
        Total revenue                               1,645,979       1,138,500

Cost of product revenue                               766,282         477,010
Cost of development and services revenue              235,347         170,780
Cost of component revenue                             797,500              --
                                                  -----------     -----------
        Total cost of revenue                       1,799,129         647,790

Gross profit (loss)                                  (153,150)        490,710

Operating expenses:
   Research and development                           337,866         249,668
   Sales and marketing                                339,940         180,185
   General and administration                         510,289         386,102
                                                  -----------     -----------
        Total operating expenses                    1,188,095         815,955
                                                  -----------     -----------
Operating loss                                     (1,341,245)       (325,245)

Other expenses, net                                  (196,939)         (3,637)
                                                  -----------     -----------
Net loss before extraordinary item                $(1,538,184)    $  (328,882)

Extraordinary item-loss on early
extinguishment of bridge notes                     (1,263,796)             --
                                                  -----------     -----------
Net loss                                           (2,801,980)       (328,882)
                                                  ===========     ===========
Net loss per share before extraordinary item      $     (0.21)    $     (0.06)
                                                  ===========     ===========
Net loss per share                                $     (0.37)    $     (0.06)
                                                  ===========     ===========
Shares used in the calculation
   of net loss per share                            7,602,051       5,353,284
                                                  ===========     ===========

                            See accompanying notes

                          Digital Video Systems, Inc.
                      Condensed Statements of Cash Flows
                                  (Unaudited)

                                                         June 30,      June 30,
                                                            1996          1995
                                                      -----------   ----------
Operating activities:

Net loss                                              $(2,801,980)  $ (328,882)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation                                            59,222       73,292
   Amortization of deferred compensation                    5,105            -
   Deferred financing charges and accretion from
     bridge loan payable, net                           1,491,296            -
Changes in operating assets and liabilities:
   Accounts receivable                                   (394,922)    (316,775)
   Inventories                                           (522,468)     293,651
   Prepaid expenses and other                             568,942      125,224
   Accounts payable                                       159,046     (126,375)
   Accrued liabilities                                   (206,995)      27,001
   Increase in deferred revenue                                 -      571,079
                                                      -----------   ----------
Net cash (used in) provided by operating activities    (1,642,754)     318,215

Investing activities:

Aquisition of furniture and equipment                     (30,943)           -
                                                      -----------   ----------
Net cash provided by (used in) investing activities       (30,943)           -

Financing activities:

Proceeds from initial public offering
  of common stock                                      20,713,843            -
Proceeds from exercise of common stock options
  and sale of option                                        1,125            -
Payment of line of credit                                       -     (965,355)
Decrease in restricted cash                                     -    1,034,362
Payment of bridge financing                            (7,000,000)           -
                                                      -----------   ----------
Net cash provided by financing activities              13,714,968       69,007

Net Increase (decrease) in cash & cash equivalents     12,041,271      387,222
Cash and cash equivalents at beginning of period        4,658,845      247,751
                                                      -----------   ----------
Cash and cash equivalents at end of period            $16,700,116   $  634,973
                                                      ===========   ==========

                             See accompaning notes

                          Digital Video Systems, Inc.

                    Notes to Condensed Financial Statements
                                  (Unaudited)
                                 June 30, 1996

Note 1-Basis of Presentation

     Digital Video Systems, Inc. (the "Company") develops, manufactures and markets digital video compression and decompression hardware and software for entertainment, business and educational uses.

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997 or for any other future period. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form SB-2 for the year ended December 31, 1995.

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


Note 5-Inventories

Inventories consist of the following:

                               June  30, 1996   March  31, 1996
                               --------------   ---------------
  Inventories:
    Raw materials                  $1,141,207        $  741,714
    Work in process                   303,421         1,015,574
    Finished goods                  1,003,439           168,312
                                   ----------        ----------
                                   $2,448,067        $1,925,600
                                   ==========        ==========

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in this Form 10-QSB/A and any document incorporated herein by reference. The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB/A.

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


The Company incurred an operating loss of approximately $1,341,000 for the quarter ended June 30, 1996 as compared to an operating loss of approximately $325,000 for the quarter ended June 30, 1995 and a net loss of approximately $2,802,000 in the June 30, 1996 quarter as compared to a net loss of approximately $329,000 for the June 30, 1995 quarter.


Total revenue increased 45% in the quarter ended June 30, 1996 to approximately $1,646,000 up approximately $507,000 over the quarter ended June 30, 1995. The 1996 sales increase was due to increases in unit sales of Video CD players and components during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.


The negative gross margin percentage for the June 30, 1996 quarter declined from the June 30, 1995 quarter positive margin of 43% primarily due to increased product price competition and increased product recalls in the June 30, 1996 quarter. The low gross margin also reflects lower margins realized for development services revenue in the June 30, 1996 quarter. The gross margins for both quarters were adversely affected by the fact that the Company was not able to produce products in quantities which could result in greater economies of scale. There can be no assurance, however, that unit costs will decrease if Video CD players and components, and, to a lesser extent, MPEG encoding board sets, are produced in greater quantities.


Total operating expenses increased by approximately $372,000 or 46% during the June 30, 1996 quarter, from approximately $816,000 in the June 30, 1995 quarter to approximately $1,188,000 in the June 30, 1996 quarter. This increase resulted primarily from the Company's increased sales and marketing expenses, and general and administrative expenses in the June 30, 1996 quarter described below.


Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's development efforts. The Company believes that investments in research and development are required to remain competitive. These expenses increased approximately $88,000 or 35% from approximately $250,000 in the June 30, 1995 quarter to approximately $338,000 in the June 30, 1996 quarter. The increase in research and development expenses in the June 30, 1996 quarter related primarily to increased personnel and consulting costs. As a percentage of total revenue, research and development expenses decreased from approximately 22% in the June 30, 1995 quarter to approximately 21% in the June 30, 1996 quarter due to the increase in sales in the June 30, 1996 quarter compared to the June 30, 1995 quarter. Costs incurred in the June 30, 1995 quarter included the cost to develope the CDV340 Video CD player.


Sales and marketing expenses consist primarily of personnel and consulting costs involved in the sales process, including sales commissions. These expenses increased approximately 89% in the June 30, 1996 quarter to approximately $340,000 from approximately $180,000 in the comparable quarter of 1995. As a percentage of total revenue, sales and marketing expenses increased from approximately 16% in the June 30, 1995 quarter to approximately 21% in the comparable quarter of 1996. This increase was due primarily to the increase in sales and marketing personnel as well as increased trade show activities for the June 30, 1996 quarter.


General and administrative expenses, which consist of administrative salaries and benefits, insurance and other business support costs, increased approximately 32% to approximately $510,000, up approximately $124,000 in the June 30, 1996 quarter compared to the June 30, 1995 quarter. This increase was due primarily to increases in salaries and related expenses, which increased as a result of the hiring of additional administrative personnel and increases in liability insurance costs, and accounting and strategic business consulting fees. As a percentage of total revenue, general and administrative expenses decreased from approximately 34% in the June 30, 1995 quarter to approximately 31% in the comparable quarter of 1996 due to the increase in sales in the June 30, 1996 quarter compared to the June 30, 1995 quarter.


Other expenses, net increased by approximately $193,000 in the June 30, 1996 quarter compared to the comparable quarter of 1995 as a result of interest expense, amortization of deferred financing costs and accretion of debt discount in connection with the Company's bridge financing. The Company recorded an extraordinary non-cash charge in the quarter ended June 30, 1996 of approximately $1,264,000 related to the repayment of the bridge notes issued in the bridge financing which were repaid in May 1996 from proceeds of the Company's initial public offering.

LIQUIDITY AND SOURCES OF CAPITAL


The Company had working capital of approximately $18,907,000 as of June 30, 1996 as compared to working capital of approximately $954,000 as of March 31, 1996. The increase in working capital resulted from the proceeds of the Company's initial public offering, net of the repayment of the bridge notes.


Cash flows used in operations were approximately $1,643,000 for the June 30, 1996 quarter as compared to cash flows provided by operations of approximately $318,000 in the comparable period in 1995. Net cash provided by financing activities was approximately $13,715,000 for the June 30, 1996 quarter as compared to approximately $69,000 for the June 30, 1995 quarter. Cash provided by financing activities in the quarter ended June 30, 1996 includes funds generated pursuant to the Company's initial public offering of $20,714,000 net of offering costs, which were partially offset by the repayment of the $7,000,000 in bridge notes.

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


                                Digital Video Systems, Inc.
                                ---------------------------
                                        (Registrant)


Date  October 31, 1996          /s/ Arvin S. Erickson
     ------------------         ------------------------------------------
                                Arvin S. Erickson- Chief Financial Officer