Form 10QSB
period 1996-09-30
DIGITAL VIDEO SYSTEMS INC
filed 1996-11-14
CIK 1009395

                                United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549

                                 FORM 10-QSB



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1996

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period April 1, 1996 to September 30, 1996.

Commission file number 0-28472

                         DIGITAL VIDEO SYSTEMS, INC.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                     Delaware                       77-0333728
------------------------------------       ------------------------------------
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)            Identification No.)


          2710 Walsh Ave. 2/nd/ Fl.
              Santa Clara, Ca.                           95051
--------------------------------------------     -------------------------------
   (Address of principal executive offices)          (Zip Code)


                                   (408)748-2100
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                   Not applicable
-------------------------------------------------------------------------------
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

     Common Stock, $.0001 Par Value- 17,502,091 shares as of October 31, 1996

                                     Index

                          DIGITAL VIDEO SYSTEMS, INC.

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

     Condensed consolidated balance sheets- September 30, 1996 and March 31,
     1996

     Condensed consolidated statements of income- Six-months ended September 30, 1996 and 1995

     Condensed consolidated statements of income- Three months ended September 30, 1996 and 1995

     Condensed consolidated statements of cash flows- Six-months ended September 30, 1996 and 1995

     Notes to condensed consolidated financial statements- September 30, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

Item 1. Legal Proceedings
        Not Applicable
Item 2. Changes in Securities
        Not Applicable
Item 3. Defaults upon Senior Securities
        Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
        Not Applicable
Item 5. Other Information

       On November 4, 1996, the Company filed a registration statement with the Securities and Exchange Commission for a secondary public offering by the Company of 23,000 "Units." Each Unit will consist of a minimum of 70 and a maximum of 100 units of the Company's securities (the "IPO Units"). Each IPO Unit consists of one share of Common Stock, one redeemable Class A Warrant and one redeemable Class B Warrant and is identical to the units sold in the Company's initial public offering in May 1996. It is currently anticipated that the Units will be priced at $1,000 per Unit. The actual number of IPO Units included in each Unit will be determined by the Company and D.H. Blair Investment Banking Corp., the underwriter of the offering. A registration statement relating to the Units has been filed with the Securities and Exchange Commission, but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The foregoing information shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Item 6. Exhibits and Reports on Form 8-K
(a)  The following exhibits are included or incorporated by reference herein:
     (10)   Material Contracts:

       Consulting Agreement dated September 27, 1996 between the Company and Sitrick And Company Inc. (incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-15471, as filed with the Securities and Exchange Commission on November 4, 1996.)

       Lease dated July 17, 1996 between the Company and Ken Yang Real Estate (Shanghai) Co. Ltd. (incorporated by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-15471, as filed with the Securities and Exchange Commission on November 4, 1996.)

     (11) Statement re: Computation of net loss per share
     (27) Financial Data Schedule

(b)   Reports on Form 8-K

     A report on Form 8-K was filed on August 12, 1996 reporting that the Company had announced that it was calling for a redemption of all of its outstanding Class A Warrants and offering new exercise terms for holders of Class A warrants who elected to exercise their Class A Warrants prior to the date of redemption, and that the Company subsequently caused the withdrawal of such offer.

                          DIGITAL VIDEO SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (unaudited)

                                             September 30,    March 31,
                                                 1996           1996
                                             -------------  -----------
                 Assets
Current assets:
   Cash and cash equivalents                  $ 14,638,889   $ 4,658,845
   Accounts receivable, net                      1,194,143       534,969
   Inventories                                   1,488,454     1,925,600
   Prepaid expenses and other current assets       768,188       818,584
   Deferred financing charges                            -       832,059
                                              ------------   -----------
      Total current assets                      18,089,674     8,770,057
                                              ------------   -----------
Property and equipment, net                        499,921       537,584
Intangible assets                                   16,904             -
Other assets                                             -        95,755
                                              ------------   -----------
      Total assets                            $ 18,606,499   $ 9,403,396
                                              ============   ===========
     Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                           $    694,034   $ 1,092,082
   Accrued liabilities                             467,986       383,379
   Bridge loan payable                                   -     6,340,763
                                              ------------   -----------
      Total current liabilities                  1,162,020     7,816,224
Commitments and contingencies
Stockholders' equity:
 Convertible preferred stock                             -           524
 Common stock                                        1,701           672
  Additional paid-in capital                    29,800,775     9,153,734
  Accumulated deficit                          (12,267,320)   (7,385,418)
  Foreign currency translation adjustments         (45,437)      (31,486)
  Deferred compensation                            (45,240)     (150,854)
                                              ------------   -----------
     Total stockholders' equity                 17,444,479     1,587,172
                                              ------------   -----------
     Total liabilities and stockholders'
      equity                                  $ 18,606,499   $ 9,403,396
                                              ============   ===========


                            See accompanying notes

                          DIGITAL VIDEO SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                          Three Months                  Six Months
                                                      Ended September 30,           Ended September 30,
                                                  ---------------------------   ---------------------------
                                                      1996           1995           1996           1995
                                                  ------------   ------------   ------------   ------------

Revenue
  Product revenue                                 $  1,862,667   $    212,933   $  2,584,320   $    910,369
  Development and services revenue                           -        212,291        150,000        653,355
  Component revenue                                          -         61,544        774,326         61,544
                                                  ------------   ------------   ------------   ------------
        Total revenue                                1,862,667        486,768      3,508,646      1,625,268

Cost of product revenue                              2,351,035        347,647      3,117,317        824,657
Cost of development and services revenue                     -        150,933        235,347        321,713
Cost of component revenue                                    -        208,542        797,500        208,542
                                                  ------------   ------------   ------------   ------------
        Total cost of revenue                        2,351,035        707,122      4,150,164      1,354,912

Gross profit (loss)                                   (488,368)      (220,354)      (641,518)       270,356

Operating expenses:
    Research and development                           344,619        310,589        682,485        560,257
    Sales and marketing                                314,225        126,461        654,165        306,646
    General and administrative                       1,115,553        518,308      1,625,842        904,410
                                                  ------------   ------------   ------------   ------------
     Total operating expenses                        1,774,397        955,358      2,962,492      1,771,313
                                                  ------------   ------------   ------------   ------------
Operating loss                                      (2,262,765)    (1,175,712)    (3,604,010)    (1,500,957)

Other income (expenses), net                           182,843        (16,504)       (14,096)       (20,141)
                                                  ------------   ------------   ------------   ------------
Net loss before extraordinary item                  (2,079,922)    (1,192,216)    (3,618,106)    (1,521,098)

Extraordinary item - loss on early
 extinguishment of bridge notes                              -              -     (1,263,796)             -
                                                  ------------   ------------   ------------   ------------
Net loss                                          $ (2,079,922)  $ (1,192,216)  $ (4,881,902)  $ (1,521,098)
                                                  ============   ============   ============   ============
Net loss per share before extraordinary item      $      (0.21)  $      (0.22)  $      (0.41)  $      (0.28)
                                                  ============   ============   ============   ============
Net loss per share                                $      (0.21)  $      (0.22)  $      (0.55)  $      (0.28)
                                                  ============   ============   ============   ============
Shares used in the calculation
   of net loss per share                            10,133,263      5,353,294      8,867,657      5,353,294
                                                  ============   ============   ============   ============

                            See accompanying notes

                          DIGITAL VIDEO SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                     Six Months
                                                                                   Ended September 30,
                                                                             ---------------------------
                                                                                1996             1995
                                                                             -----------     -----------
Operating activities:

Net loss                                                                     $(4,881,902)    $(1,521,098)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Depreciation                                                                 108,853         133,434
    Amortization of deferred compensation                                          8,588           4,245
    Deferred financing charges and accretion from
     bridge loan payable, net                                                  1,491,296               -
Changes in operating assets and liabilities:
    Accounts receivable                                                         (673,125)       (242,413)
    Inventories                                                                  437,146         355,397
    Prepaid expenses and other assets                                            146,151           8,869
    Accounts payable                                                            (398,048)       (148,880)
    Accrued liabilities                                                           84,607         125,327
    Increase in deferred revenue                                                       -         363,347
                                                                             -----------     -----------
Net cash (used in) operating activities                                       (3,676,434)       (921,772)

Investing activities:

Acquisition of furniture and equipment                                           (71,190)        (56,604)
Purchase of intangible assets                                                    (16,904)              -
                                                                             -----------     -----------
Net cash (used in) investing activities                                          (88,094)        (56,604)

Financing activities:

Proceeds from initial public offering of common stock                         20,713,843               -
Repayment of bridge loan                                                      (7,000,000)              -
Proceeds from sale of preferred stock, net of notes payable
  converted to preferred stock net of issuance costs                                   -       1,000,000
Proceeds from exercise of common stock options and sale
  of options                                                                      30,729          48,943
Payment of line of credit                                                              -        (965,355)
Decrease in restricted cash                                                            _       1,053,352
Payment of bridge financing                                                            _               -
                                                                             -----------     -----------
Net cash provided by financing activities                                     13,744,572       1,136,940

Net Increase in cash & cash equivalents                                        9,980,044         158,564
Cash and cash equivalents at beginning of period                               4,658,845         247,752
                                                                             -----------     -----------
Cash and cash equivalents at end of period                                   $14,638,889     $   406,316
                                                                             ===========     ===========

                            See accompanying notes


                          Digital Video Systems, Inc.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                               September 30, 1996

Note 1-Basis of Presentation

     Digital Video Systems, Inc. (the "Company") develops, manufactures and markets digital video compression and decompression hardware and software for entertainment, business and educational uses.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-and six-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997 or for any other future period. For further information, refer to the financial statements for the year ended December 31, 1995 and footnotes thereto included in the Company's Registration Statement on Form SB-2.

Note 2- Net Loss Per Share

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common stock equivalent shares from stock options, and warrants are not included as the effect is anti-dilutive. In accordance with Securities and Exchange Commission Staff Accounting Bulletins, common stock and common stock equivalent shares issued by the Company at prices below the initial public offering price during the period beginning one year prior to such offering have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price of the Company's units). The weighted average number of common shares used in the net loss per share calculation was reduced by the common stock placed in escrow in connection with the Company's initial public offering.

Note 3- Inventories

     Inventories consist of the following:


Inventories:                      September  30, 1996   March 31, 1996
                                  -------------------   --------------
          Raw materials                 $1,059,643       $  741,714
          Work in process               $  328,978       $1,015,574
          Finished goods                $   99,833       $  168,312
                                        ----------       ----------
                                        $1,488,454       $1,925,600
                                        ==========       ==========

Note 4- Stock Split

     In January 1996, the Board of Directors approved a stock split of 1.078-for-1 of all outstanding shares of common stock. All share and per share information has been adjusted to give effect to the stock split in the accompanying financial statements.

Note 5- Private Placement

     In March 1996, the Company completed a $7,000,000 private placement of 140 units at $50,000 per unit face value promissory note bearing 10% interest and due in January and March 1997, and 25,000 warrants ("Bridge Warrants") which initially enabled the holder to purchase shares of common stock at $4.00 per share. The Company received net proceeds of approximately $6,055,000 after deducting selling commissions and expenses of $945,000. The $7,000,000 was allocated $875,000 to warrants and $6,125,000 to bridge notes payable. The debt discount and selling commissions and expenses will be expensed using the interest method over the terms of the notes.

     On May 14, 1996 the Company repaid these bridge notes in full from the proceeds received pursuant to its initial public offering of Units.

Note 6- Closing of Initial Public Offering

     On May 14, 1996, the Company closed its initial public offering which consisted of 4,200,000 units ("Units") of common stock, Class A warrants and Class B warrants, priced at $5.00 per unit. On May 22, 1996, the Company's underwriter exercised its overallotment option to purchase an additional 630,000 units at $5.00 per unit. The Company received net offering proceeds from the sale of units of approximately $20,714,000 after deducting underwriting discounts and commissions and other expenses of the offering. Upon the closing of the Offering, the Company agreed to grant to their underwriter an option to purchase up to 420,000 Units. The Option is exercisable during the three-year period commencing two years from the date of the Company's initial public offering at an exercise price of $6.50 per Unit.

Note 7- Escrow Securities

     In April 1996, the holders of the Company's common and preferred stock, and holders of options to purchase common stock pursuant to the Company's 1993 stock option plan, placed, on a pro rata basis, 7,812,948 of their shares and options to purchase 1,852,697 shares of common stock, respectively, into escrow, and a holder of an option to purchase 200,000 shares of Common Stock outside the Company's 1993 stock option plan placed all of such options into escrow upon grant. Additionally, 234,355 options reserved for future grant under the Company's 1993 Stock

Option Plan were subject to escrow upon grant. The common stock and options will be released to the stockholders on a pro rata basis, in the event specified levels of pretax income of the Company for the years ended March 31, 1997 to 2001 are achieved, or the market price of the Company's common stock attains specified targets during a 36-month period commencing from the effective date of the registration statement relating to the Company's initial public offering. Any shares or options remaining in escrow on July 15, 2001 will be forfeited, which shares and options will then be contributed to the Company's capital. The pretax income levels are subject to proportionate adjustment upon the issuance of certain securities subsequent to the Company's initial public offering.
     Based on the terms of the Escrow agreement, 7,957,857 shares of the Company's common stock and 1,874,276 outstanding options to purchase common stock outstanding as of September 30,1996 were in escrow. Additionally, at September 30, 1996, 267,867 options available for future grant were subject to escrow upon grant.
     In the event that the foregoing earnings or market price levels are attained and the escrow securities released, the Securities and Exchange Commission has adopted the position that the release of escrow securities to officers, directors, employees and consultants of the Company will be compensatory and, accordingly, will result in compensation expense for financial reporting purposes. The expense will equal the fair market value of the escrow securities on the date of release and will result in a material charge to operations.

Note 8- Secondary Offering of Units with Underwriter

     In October 1996, the Board of Directors authorized management of the Company to file a registration statement with the Securities and Exchange Commission for the registration of up to 26,450 Units at $1,000 per unit. Each Unit will consist of a minimum of 70 and a maximum of 100 units which are identical to the Units issued in the Company's initial public offering of Units as described in Note 6. Additionally the Board of Directors authorized the issuance of an additional option which will allow the Company's underwriter to purchase up to 2,300 Units (each consisting of a minimum of 70 and a maximum 100 units identical to the ones issued in the IPO) at an exercise price of $1,300 per Unit, exercisable over a period of three years commencing two years from the date of such Offering.


Note 9- Business combination with Related Party

     In October 1996 the Company acquired all of the outstanding stock of ViComp Technology, Inc. ("ViComp"), a development stage company engaged in the design and development of integrated circuits for use in video CD players. Pursuant to such acquisition, the Company issued 491,253 shares of its Common Stock for all the outstanding ViComp capital stock and granted options to certain ViComp shareholders exercisable for 189,557 shares of Digital Video common stock. The Company's Chairman and Chief Executive Officer owned approximately 57% of the outstanding capital stock of ViComp at the time of its acquisition by the Company. Of the 281,520 shares of the Company to be received by this related party, 140,760 shares are subject to an escrow having substantially identical terms to the escrow agreement described in Note 7. These shares have not been included in the purchase price as they are subject to forfeiture in the event specified levels of pretax income or market price are not achieved. An additional 140,760 shares are held in separate performance escrow and may be released to this related party in the event that certain performance milestones relating to the development of ViComp's MPEG-1 chip are reached by July 1997. Since the shares are subject to forfeiture, they also have not been included in the purchase price. The transaction will be accounted for as a purchase and, accordingly, the initial purchase price and acquisition costs will be allocated to the identifiable assets and liabilities, including in-process research and development which will be immediately expensed. Additional consideration paid upon the achievement of the performance milestones (equal to the fair market value of the 140,760 shares released from the performance escrow), if any, will be recorded as additional purchase price at such time.

Note 10- 1996 Stock Option Plan

     In September 1996, the Company's Board of Directors approved the Company's 1996 Stock Option Plan (the "1996 Option Plan"), which is subject to subsequent shareholder approval. The 1996 Option Plan provides for the grant of options to purchase up to an aggregate of 1,000,000 shares of the Company's Common Stock. The 1996 Option Plan has terms and conditions substantially identical to those of the 1993 Option Plan.

Note 11- Employee Matters

     In October 1996, the Company removed Janis Gemignani as the Company's Vice President, Secretary and Chief Financial Officer. The Company currently is attempting to negotiate the terms under which Ms. Gemignani will continue to provide services to the Company or will receive severance payments from the Company. There can be no assurance, however, that the Company will be able to negotiate such an arrangement with Ms. Gemignani, who has advised the Company that she has claims against the Company in connection with her employment by the Company and that she intends to formally assert those claims. Although the Company has not been served with any litigation by Ms. Gemignani, based on its preliminary review of the relevant facts, the Company does not believe that any of the claims she may have against the Company have merit. In the event a lawsuit is filed against the Company, however, the costs to defend the lawsuit, and any damages the Company might be required to pay should Ms. Gemignani prevail, could have material adverse effect on the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in this Form 10-QSB and any document incorporated herein by reference. The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

Total revenue increased 283% in the quarter ended September 30,1996 to approximately $ 1,863,000. The 1996 sales increase was due to increases in unit sales of digital video CD players during the quarter ended September 30,1996 as compared to the quarter ended September 30,1995.

Gross margin percentage for the September 30, 1996 quarter was negative, as the Company was not able to produce products in quantities which could result in greater economies of scale. Gross profit percentage for the September 30, 1995 quarter was also negative, due to low production quantities, and the cost of certain components which the Company was unable to pass on to its customers.

Total operating expenses increased by approximately $819,000 or 86% during the September 30, 1996 quarter, from approximately $955,000 in the September 30, 1995 quarter to approximately $1,774,000 in the September 30,1996 quarter. This increase resulted primarily from the Company's increased sales and marketing expenses and increased general and administrative expenses.

Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's development efforts. The Company believes that investments in research and development are required to remain competitive. These expenses increased approximately $34,000 or 11% from approximately $311,000 in the September 30, 1995 quarter to approximately $345,000 in the September 30, 1996 quarter. As a percentage of total revenue, research and development expenses decreased from 64% in the September 30, 1995 quarter to 19% in the September 30, 1996 quarter due to the increase in sales in the September 30, 1996 quarter compared to the September 30, 1995 quarter.

Sales and marketing expenses consist primarily of personnel and consulting costs involved in the sales process, including sales commissions. These expenses increased 148% in the September 30, 1996 quarter to approximately $314,000 from approximately $126,000 in the comparable quarter of 1995 due to increases in sales and marketing personnel and related activities. As a percentage of total revenue, sales and marketing expenses decreased from 26% in the September 30, 1995 quarter to 17% in the comparable quarter of 1996.

General and administrative expenses, which consist of administrative salaries and benefits, insurance and other business support costs, increased
115%, or approximately $597,000 to approximately $1,116,000 in the September 30, 1996 quarter compared to the September 30, 1995 quarter. This increase was the result of hiring of additional administrative personnel, costs associated with the Company's Class A Warrant exchange and redemption offer (which was subsequently abandoned due to market conditions) (the "Warrant Exchange Offer") and increased legal, accounting and consulting fees. As a percentage of total revenue, general and administrative expenses were 60% in the September 30, 1996 quarter and 106% in the comparable quarter of 1995.

Other income, net increased approximately $199,000 in the September 30, 1996 quarter compared to the comparable quarter of 1995 as a result of interest income generated by funds raised in the Company's initial public offering that closed in May 1996.

SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1995

Total revenue increased 116% in the six months ended September 30,1996 to approximately $3,509,000, an increase of approximately $1,883,000 over the six months ended September 30,1995. The increase was due to higher sales of digital video CD players and components during the six months ended September 30, 1996 compared to the six months ended September 30,1995.

A negative gross margin was recorded for the six months ended September 30, 1996 as the Company was not able to produce products in sufficient quantities to result in greater economies of scale and component costs which the Company was unable to pass on to its customers. The gross profit percentage for the six months ended September 30, 1995 of 17% was significantly greater as there were minimal direct costs associated with contract revenue of $250,000 recognized in the period.

Research and development expenses increased approximately $122,000 or 22% from approximately $560,000 in the six months ended September 30, 1995 to approximately $682,000 in the six months ended September 30, 1996. As a percentage of total revenue, research and development expenses decreased from 34% in the six months ended September 30, 1995 to 19% in the six months ended September 30, 1996 due to the increase in sales in the six months ended September 30, 1996 compared to the six months ended September 30, 1995.

Sales and marketing expenses increased 113% in the six months ended September 30, 1996 to approximately $651,000 from approximately $307,000 in the comparable six-month period of 1995. Sales and marketing expenses represented 19% of total revenues in the six months ended September 30, 1996 and 1995. The increase in expenses is due to the increase in sales and marketing personnel as well as increased trade show and marketing activities in the six months ended September 30, 1996.

General and administrative expenses, increased approximately $721,000, to approximately $1,626,000 in the six months ended September 30, 1996 compared to the six months ended September 30, 1995. This increase was the result of hiring additional administrative personnel, registration costs relating to the Warrant Exchange Offer, and increased legal, accounting and consulting fees. As a percentage of total revenue, general and administrative expenses decreased to 46% in the six months ended September 30, 1995 from 56% in the comparable six months of 1995 due to the increase in sales in the six months ended September 30, 1996 compared to the six months ended September 30, 1995.

The Company recorded an extraordinary non-cash charge in the quarter ended June 30, 1996 of approximately $1,264,000 related to the repayment of the bridge notes issued in the bridge financing which were repaid in May 1996 from proceeds of the Company's initial public offering.

LIQUIDITY AND SOURCES OF CAPITAL

The Company had working capital of approximately $16,928,000 as of September 30, 1996 as compared to working capital of approximately $954,000 as of March 31, 1996.

Cash flows used in operations were approximately $3,676,000 for the September 30, 1996 six months period as compared to cash flows used by operations of approximately $922,000 in the comparable period in 1995. Net cash provided by financing activities was approximately $13,745,000 for the September 30, 1996 six-month period as compared to approximately $1,137,000 for the September 30, 1995 six-month period. Cash provided by financing activities in the six months ended September 30, 1996 includes funds generated pursuant to the Company's initial public offering of approximately $20,714,000 net of offering costs, which were partially offset by the repayment of the $7,000,000 in bridge notes.

The Company anticipates, based on currently proposed plans and assumptions relating to present operations, that existing working capital will be sufficient to satisfy the Company's contemplated cash requirements for at least the next 12 months and, together with the net proceeds of the Company's proposed public offering, will be sufficient to satisfy the Company's contemplated cash requirements for at least the next 24 months. If the Company's estimates prove incorrect, or if the Company's proposed public offering is not consummated, the Company may require additional funds to support its working capital requirements. The Company may seek to raise such funds for working capital or other purposes through public or private equity financing or from other sources to the extent such additional capital is not provided to the Company through such proposed public offering or through the exercise of its outstanding Class A and Class B warrants. There can be no assurance that any such financing will be available to the Company on favorable terms or at all and if the Company is unable to obtain needed financing, the Company's business would be materially and adversely affected.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Digital Video Systems, Inc.
                                      ---------------------------
                                         (Registrant)


Date         11/14/96                               /s/ Arvin S. Erickson
     -----------------------                 ----------------------------------
                                                      Arvin S. Erickson
                                                   Chief Financial Officer