Form 10QSB
period 1996-12-31
DIGITAL VIDEO SYSTEMS INC
filed 1997-02-13
CIK 1009395

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended December 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period October 1, 1996 to December 31, 1996.

Commission file number 0-28472

                          DIGITAL VIDEO SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                            77-0333728
 ------------------------------                             ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)


       2710 Walsh Ave. 2nd Fl.
           Santa Clara, CA                                         95051
 --------------------------------------                          ---------
(Address of principal executive offices)                         (Zip Code)


                                 (408)748-2100
              --------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
 -------------------------------------------------------------------------
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

     Common Stock, $.0001 Par Value- 20,138,683 of January 31, 1997

                                     Index

                          DIGITAL VIDEO SYSTEMS, INC.

Part I. Financial Information

  Item 1. Financial Statements (Unaudited)

     Condensed consolidated balance sheets- December 31, 1996 and March 31, 1996

     Condensed consolidated statements of income- Nine-months ended December 31, 1996 and 1995

     Condensed consolidated statements of income- Three months ended December 31, 1996 and 1995

     Condensed consolidated statements of cash flows- Nine-months ended December 31, 1996 and 1995

     Notes to condensed consolidated financial statements- December 31, 1996


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

  Item 1. Legal Proceedings

       In November 1996, Janis Gemignani, the Company's former Vice President, Secretary and Chief Financial Officer, advised the Company that she had claims against the Company in connection with her employment by the Company, and her termination from such employment, and informed the Company that she had filed a charge of discrimination with the California Department of Fair Employment and Housing alleging discrimination against the Company and certain individuals associated with the Company. (The Company was never served with any litigation by Ms. Gemignani in connection with these allegations.) In February 1997, the Company entered into a settlement agreement with Ms. Gemignani. Pursuant to the settlement, Ms. Gemignani has released the Company from any and all claims or rights she may have had relating to her claims of alleged discrimination, and the terms of the settlement will not have any materially adverse effect on the financial position of the Company.

  Item 2. Changes in Securities
          Not Applicable
  Item 3. Defaults upon Senior Securities
          Not Applicable
  Item 4. Submission of Matters to a Vote of Security Holders
          Not Applicable
  Item 5. Other Information
          Not Applicable

  Item 6. Exhibits and Reports on Form 8-K
          The following exhibits are filed herewith or incorporated by reference:
           (4) Instruments Defining the Rights of Holders:

               4(1) Escrow Agreement dated as of October 17, 1996 made
                    by and between the Company and Dr. Edmund Sun.*

               4(2) Escrow Agreement dated as of October 17, 1996 made by and among the Company, the shareholders named on the signature pages thereto and American Stock Transfer & Trust Company.*

               4(3) Escrow Agreement dated as of October 17, 1996 made by and among the Company, the shareholders named on the signature pages thereto and American Stock Transfer & Trust Company.*

               4(4) Form of Amendment to Warrant Agreement.*

               4(5) Form of Underwriter's Unit Purchase Option.*

(10)   Material Contracts

               10(1) Agreement and Plan of Merger dated as of October 17, 1996 by and among the Company, Digital Video Acquisition Co., ViComp Technology, Inc. and the shareholders of ViComp Technology, Inc.**

               10(2) Registration Rights Agreement dated as of October 17, 1996 by and between the Company and shareholders of ViComp Technology, Inc. named herein.**

               10(3) 1996 Stock Option Plan.**

               10(4) Office Lease Agreement commencing on October 15, 1996 between the Company and Paulsen Office Park.**

(27)   Financial Data Schedule

        * The above exhibits 4(1), 4(2), 4(3), 4(4) and 4(5) are incorporated by reference from exhibits 4.7, 4.8, 4.9, 4.10, and 4.11, respectively, to the Company's Registration Statement and on Form SB-2 (Reg. No. 333-15471), as filed with the Securities and Exchange Commission on November 4, 1996.

       ** The above exhibits 10(1), 10(2), 10(3), and 10(4) are incorporated by reference from exhibits 10.13, 10.14, 10.15, and 10.17, respectively, to the Company's Registration Statement and on Form SB-2 (Reg. No. 333-15471), as filed by the Securities and Exchange Commission on November 4, 1996.

     (11) Statement re: Computation of net loss per share

(b)   Reports on Form 8-K
      (1) Report on Form 8-K dated October 17, 1996. Items 2 (Acquisition or Disposition of Assets) and 7 (Financial Statements and Exhibits).
      (2)  Report on Form 8-K dated November 6, 1996.
             Item: (Other Events).
      (3)  Report on Form 8-K/A dated October 17, 1996.
             Item: (Financial Statements and Exhibits).

                 Digital Video Systems, Inc.
            Condensed Consolidated Balance Sheets

                         (Unaudited)


                                                                         December 31,            March 31,
                                                                             1996                   1996
                                                                         ------------           -----------
                           Assets
Current assets:
         Cash and cash equivalents                                       $ 36,340,008            $4,658,845
         Accounts receivable, net                                           2,809,825               534,969
         Inventories                                                        1,242,424             1,925,600
         Prepaid expenses and other current assets                            585,881               818,584
         Deferred financing charges                                                 -               832,059
                                                                         ------------            ----------
               Total current assets                                        40,978,138             8,770,057
                                                                         ------------            ----------

Property and equipment, net                                                 1,376,705               537,584
Other assets                                                                   97,410                95,755
                                                                         ------------            ----------
               Total assets                                              $ 42,452,253            $9,403,396
                                                                         ============            ==========

            Liabilities and Stockholders' Equity
Current liabilities:
         Accounts payable                                                  $3,581,851            $1,092,082
         Accrued liabilities                                                  332,529               383,379
         Bridge loan payable                                                        -             6,340,763
                                                                         ------------            ----------
               Total current liabilities                                    3,914,380             7,816,224
Commitments
Stockholders' equity:
     Convertible preferred stock                                                    -                   524
     Common stock                                                               2,024                   672
      Additional paid-in capital                                           54,675,843             9,153,734
      Accumulated deficit                                                 (15,985,332)           (7,385,418)
      Foreign currency translation adjustments                                (64,902)              (31,486)
      Deferred compensation                                                   (89,760)             (150,854)
                                                                         ------------            ----------
             Total stockholders' equity                                    38,537,873             1,587,172
                                                                         ------------            ----------
             Total liabilities and stockholders' equity                  $ 42,452,253            $9,403,396
                                                                         ============            ==========


                            See accompanying notes

                          Digital Video Systems, Inc.
                Condensed Consolidated Statements of Operations

                                  (Unaudited)


                                                                Three Months                             Nine Months
                                                              Ended December 31,                       Ended December 31,
                                                       --------------------------------          ------------------------------
                                                           1996                 1995                1996                1995
                                                       ----------            ----------          ----------          ----------
Revenue
    Product revenue                                    $ 2,523,669         $   606,763           $ 5,107,989        $ 1,517,132
    Development and services revenue                        57,600             368,461               207,600          1,021,816
    Component revenue                                    3,460,881             572,000             4,235,207            633,544
                                                       -----------         -----------           -----------        -----------
        Total revenue                                    6,042,150           1,547,224             9,550,796          3,172,492

Cost of product revenue                                  2,199,516             824,262             5,316,832          1,648,919
Cost of development and services revenue                    18,664             263,569               254,012            585,282
Cost of component revenue                                3,423,336             495,000             4,220,836            703,542
                                                       -----------         -----------           -----------        -----------
        Total cost of revenue                            5,641,516           1,582,831             9,791,680          2,937,743

Gross profit (loss)                                        400,634             (35,607)             (240,884)           234,749

Operating expenses:
       Research and development                            677,600             195,903             1,360,085            836,160
       Sales and marketing                                 412,933             122,299             1,067,098            428,945
       General and administrative                        1,446,396             285,621             3,072,238          1,190,032
       Acquired in process research and development      1,819,473                   -             1,819,473                  -
                                                       -----------         -----------           -----------        -----------
        Total operating expenses                         4,356,402             603,823             7,318,894          2,455,137
                                                       -----------         -----------           -----------        -----------

Operating loss                                          (3,955,768)           (639,430)           (7,559,778)        (2,220,388)

Other income (expenses), net                               259,823          (1,283,733)              245,727         (1,303,874)
                                                       -----------         -----------           -----------        -----------
Net loss before extraordinary item                      (3,695,945)         (1,923,163)           (7,314,051)        (3,524,262)

Extraordinary item - early extinguishment of
  bridge notes                                                   -                   -            (1,263,796)                 -
                                                       -----------         -----------           -----------        -----------

Net loss before provision for income taxes              (3,695,945)         (1,923,163)           (8,577,847)        (3,524,262)

Provision for income taxes                                 (22,067)                  -               (22,067)                 -

Net loss                                               $(3,718,012)        $(1,923,163)          $(8,599,914)       $(3,524,262)
                                                       ===========         ===========           ===========        ===========
Net loss per share before extraordinary item                ($0.39)             ($0.46)               ($0.80)            ($0.84)
                                                       ===========         ===========           ===========        ===========
Net loss per share                                          ($0.39)             ($0.46)               ($0.95)            ($0.84)
                                                       ===========         ===========           ===========        ===========

Shares used in the calculation
  of net loss per share                                  9,527,107           4,164,999             9,087,473          4,206,668
                                                       ===========         ===========           ===========        ===========

                                            See accompanying notes

                          DIGITAL VIDEO SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                    Nine Months
                                                                 Ended December 31,
                                                           -----------------------------
                                                               1996             1995
                                                           -------------    ------------
OPERATING ACTIVITIES:

Net loss                                                   $ (8,599,914)     $(3,524,262)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                158,850          189,222
    Acquired in-process research and development              1,819,473                -
    Foreign currency translation adjustments                    (12,026)         (32,829)
    Interest expense on convertible notes payable                     -           56,807
    Loss on disposition of property and equipment                     -            8,418
    Amortization of deferred compensation                        12,068           12,594
    Deferred financing charges and accretion from
       bridge loan payable, net                               1,491,298                -
    Loss on write-off of investments in affiliate                     -        1,248,868
Changes in operating assets and liabilities:
    Accounts receivable                                      (2,296,246)        (440,911)
    Inventories                                                 683,176          646,671
    Prepaid expenses and other assets                           261,827          (11,936)
    Accounts payable                                          2,394,236          (48,235)
    Accrued liabilities                                        (331,039)         277,043
    Other assets                                                      -           11,312
                                                            -----------      -----------
Net cash (used in) operating activities                      (4,418,297)      (1,607,238)

INVESTING ACTIVITIES:

Acquisition of furniture and equipment                         (837,173)         (50,471)
Other investing activities                                       75,833                -
                                                            -----------      -----------
Net cash (used in) investing activities                        (761,340)         (50,471)

FINANCING ACTIVITIES:

Proceeds from initial public offering                        20,713,843                -
Proceeds from secondary public offering                      23,093,042                -
Repayment of bridge notes                                    (7,000,000)               -
Repayment on line of credit, net                                      -         (965,356)
Proceeds from note payable to stockholder                             -        1,500,000
Repayment on note receivable from stockholder                         -           (8,518)
Proceeds from sale of preferred stock                                 -        1,000,000
Proceeds from exercise of common stock options                   53,915           49,400
Decrease in restricted cash                                           -        1,053,352
                                                            -----------      -----------
Net cash provided by financing activities                    36,860,800        2,628,878

Net increase in cash and cash equivalents                    31,681,163          971,169
Cash and cash equivalents at beginning of period              4,658,845          247,751
                                                            -----------      -----------
Cash and cash equivalents at end of period                  $36,340,008      $ 1,218,920
                                                            ===========      ===========

                            See accompanying notes

                          Digital Video Systems, Inc.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                               December 31, 1996

Note 1-Basis of Presentation

     Digital Video Systems, Inc. (the "Company") develops, manufactures and markets digital video compression and decompression hardware and software for entertainment, business and educational uses.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-and nine-month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997 or for any other future period. For further information, refer to the financial statements for the year ended December 31, 1995 and footnotes thereto included in the Company's Registration Statement on Form SB-2 that became effective on November 21, 1996.

Note 2- Net Loss Per Share

       Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common stock equivalent shares from stock options, and warrants are not included as the effect is anti-dilutive. In accordance with Securities and Exchange Commission Staff Accounting Bulletins, common stock and common stock equivalent shares issued by the Company at prices below the initial public offering price during the period beginning one year prior to such offering have been included in the calculation as if they were outstanding for all periods presented prior to the offering (using the treasury stock method and the initial public offering price of the Company's units). The weighted average number of common shares used in the net loss per share calculation are reduced by common stock placed in escrow in connection with the Company's initial public offering.

Note 3- Inventories

       Inventories consist of the following:

                                 December 31, 1996   March 31, 1996
                                 -----------------   --------------
Inventories:
          Raw materials               $  621,765       $  741,714
          Work in process             $  489,917       $1,015,574
          Finished goods              $  130,742       $  168,312
                                      ----------       ----------
                                      $1,242,424       $1,925,600

Note 4- Stock Split

       In January 1996, the Board of Directors approved a stock split of 1.078-for-1 of all outstanding shares of common stock. All share and per share information has been adjusted to give effect to the stock split in the accompanying financial statements.

Note 5- Private Placement

     In March 1996, the Company completed a $7,000,000 private placement of 140 units at $50,000 per unit, each unit consisting of a $50,000 principal amount promissory note bearing 10% interest and due in January and March 1997, and 25,000 warrants ("Bridge Warrants") which initially enabled the holder to purchase shares of common stock at $4.00 per share. The Company received net proceeds of approximately $6,055,000 after deducting selling commissions and expenses of $945,000. On May 14, 1996 the Company repaid these bridge notes in full from the proceeds received pursuant to its initial public offering of Units.


Note 6- Closing of Initial Public Offering

       On May 14, 1996, the Company closed its initial public offering which consisted of 4,200,000 units ("Units") each consisting of one share of common stock, one Class A warrant and one Class B warrant, priced at $5.00 per Unit. On May 22, 1996, the Company's underwriter exercised its overallotment option to purchase an additional 630,000 units at $5.00 per unit. The Company received net offering proceeds from the sale of units of approximately $20,714,000 after deducting underwriting discounts and commissions and other expenses of the offering. Upon the closing of the Offering, the Company agreed to grant to the underwriter an option to purchase up to 420,000 Units. The Option is exercisable during the three-year period commencing two years from the date of the Company's initial public offering at an exercise price of $6.50 per Unit.

Note 7- Escrow Securities

       In April 1996 and in conjunction with the Company's IPO described above, the holders of the Company's common and preferred stock, and holders of options to purchase common stock pursuant to the Company's 1993 Stock Option Plan placed, on a pro rata basis, their shares and options to purchase shares of common stock, into escrow. Also a holder of an option to purchase 200,000 shares of Common Stock outside the Company's 1993 stock option plan placed all of such options into escrow. Additionally, certain options reserved for future grant under the Company's 1993 Stock Option Plan are subject to escrow upon grant.
The common stock and options in escrow will be released to the stockholders on a pro rata basis, in the event specified levels of pretax income of the Company for the years ended March 31, 1997 to 2001 are achieved, or the market price of the Company's common stock attains specified targets during a 36-month period commencing from the effective date of the registration statement relating to the Company's initial public offering. Any shares or options remaining in escrow on July 15, 2001 will be forfeited, which shares and options will then be contributed to the Company's capital. The pretax income levels are subject to proportionate adjustment upon the issuance of certain securities subsequent to the Company's initial public offering.

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


Note 8- Secondary Offering of Units with Underwriter

     On November 21, 1996, the Company closed its second public offering, which consisted of 23,000 units. The units consist of 100 units which are identical to the units issued in the Company's initial public offering of units as described above. In December 1996, the Company's underwriter exercised its overallotment option to purchase an additional 3,450 units. The Company received net offering proceeds from the sale of units of approximately $23,093,000 after deducting underwriting discounts and commissions and other expenses of the offering. Additionally, the Company issued an option to its underwriter to purchase up to 2,300 units (each consisting of 100 units identical to the ones issued in the IPO) at an exercise price of $1,300 per unit. The option is exercisable over a period of three years commencing two years from the date of the offering.



Note 9- Business Combination with Related Party

     In October 1996 the Company acquired all of the outstanding stock of ViComp Technology, Inc. ("ViComp"), a development stage company engaged in the design and development of integrated circuits for use in video CD players. Pursuant to such acquisition, the Company issued

491,253 shares of its Common Stock for all the outstanding ViComp capital stock and granted options to certain ViComp shareholders exercisable for 189,557 shares of Digital Video common stock. The Company's Chairman and Chief Executive Officer owned approximately 57% of the outstanding capital stock of ViComp at the time of its acquisition by the Company. Of the 281,520 shares of the Company to be received by this related party, 140,760 shares are subject to an escrow having substantially identical terms to the escrow agreement described in Note
7. These shares have not been included in the purchase price as they are subject to forfeiture in the event specified levels of pretax income or market price are not achieved. An additional 140,760 shares are held in separate performance escrow and may be released to this related party in the event that certain performance milestones relating to the development of ViComp's MPEG-1 chip are reached by July 1997. Since the shares are subject to forfeiture, they also have not been included in the purchase price. The transaction has been accounted for as a purchase and, accordingly, the initial purchase price and acquisition costs have been allocated to the identifiable assets and liabilities, including in-process research and development which has been immediately expensed. Additional consideration paid upon the achievement of the performance milestones (equal to the fair market value of the 140,760 shares released from the performance escrow), if any, will be recorded as additional purchase price at such time.

Unaudited pro forma combined results of the Company and ViComp as if the acquisition occurred as of April 1, 1996 for the nine month period ended December 31, 1996 are as follows: (The effect on results for the nine months ended December 31, 1995 of the acquisition is not material).

        Total Revenue        $9,550,796
        Net Loss            ($8,599,914)
        Net Loss Per Share       ($0.95)


Note 10- Employee Matter

     In October 1996, the Company removed Janis Gemignani as the Company's Vice President, Secretary and Chief Financial Officer. In February 1997, the Company settled all claims with Ms. Gemignani. The terms of that settlement will not have a material adverse effect on the financial position of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED DECEMBER 31, 1996 COMPARED TO THREE-MONTH PERIOD ENDED DECEMBER 31, 1995

The Company had an operating loss of approximately $3,956,000 for the quarter ended December 31, 1996 as compared to an operating loss of approximately $639,000 for the quarter ended December 31, 1995 and a net loss of approximately $3,718,000 in the December 31, 1996 quarter as compared to a net loss of approximately $1,923,000 for the December 31, 1995 quarter.

Total revenue increased 291% in the quarter ended December 31,1996 to approximately $ 6,042,000, up approximately $4,495,000 over the quarter ended December 31, 1995. The 1996 sales increase was due to increases in unit sales of digital video CD players, sub-assemblies and components during the quarter ended December 31,1996 as compared to the quarter ended December 31, 1995.

The total gross margin and gross margin percentage for the December 31, 1996 quarter was approximately $401,000 or 7% of sales, respectively. For the December 31, 1995 quarter the gross margin percentage was slightly negative. The gross margin improvement is the result of increased sales volumes and profitable sales of products and components.

Although the Company's gross margin improved in the December 31, 1996 quarter, prices for digital video CD players and components have continued to decline as a result of intense competition in the China market and significant reductions in the cost of MPEG-I chips which has further reduced the market price of video CD players. In order to offset at least in part the impact of declining selling prices for the Company's CD players and components on its future gross margins, the Company has secured a new source of chips from an Asian manufacturer that the Company is production testing, and the Company expects to begin utilizing this chip in some of its products in the fourth fiscal quarter. The Company also is developing its proprietary ViComp MPEG-I chip through its newly acquired subsidiary ViComp Technology, Inc. There can be no assurances, however, that the Company will be able to utilize either of these chips in its products on a timely basis or at all, or that the cost of these chips will be significantly lower than other comparable chips then available to the Company's competitors.

Total operating expenses increased by approximately $3,753,000 or 621% during the December 31, 1996 quarter, from approximately $604,000 in the December 31,1995 quarter to approximately $4,356,000 in the December 31, 1996 quarter. This increase resulted primarily from the non-recurring in process research and development charge incurred pursuant to the ViComp Technology, Inc. acquisition, and the Company's increased research and development, marketing, and general and administrative expenses, in the December 31, 1996 quarter as described below.

Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's development efforts. The Company believes that investments in research and development are required to remain competitive. These expenses increased approximately $482,000 or 246% from approximately $196,000 in the December 31, 1995 quarter to approximately $678,000 in the December 31, 1996 quarter. As a percentage of total revenue, research and development expenses decreased from 13% in the December 31, 1995 quarter to 11% in the December 31, 1996 quarter due to the increase in sales in the December 31, 1996 quarter compared to the December 31, 1995 quarter. Total research and development expenses increased as a result of hiring additional personnel, equipment cost and the development costs of ViComp Technology, Inc. subsequent to its acquisition.

Sales and marketing expenses consist primarily of personnel and consulting costs involved in the sales process, including sales commissions. These expenses increased approximately 238% in the December 31, 1996 quarter to approximately $413,000 from approximately $122,000 in the comparable quarter of 1995. As a percentage of total revenue, sales and marketing expenses decreased from 8% in the December 31, 1995 quarter to 7% in the comparable quarter of 1996. Total sales and marketing expenses increased due primarily to the increase in headcount and trade show expenses for the December 31, 1996 quarter.

General and administrative expenses, which consist of administrative salaries and benefits, insurance and other business support costs, increased approximately 406% to approximately $1,446,000, up approximately $1,161,000 in the December 31, 1996 quarter compared to the December 31, 1995 quarter. This increase was the result of hiring of additional administrative personnel, and increased legal and accounting fees. As a percentage of total revenue, general and administrative expenses was 18% in the December 31, 1995 quarter and 24% in the comparable quarter of 1996.

Other income, in the December 31, 1996 quarter primarily reflects interest income generated by funds raised in the Company's public offerings, as compared to the comparable quarter of 1995 where the Company incurred losses on investments in affiliates.

NINE-MONTH PERIOD ENDED DECEMBER 31, 1996 COMPARED TO NINE-MONTH PERIOD ENDED DECEMBER 31, 1995

The Company had an operating loss of approximately $ 7,560,000 for the nine-month period ended December 31, 1996 as compared to an operating loss of approximately $2,220,000 for the nine-month period ended December 31, 1995 and a net loss of approximately $8,600,000 in the December 31, 1996 nine-month period as compared to a net loss of approximately $3,524,000 for the December 31, 1995 nine-month period.

Total revenue increased 201% in the nine-month period ended December 31,1996 to approximately $9,551,000, up approximately $6,378,000 over the nine-month period ended December 31,1995. The 1996 sales increase was due to increases in unit sales of digital video CD players, sub-assemblies and components during the nine-month period ended December 31, 1996 as compared to the nine-month period ended December 31,1995.

The negative gross margin percentage for the December 31, 1996 nine-month period was due to the fact that, early in the year, the Company was not able to produce products in quantities which could result in greater economies of scale, and the gross profit percentage for the 1995 nine-month period of 7% was significantly greater due to the fact that $250,000 of the revenues recognized as contract revenue during this nine-month period had minimal associated direct costs in this period.

Total operating expenses increased by approximately $4,864,000 or 198% during the December 31, 1996 nine-month period, from approximately $2,455,000 in the December 31, 1995 nine-month period to approximately $7,319,000 in the December 31,1996 nine-month period. This increase resulted primarily from the Company's acquisition of ViComp Technology, Inc. and the related non-recurring charge for acquired in-process research and development, increased headcount, increased sales and marketing expenses, registration costs relating to a warrant exchange offer that was abandoned by the Company, and increased general and administrative expenses in the December 31, 1996 nine-month period described below.

Research and development expenses increased approximately $524,000 or 63% from approximately $836,000 in the December 31, 1995 nine-month period to approximately $1,360,000 in the December 31, 1996 nine-month period. As a percentage of total revenue, research and development expenses decreased from 26% in the December 31, 1995 nine-month period to 14% in the December 31, 1996 nine-month period due to the increase in sales in the December 31, 1996 nine-month period compared to the December 31, 1995 nine-month period. Total research and development spending increased as a result of hiring additional personnel, greater equipment costs, and the development costs of ViComp Technology, Inc. subsequent to its acquisition.

Sales and marketing expenses increased approximately 149% in the December 31, 1996 nine-month period to approximately $1,067,000 from approximately $429,000 in the comparable nine-month period of 1995. As a percentage of total revenue, sales and marketing expenses were 14% in the December 31, 1995 nine-month period and 11% in the comparable nine-month period of 1996. The increase in total expenses is due primarily to the increase in sales and marketing personnel for the December 31, 1996 nine-month period.

General and administrative expenses increased approximately $1,882,000, to approximately $3,072,000 in the December 31, 1996 nine-month period compared to approximately $1,190,000 for the December 31, 1995 nine-month period. This increase was the result of hiring of additional administrative personnel and increased legal and accounting fees. As a percentage of total revenue, general and administrative expenses decreased from 38% in the December 31, 1995 nine-month period to 32% in the comparable nine-month period of 1996 due to the increase in sales in the December 31, 1996 nine-month period compared to the December 31, 1995 nine-month period.

The Company recognized Acquired in process R&D, a non-cash charge in the quarter ended December 31, 1996 of approximately $1,819,000 resulting from the acquisition of ViComp Technology, Inc.

The Company recorded an extraordinary non-cash charge in the quarter ended June 30, 1996 of approximately $1,264,000 related to the repayment of the bridge notes issued in the bridge financing which were repaid in May 1996 from proceeds of the Company's initial public offering.

This document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 that involve various risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, proposed sales of the Company's products, markets for the Company's products and the development of the Company's products, including integrated circuits and integrated circuit products. The Company's actual results may differ materially from those described in those forward-looking statements due to a number of factors, including, but not limited to, the uncertainty of market acceptance of Video CD players and components, planned rapid growth of the Company's business, the risks relating to the Company's acquisition of ViComp Technology, Inc., conducting business in foreign countries and the competitive market for the Company's products as described in the Company's Form 8-K dated January 7, 1997 filed with the SEC.

LIQUIDITY AND SOURCES OF CAPITAL

The Company had working capital of approximately $37,064,000 as of December 31, 1996 and cash and cash equivalents of approximately $36,340,000. The Company believes that its existing financial resources will be sufficient to finance its working capital requirements through at least March 31, 1998.

Cash flows used in operations were approximately $4,418,000 for the December 31, 1996 nine-month period as compared to cash flows used in operations of approximately $1,607,000 in the comparable period in 1995. Net cash provided by financing activities was approximately $36,861,000 for the December 31, 1996 nine-month period as compared to approximately $2,629,000 for the December 31, 1995 nine-month period. Cash provided by financing activities in the nine-month period ended December 31, 1996 includes funds generated pursuant to the Company's initial public offering of approximately $20,714,000 net of offering costs, which were partially offset by the repayment of the $7,000,000 in bridge notes and additionally, funds were also generated pursuant to the Company's secondary offering in November 1996 of approximately $23,094,000, net of offering costs.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Digital Video Systems, Inc.
                               --------------------------------------
                                             (Registrant)


Date:  February 11, 1997              /s/ Arvin S. Erickson
                               --------------------------------------
                               Arvin S. Erickson Vice President--
                               Chief Financial Officer and Secretary