Form 10KSB
period 1997-03-31
DIGITAL VIDEO SYSTEMS INC
filed 1997-06-30
CIK 1009395

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-KSB

                               ----------------

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [FEE REQUIRED]
   FOR THE FISCAL YEAR ENDED MARCH 31, 1997.
                                      or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
   For the transition period from                 to                .

                        COMMISSION FILE NUMBER 0-28472

                          DIGITAL VIDEO SYSTEMS, INC.
                (Name of small business issuer in its charter)

                  DELAWARE                                       77-0333728
          (State of incorporation)                  (I.R.S. Employer Identification No.)

               2710 WALSH AVENUE, SANTA CLARA, CALIFORNIA 95051
              (Address of principal executive offices) (zip code)

                   Issuer's telephone number: (408) 748-2100

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK
                                                            CLASS A WARRANTS
                                                            CLASS B WARRANTS
                                                            UNITS, EACH
                                                             CONSISTING OF ONE
                                                             SHARE OF COMMON
                                                             STOCK, ONE CLASS A
                                                             WARRANT AND ONE
                                                             CLASS B WARRANT

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90
days. YES   X  NO

  Check mark indicates that disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

  The issuer's revenues for its most recent fiscal year were $14,121,000.

  The aggregate market value of the voting stock held by non-affiliates of registrant as of June 6, 1997 was approximately $34,145,000.

  There were 20,260,079 shares of registrant's common stock outstanding as of June 6, 1997.

  The following documents are incorporated by reference into this report:
Portions of registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the close of registrant's fiscal year, are incorporated herein by reference in Part III of this Annual Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

  In addition to historical information, this Annual Report of Digital Video Systems, Inc. (the "Company") contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors that could cause the Company's actual results to differ materially from its forward-looking statements, which factors are described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Current Report on Form 8-K dated January 7, 1997.

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS.

  OVERVIEW

  The Company was founded in 1992 to develop, manufacture, and market digital video compression and decompression hardware and software for entertainment, business and educational uses. The Company offers Video CD players, sub-assemblies and components for the consumer market, and interactive video engines and video-on-demand systems for the hospitality, entertainment, education and kiosk markets, and to a lesser extent, digital MPEG compression systems and sub-assemblies. The Company also is developing DVD products for home entertainment and computer markets.

  During fiscal 1997, the Company completed its initial public offering (the "IPO") and a follow-on public offering, which generated aggregate net proceeds of approximately $43.7 million. These proceeds were used principally to repay $7 million of bridge notes and to fund the growth in the Company's operations and losses generated to date by those operations. It is anticipated that the remaining proceeds will be used to further expand the Company's operations, including its product development efforts, and may also be used to acquire complementary businesses or technologies or to enter into strategic alliances. Although the Company currently is pursuing transactions of this type, it currently does not have any agreements or commitments with respect to any proposed material acquisitions, joint ventures or other strategic alliances, and no assurances can be given that any such transactions will be consummated in the future.

  In October 1996, the Company acquired ViComp Technology, Inc. ("ViComp"), a development stage company that designs integrated circuits for use in Video CD players and sub-assemblies. Pursuant to the acquisition, the Company issued 491,253 shares of its Common Stock for all the outstanding ViComp capital stock and granted options to certain ViComp shareholders exercisable for 189,557 shares of the Company's Common Stock. The transaction has been accounted for as a purchase and, accordingly, the initial purchase price and acquisition costs have been allocated to the identifiable assets and liabilities, including in-process research and development of $1.8 million that was immediately expensed.

  The principal executive offices of the Company are located at 2710 Walsh Avenue, Santa Clara, California 95051. The Company's telephone number is (408) 748-2100.

  INDUSTRY BACKGROUND

  Since the 1930's, video images have been transmitted and stored almost exclusively using analog formats such as video tape. Digital video, unlike analog video, can be compressed, which allows for increased storage capability and transmission efficiencies as well as the ability to reproduce and transmit video images without perceptible image degradation. Digital video also permits superior editing capabilities because of its greater compatibility with computers.

  Because a standard for video compression is required for compressed video to be shared among various products, a number of industry leaders in consumer electronics, computers, and communications joined together through the International Standards Organization (the "ISO") to define a standard for compression of audio and video to CD-ROM called MPEG (Motion Picture Experts Group) -1. MPEG-1 was adopted by the ISO in 1991. In 1994, the ISO adopted a standard for compression of audio and video to broadcast systems called MPEG-
2. MPEG-2 permits better picture resolution than MPEG-1, but requires about four times as much data.

  Video CDs store information in MPEG format. Video CDs are the same size as audio CDs, about 120 millimeters in diameter and 1.2 millimeters in thickness, but allow up to 74 minutes of video and audio storage. Although the picture quality of the current generation of Video CDs produced in accordance with MPEG-1 standards is not as good as that of laser discs (and is about comparable to that of video cassettes tapes), the smaller discs (i) allow superior interactive multimedia features through random access to specific audio and video track; and (ii) can be produced more cost effectively than laser discs or video cassettes. Further, the Company has developed a technology that is incorporated into its products known as "Video Perfect," which the Company believes provides video quality for Video CDs that is equivalent to that of laser disc. The Video Perfect technique decompresses video at a higher bit-rate than MPEG-1, thus producing a better quality image.

  In December 1995, the new DVD video disc format was agreed to by those manufacturers and entertainment companies aligned with Sony Electronics, Inc. and Philips Electronics NV on the one side and Toshiba Corporation and Time Warner, Inc. on the other. This new disc is the same size as a Video CD, but uses MPEG-2 compression technology. As such, the current DVD disc can hold seven times as much information as a Video CD. This data storage capacity represents approximately 133 minutes of video and audio. Although certain consumer electronic companies have begun to sell DVD players, the commercial viability of DVD has not yet been established as either a consumer electronics or a computer storage product. The DVD player was launched in the United States in the first quarter of 1997 by several consumer electronics companies. The Consumer Electronics Manufacturers Association has stated that about 69,000 DVD players were shipped to consumer electronics retailers through May 1997, although the Company believes that the number of units actually sold to consumers was probably somewhat smaller than this number.

  VIDEO CD PLAYER MARKET AND PRODUCTS

  A Video CD player looks like an audio CD player except that it plays both video and audio. Like a video cassette recorder ("VCR") and laser disc player, a Video CD player (in addition to the basic play feature) generally has special effects capabilities such as slow motion, fast forward and reverse. For markets in Asia, Video CD players are also often equipped with karaoke features such as digital echo and the ability to change the key in which the music is played. As with a laser disc player, a Video CD player can access tracks randomly, but unlike a VCR, currently marketed Video CD players do not have recording capabilities.

  The Video CD player consumer market has grown rapidly over the last three years in The People's Republic of China ("China"), and the Company believes significant consumer markets are emerging in other such developing countries as India and Malaysia. Since its introduction to the Chinese market, the price of the Video CD player has declined as manufacturing capacity and competition have increased. In addition, the prices of key components, particularly the MPEG-1 decoder, have declined dramatically during this period. Upon the completion of the development of the ViComp MPEG-1 decoder chip, which is expected to occur during the Company's second fiscal quarter, the Company expects to continue to lower the cost of the Video CD player and related sub-assemblies and components. There can be no assurance, however, that the ViComp MPEG-1 chip will be produced in commercial quantities at competitive prices.

  Virtually all of the Company's product revenues to date have been generated by sales of Video CD players, sub-assemblies and components in China and Taiwan. The consumer market for Video CD players in the United States and other developed countries is generally not significant. The Company believes that this is due to the fact that few motion picture titles are available in a Video CD format in the United States and other developed countries and, consequently, few consumers in these markets have an incentive to purchase a Video CD player. Moreover, the VCR is firmly entrenched, with most households with sufficient income owning one. Because the image quality of Video CD and VHS tape are similar, the Video CD player offers no qualitative advantage over the VCR (which can also record material) to the consumer, even though both players are comparably priced. Because a large market for consumer entertainment uses of the Video CD players does not exist in the United States and certain other developed countries, the Company has focused on commercial applications for Video CD in these markets.

  One commercial application for the Video CD player is the kiosk market. The kiosk market in the United States, according to published sources, is expected to total approximately $900 million in 1997 and is projected to grow to $3 billion in 2000. Within this broad market, the Company addresses several niches, with products for information kiosks, as well as for the hospitality, education, and entertainment markets. These products are being marketed to retail stores, hotels, hospitals, museums, and educational institutions to deliver advertisements, movies and technical data, as well as training and educational material. Generally, companies marketing these products sell them to marketing service companies and kiosk integrators, who, in turn, either (i) resell them directly to the end user, or (ii) integrate the product as part of a complete solution, including software titles.

  The Company's Video CD products are based on MPEG-1 compression and are summarized as follows:

  CONSUMER. The Company currently markets Video CD players, sub-assemblies, and key components. The sub-assembly products include individual decoding circuit boards and complete kits containing substantially all of the parts necessary to assemble a Video CD player. Components represent the sale of certain inventory parts in excess of current manufacturing needs of the Company. The Company sells these sub-assemblies and components primarily to manufacturers of Video CD players. The manufacturers then produce the Video CD players and resell such players to dealers or end users under the Company's DVS label or other private labels. The Company also markets a Video CD player that has features which include karaoke functions, the ability to play audio CDs in addition to Video CDs, on-screen controls features, the ability to access tracks randomly, surround sound, slow motion and frame-by-frame advance, shuffle/program track playback, time search and a computer interface. A Video CD player with a three-disc loader also is being offered by the Company. The Company currently markets these products primarily in China and other Asian countries.

  COMMERCIAL. The Company has developed and is marketing a family of products ("Video Engines") which provide solutions for information displays and interactive kiosks. These Video Engines are similar to consumer Video CD players, but are adapted for commercial applications. The Video Engines utilize a Video CD-based subsystem and provide information display and kiosk suppliers with a range of choices for information delivery that are tailored to their unique requirements and which, the Company believes, are cost effective.

  The basic model, the Video Engine 100, is currently being sold to those customers who require a continuous loop playback mode with minimal interactive requirements. This product contains an RS232 port that allows the player to interface to a computer.

  The Video Engine 200, which the Company intends to introduce in the second half of calendar 1997, permits the implementation of information displays and kiosks that allow interactive participation by the user through keypads or touch screen panels. This model, when available, will interface with credit card readers, printers, and bar code readers for point-of-sale applications.

  The Video Engine 1000, which is currently available, is a network kiosk solution which combines the functionality of the Video Engine 100 in a network environment and utilizes the Company's proprietary video server technology. This solution provides an alternative for applications requiring a large number of information displays or kiosks in a defined area.

   All three products are also available utilizing the Video Perfect option, which significantly improves the image quality as compared to standard MPEG-1. The Video Engine 1000 may be implemented using various delivery alternatives, including coax cable, Ethernet and twisted-pair wires and permits delivery and scheduling from a remote location.

  VIDEO-ON-DEMAND MARKET AND PRODUCTS

  Video-on-demand ("VOD") permits new ways to employ video as an instructional, entertaining, and communications medium over computer networks or coax wiring. Each user is given the ability to call up video content as needed, without affecting any other participant's requirements on the system, and without requiring any other system participant to view the same content. The Company offers a family of VOD products for a variety of markets, including educational, hospitality, entertainment, and medical applications. Typically, VOD products provide instructional video titles, movie entertainment on a pay-per-view basis, advertising at the point of sale and delivery of technical medical information when needed.

   VOD products are typically sold through professional video dealers, value-added resellers and system integrators, who, in turn, sell to end users such as educational institutions, libraries, retail chains, hospitals, and museums. VOD typically competes with other computer-based video server products. The Company believes that its VOD products are more solutions-oriented and are easier to manage the delivery of video to the user than competing VOD products.

  The Company's VOD system provides interactive video services across a high-bandwidth network and is designed for use in entertainment, education and business applications. The core of each system is a low-cost, real-time video server which delivers video and other information to users. In addition to supporting a library of immediately accessible video items on the server, the system supports one or more Video CD jukebox systems, which allows for large amounts of additional video material to be stored and accessed as required.

  The Company's VOD products have been specifically designed by the Company to be flexible. By changing the video content and modifying the user interface, these systems can be easily changed for different applications (e.g., movies and karaoke for entertainment purposes; video training materials, research materials and interactive testing for educational purposes; and archiving for business purposes).

  The VOD server may be controlled through the use of a browser interface on an ordinary networked PC. The use of a standard World Wide Web ("WWW") browser provides the ability to create and maintain databases using a standard graphical user interface. Menus and other user pages are displayed on a television or a PC monitor. The user can use a remote control device, keyboard, or bar-code reader to make selections. The existing system is designed to operate over local area networks using Ethernet, coax or twisted pair wires. The Company's video server is functionally compatible with Internet WWW servers and browsers and uses HTML (the most commonly used language on the Internet) as the basis for all control and management functions. The Company has adapted its system to permit system navigation, video selection, loading, scheduling, and video library maintenance through the use of industry standard browsers similar to those offered by Netscape and Microsoft. In the future, the Company may develop additional networking capability to enable its product to work over digital cable TV systems and Asynchronous Transfer Mode networks.

  Shipments of the Company's VOD products to date have generally been limited to testing and demonstration units. There can be no assurances that the Company will be able to successfully market this product.

  DVD MARKET AND PRODUCT DEVELOPMENT

  In March 1997, the next-generation CD product, known as DVD, began selling in the United States in its home-video format. A product for computer applications, known as the DVD-ROM, has recently entered the market as well.

  A single-layer, single-sided DVD has a data capacity of 4.7 gigabytes, which represents about seven times the data capacity of a CD (680 megabytes). A dual-layer double-sided disc can hold up to 17 gigabytes, or 25 times that of a CD. Because DVD products use the MPEG-2 data compression technology, a single-layer, single-sided DVD disc can hold 133 minutes of video, enough to handle most feature-length movies.

  Consumer electronics manufacturers, together with motion picture studios, computer hardware companies and software developers, have produced the DVD standard, which the Company believes has the potential, over time, to supplant the VCR, computer CD-ROM, laser disc, Video CD and other platforms. DVD offers improvements over CD-ROM in terms of storage (per disc) and data transfer rates, leading to enhanced interactive, multimedia and game applications. Moreover, the Company believes that DVD offers several advantages over VCR, including increased picture resolution and audio quality, user enhancements such as quick random access and increased capacity, a more durable medium (CD compared to VHS tape), and enhanced copyright protection of titles. Further, DVD supports Dolby Digital with six separate audio channels and includes features such as the ability to play existing audio, video and computer CDs. The greater data capacity of DVD also gives it the potential to display some combination of a soundtrack with up to eight language options, video options that can offer up to nine camera angles, up to 32 subtitle selections and a parental control system.

  The Company believes a number of factors should contribute to the long-term success of the DVD player. These factors include: the movie industry's endorsement; the computer industry's demand; a unified product standard; and the general movement towards digital technology.

  The Company recently has begun the development of DVD products for the home entertainment, business and computer markets. It is anticipated that these products, when developed, will be marketed to original equipment manufacturers ("OEMs") and on a proprietary basis and will be available in both consumer and commercial products.

  There can be no assurances that the DVD market will become a significant one. Further, the competition for DVD consumer players and computer devices is expected to be intense. Among the factors which may limit widespread adoption of the current DVD player are the inability of current models to record, the limited number of software titles currently available, the relatively high current retail price, and, remaining unresolved technical issues, including certain issues with respect to copyright protection.

  VIDEO ENCODING/AUTHORING MARKET AND PRODUCTS

  Video encoding, using the MPEG-1 standard, is the process of compressing audio and video data for use with a Video CD. The audio and video material can originate from analog sources such as video cassettes or from other digital sources. A mainframe computer or PC is used in conjunction with MPEG encoding hardware to compress audio and video into an MPEG-formatted file. The authoring process consists of ordering, organizing, and editing one or more MPEG files (together with control and other information) into a coherent Video CD title. The resulting files are then copied onto a recordable Video CD with a Video CD recorder. In order to mass produce Video CD titles, a pre-master CD is made by recording a gold CD. A glass master CD is then made from the pre-master and taken to a company that replicates Video CDs for mass production.

  A Video CD encoding system can encode in real time (i.e., encoding one hour of material takes about one hour), which allows about three Video CDs to be encoded in an eight-hour workday (including time to check the compressed material prior to recording it onto a Video CD). As owners of materials displayed on video cassettes and laser discs are realizing that such materials also can be sold in Video CD format, the demand for video encoding is growing in China and Japan.

  The Company's encoding systems are PC-based MPEG compression systems designed to provide turnkey solutions for all of the hardware and software required to edit and compress video material and encode Video CDs and, in the future, DVDs.

  MPEG SOLO/DUO. The Company has developed a video encoding board that provides the user with the capability to encode MPEG-1 or MPEG-2 videos. The Model 240 encoding board provides MPEG-1 compression, while the Model 480 encoding board upgrades the Model 240 to MPEG-2 compression at half D1. The Model 100 upgrades the Model 240 or Model 480 with a digital input interface. These encoding board sets are targeted for sale to resellers, OEMs and distributors who will integrate it into applications requiring video compression.

  ENC50 AUTHORING AND COMPRESSION SYSTEM. The ENC50 authoring and compression system is a turnkey system that features digital video and audio inputs, advanced video preprocessing and compression, real-time video/audio MPEG-1 compression and multiplexing (linking together video and audio), Video CD track composition, disc pre-mastering and master disc writing. This system is targeted at quality conscious video producers who are converting large quantities of video material to Video CD. These customers include movie studios, karaoke producers, educational institutions, and corporate and other video production studios.

VICOMP TECHNOLOGY

  ViComp, which the Company acquired in October 1996, is engaged in the design and development of integrated circuits with MPEG compression standards. The Company anticipates that the MPEG-1 decoder chip currently under development by ViComp will be available for commercial production in the second half of calendar 1997. As the Company's MPEG-1 decoder becomes available, it will be incorporated into its Video CD and Video Engine products. In addition, the Company may sell this integrated circuit to other companies. There can be no assurances that the cost of the ViComp chip will be less than the cost of comparable chips available from other companies.

  In the future, the Company expects to use ViComp's design capabilities to create other chips, such as those which use the MPEG-2 standard.

MANUFACTURING

  Most of the Company's current manufacturing efforts consist of producing Video CD players, Video Engines, and related sub-assemblies. The Company utilizes subcontractors in China to produce Video CD sub-assemblies, and its Taiwan facility to manufacture Video CD players and Video Engine products.

  In an effort to reduce manufacturing costs as well as to establish a presence in China, the Company intends to shift assembly of its Video CD and Video Engine products (and its future DVD products) to China. There can be no assurances that the Company will be effective in establishing the necessary arrangements for production of these products in China.

  In the event that ViComp successfully completes the development of the ViComp MPEG-1 decoder chip, the Company will subcontract the fabrication of these chips. The Company has made limited arrangements to date for such manufacturing but does not anticipate encountering any significant difficulty in completing suitable arrangements.

  The design work, prototype manufacturing and the assembly of integrated products such as network video systems and the encoding systems, as well as certain Video Engine products, occur at the Company's facilities in Santa Clara, California. Because most of these products have a short production cycle relative to a customer's need for such products, the Company manufactures them as orders are received.

MARKETING AND DISTRIBUTION

  The Company's representatives attend trade and industry shows to increase awareness and interest in digital video technology and the Company's products. The Company employs seven full-time sales representatives who are based in Santa Clara, California, Taipei, Taiwan, Tokyo, Japan, and Hong Kong to sell its products and anticipates that it will hire additional sales personnel as required. One of the Company's customers (Hyundai) accounted for more than 10% of the Company's revenues for the year ended December 31, 1995, while four customers accounted for a total of 73% of the Company's revenues for the fiscal year ended March 31, 1997.

SUPPLIERS

  Programmable decoder or encoder chips are an integral part of the Company's products. The Company currently obtains most of such chips from C-Cube Microsystems, Inc. ("C-Cube"). The Company has no contractual right to obtain or obligation to purchase any specified number of chips from C-Cube. However, several companies, including ESS Technology, have introduced MPEG-1 decoders to the Video CD market in the last year. Although C-Cube substantially increased its capacity to supply chips in April 1996, there can be no assurance that the Company's allocation from C-Cube will increase sufficiently to meet the Company's future needs.

  In addition, increases in the supply of chips may allow the Company's existing competitors to produce more competing products or encourage new competitors to produce Video CD products and may allow the Company's competitors to produce products at lower costs than those incurred by the Company. These events could also have an adverse impact on the commercial viability of the Company's ViComp MPEG-1 chip.

  From time to time, several of the Company's customers for its Video CD sub-assembly products have experienced difficulties in obtaining certain Video CD components from vendors. To the extent a significant customer of the Company cannot obtain sufficient quantities of components from vendors, the Company's operating results may be adversely affected.

AGREEMENTS WITH HYUNDAI

  In March 1993, the Company and Hyundai entered into two five-year agreements (the "1993 Hyundai Agreements") pursuant to which the Company agreed to deliver to Hyundai (i) a consumer karaoke Video CD player with the technical information for the Korean market by August 1993, in exchange for $300,000 and 3% of net sales; (ii) a karaoke Video CD jukebox with all technical information for the Korean market by October 1993, in exchange for $350,000 and 3% of net sales; (iii) a complete set of encoding machines by July 1993 in exchange for $700,000; and (iv) a karaoke network system for 20 rooms with technical information by the end of 1993, in exchange for $300,000. The 1993 Hyundai Agreements granted Hyundai the exclusive right to manufacture, use, sell and otherwise transfer or dispose of the karaoke-related products in Korea and the non-exclusive right to do so in other countries. Between 1993 and 1995, the Company delivered to Hyundai karaoke players, karaoke jukeboxes and an encoding machine in exchange for total payments of $1,250,000 pursuant to the 1993 Hyundai Agreements. Delivery of the karaoke network system was not made pursuant to the 1993 Hyundai Agreements and is now covered by an agreement entered into in 1995 between the Company and Hyundai that is described below. Hyundai has not paid the Company any royalties to date under the 1993 Hyundai Agreements.

  During 1994, the Company manufactured 6,000 consumer karaoke players for Hyundai for an aggregate purchase price that included the 3% royalty relating to such players provided for in the 1993 Hyundai Agreements. In 1994, the Company and Hyundai amended the 1993 Hyundai Agreements and agreed to a manufacturing relationship whereby the Company granted Hyundai the right to manufacture a karaoke jukebox and canceled the Company's right to receive the 3% royalty relating to sales of the karaoke jukebox under the 1993 Hyundai Agreements in exchange for Hyundai agreeing to sell such karaoke jukebox commanders to the Company at a preferential price. Thereafter, Hyundai redesigned the consumer karaoke player to reduce the size of its boards and utilized a new MPEG-1 decoder from C-Cube. Hyundai has taken the position that its redesigned consumer karaoke Video CD players are not subject to the royalty provisions of the 1993 Hyundai Agreements. The Company is evaluating Hyundai's position with respect to such players.

  In April 1995, the Company and Hyundai entered into a second Technical Assistance and License Agreement (the "1995 Hyundai Technical Assistance and License Agreement") pursuant to which the Company granted Hyundai an exclusive, perpetual royalty-free right to manufacture, use, sell and otherwise transfer or dispose of an MPEG-2 compressor and a network video distribution system in Korea and a non-exclusive, perpetual royalty-free right to use, lease, sell and otherwise transfer or dispose of the MPEG-2 compressor and network video distribution system in other countries in exchange for $1,500,000. Pursuant to the 1995 Hyundai Technical Assistance and License Agreement, Hyundai paid the Company $750,000 in May 1995. Such agreement provided for additional progress payments aggregating up to $750,000 if products relating to MPEG-2 compression (and related products including a DVD player) and network video distribution systems were delivered by certain specified dates. Such agreement provided for penalties which would reduce the amount due to the Company if certain schedules were not met. The Company and Hyundai mutually agreed to renegotiate the agreement as it relates to the delivery of the MPEG-2 compression products, based upon the delay of the release of DVD specifications.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

  The Company uses confidentiality and non-disclosure agreements with its employees, suppliers and distributors to protect its proprietary products and has integrated a majority of its intellectual property into complex devices to protect against reverse engineering. The Company has filed patent applications in the United States and other countries covering certain of the technologies that relate to its VOD systems. There can be no assurance, however, that patents will be granted for any of these technologies or that any patent claims allowed will be sufficiently broad so as to provide meaningful patent protection for the Company or that even if obtained, that such patent claims will be enforced, especially in foreign jurisdictions. There are few barriers to entry into the market for the Company's products. There can be no assurance, therefore, that any of the Company's competitors, many of whom have far greater resources than the Company, will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. Further, the Company distributes its products in countries where intellectual property laws are not well-developed or are poorly enforced. Legal protections of the Company's rights may be ineffective in such countries. Software piracy and ineffective legal protection of the Company's software in foreign jurisdictions, such as China, may cause substantial losses of sales by the Company, which could have a material adverse effect on the Company's operating results and financial condition.

  Although the Company has taken and will continue to take steps that it considers appropriate to protect its proprietary products, the Company believes its future success will be dependent primarily on its ability to rapidly bring to market products incorporating technological advances and then reducing the cost of producing these products rather than on establishing patent protection for these products.

RESEARCH AND DEVELOPMENT

  Since its inception, the Company has devoted a substantial portion of its resources to research and product development, focusing on digital video compression as well as decompression hardware and software systems. During the year ended December 31, 1995 and the fiscal year ended March 31, 1997, the Company incurred research and development expenses of $1,258,000 and $2,761,000, respectively.

  The Company currently anticipates that during the next twelve months its research and development efforts will focus on reducing the costs of its products, particularly the sub-assemblies of the Video CD players and Video Engine products, developing a DVD player, continued development of its VOD systems and, through ViComp, completing development of ViComp's MPEG-1 chip and developing novel MPEG-2 integrated circuits. The Company also anticipates that some of its research and product development personnel will be utilized to support the sales and marketing efforts of the Company in connection with customizing product applications for specific customers. There can be no assurance, however, that research and development efforts with respect to such products will progress as anticipated, that the Company will be able to reduce costs sufficiently to be able to compete with others marketing similar products or that new markets for these products will develop on a timely basis, if at all.

COMPETITION

  The Company's products compete with products marketed by other manufacturers of Video CD players and their sub-assemblies as well as with alternative methods of displaying audio and video, such as video cassette players, laser discs, multimedia computers and game machines, as well as with other companies' products that use similar technologies. Although the large video entertainment markets of the United States and other developed countries are currently served primarily by VHS video cassettes (an analog format) and laser discs, the Company believes that DVD will effectively compete for these markets in the future. However, the Company believes that Video CD is likely to be the initial format of choice in developing countries, such as China, India and Malaysia. Most of the Company's competitors and potential competitors, such as Sony, C-Cube and Toshiba, are substantially larger in size and have far greater financial, technical, marketing, customer service and other resources than the Company.

  Certain of the Company's potential competitors may have technological capabilities or other resources that would allow them to develop alternative products which could compete with the Company's products. Potential competitors may begin operations or expand their existing operations into the Company's proposed markets before the Company is able to successfully market its products. There can be no assurance that future technological advances will not result in improved products or services that could adversely affect the Company's business. Competition in the electronics industry also extends to attracting and retaining qualified technical and marketing personnel, and there can be no assurance that the Company will be successful in attracting and retaining such qualified personnel.

  With respect to the sale of Video CD players, the Company competes with numerous companies, including large consumer electronics companies with strong brand name recognition, such as Hyundai (which funded a portion of the development of the Company's products and made a substantial equity investment in the Company), Samsung, Panasonic and Sony. In addition, many of these companies can manufacture Video CD players on a larger scale than the Company and, accordingly, may be able to take advantage of the lower costs associated therewith. Competition in the Video CD market generally occurs on the basis of price and features. There can be no assurance that the Company can offer its customers products that are as competitively priced or as feature rich as these larger competitors. Moreover, manufacturers of Video CD player sub-assemblies and components have substantially reduced the selling prices of these items and further reductions in those prices can be expected, which will require the Company to reduce its production costs in order to remain competitive in the Video CD player, sub-assembly and component markets. Although the Company has been reducing its costs of production for these products, there can be no assurance that it will be able the remain competitive or that its operations will not be materially adversely affected should competitors substantially reduce their prices in the future.

  Although CD-ROM equipped computers are capable of playing Video CDs, they require the addition of either a software or hardware MPEG-1 decoder in order to view the video images. The Company believes that computers and interactive games on CD are more likely to contribute to the overall market growth than to compete with Video CD players because they encourage the creation of more material that can be used with Video CD players.

  Assuming the Company successfully develops and markets a DVD player or key sub-assemblies of a DVD player, the profile and identity of the companies with which it will compete and the factors affecting such competition are likely to be substantially similar to those with respect to Video CD players.

  The Company's competition in the area of encoding systems includes Microboards, Inc. of America, FutureTel, Inc., Optibase, Inc., Sigma Designs, Inc., IPC Technologies, Inc., Smart & Friendly, High Technology Distributing, Inc., and Optivision, Inc. The Company depends on its existing product performance features and price advantages in competing with other system level product manufacturers, and a failure to maintain such advantages could have material adverse effect upon the Company's ability to continue to compete in this area.

  In the area of VOD systems, the Company competes with Starlight Networks, Inc., Concurrent Computer, Tektronix, and the Network Connection as well as other sources for networked systems. The Company competes with these other companies based on cost, quality, reliability and speed of video delivered. There can be no assurance that the Company will be able to compete favorably against products offered by its competitors in the future.

EMPLOYEES

  As of March 31, 1997, the Company had 71 full-time employees, of whom 5 were management personnel, 30 were research and development personnel, 12 were marketing representatives, and 24 were operations and administrative personnel. The Company believes that its relations with its employees are good. The Company is not a party to any collective bargaining agreement. Competition for employees in the Company's industry is intense, and there can be, no assurance that the Company will be able to attract or retain other highly qualified personnel in the future.

ITEM 2. PROPERTIES

   FACILITIES

  The following is a description of the Company's facilities (all of which are leased from unaffiliated third parties) as of March 31, 1997:

            FACILITY                 LOCATION     SQUARE FEET LEASE EXPIRATION
            --------              --------------- ----------- ----------------
Corporate offices, research and
 development                      Santa Clara, CA   13,566     December 1997
ViComp facility                   San Jose, CA       1,700     December 1997
Research and development, manu-
 facturing                        Taipei, Taiwan    12,654     September 1998
Sales and marketing, laboratory,
 apartment, warehouse             Hong Kong          3,727     May 1998

ITEM 3. LEGAL PROCEEDINGS.

  The Company is not a party to any pending material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock has traded on the Nasdaq National Market under the symbol DVID since May 9, 1996. The following table sets forth the high and low last sale or bid prices for these securities for the periods set forth below, as reported by Nasdaq. These prices do not reflect retail mark-ups, markdowns or commissions.

                                                                    HIGH   LOW
                                                                    ----   ---
   May 9, 1996 through June 30, 1996.............................. $12.00 $8.00
   July 1, 1996 through September 30, 1996........................   9.50  5.75
   October 1, 1996 through December 31, 1996......................   9.25  5.75
   January 1, 1997 through March 31, 1997.........................   9.13  3.50

  As of March 31, 1997, there were 69 record holders of the Common Stock.

  To date, the Company has not declared or paid any cash dividends with respect to its Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future. Further, there can be no assurance that the proposed operations of the Company will generate the revenues and cash flow needed to declare a cash dividend or that the Company will have legally available funds to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  This document contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Act of 1995 that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, proposed sales of the Company's products, markets for the Company's products, and the development of the Company's products. Actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, the uncertainty of market acceptance of Video CD and DVD players and sub-assemblies and other Company products, including network video, planned rapid growth of the Company's operations, including potential acquisitions of other businesses or technologies, dependence on a limited number of suppliers of certain components used in the Company's products, risks related to the acquisition of ViComp, including the risk associated with the development of the ViComp MPEG-1 decoder chip, risks associated with rapid technological change and obsolescence and product development, conducting business in foreign countries, particularly China and Hong Kong, and the competitive market for the Company's products, and other factors described in this Form 10-KSB and in the Notes to the Consolidated Financial Statements or in other documents that the Company files from time-to-time with the Securities and Exchange Commission, including the Company's Current Report on Form 8-K dated January 7, 1997. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

OVERVIEW

  The Company was founded in 1992 to develop, manufacture, and market digital video compression and decompression hardware and software for entertainment, business and educational uses. The Company offers Video CD players, sub-assemblies and components for the consumer market, and interactive video engines and video-on-demand systems for the hospitality, entertainment, education and kiosk markets, and to a lesser extent, digital MPEG compression systems and sub-assemblies. The Company also is developing DVD products for home entertainment and computer markets.

  During fiscal 1997, the Company completed its initial public offering (the "IPO") and a follow-on public offering, which generated aggregate net proceeds of approximately $43.7 million. These proceeds were used principally to repay $7 million of bridge notes and to fund the growth in the Company's operations and losses generated to date by those operations. It is anticipated that the remaining proceeds will be used to further expand the Company's operations, including its product development efforts, and may also be used to acquire complementary businesses or technologies or to enter into strategic alliances. Although the Company currently is pursuing transactions of this type, it currently does not have any agreements or commitments with respect to any proposed material acquisitions, joint ventures or other strategic alliances, and no assurances can be given that any such transactions will be consummated in the future.

  In October 1996, the Company acquired ViComp, a development stage company that designs integrated circuits for use in Video CD players and components. Pursuant to the acquisition, the Company issued 491,253 shares of its Common Stock for all the outstanding ViComp capital stock and granted options to certain ViComp shareholders exercisable for 189,557 shares of the Company's Common Stock. The transaction has been accounted for as a purchase and, accordingly, the initial purchase price and acquisition costs have been allocated to the identifiable assets and liabilities, including in-process research and development of $1.8 million that was immediately expensed.

  In June 1996, the Company changed its year end from December 31 to March 31.

RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED MARCH 31, 1997 (FISCAL 1997) COMPARED TO YEAR ENDED DECEMBER 31, 1995 (FISCAL 1995)

  REVENUE AND COST OF REVENUE. Total revenue increased $10.6 million, or 301%, to $14.1 million in fiscal 1997 from $3.5 million during the year ended December 31, 1995.

  Product revenue, including Video CD players, encoding systems, and sub-assemblies, increased by $6.0 million, or 310%, to $7.9 million in fiscal 1997 from $1.9 million in fiscal 1995. This increase reflects increased penetration of the markets in which the Company sells its products. There were no product sales to related parties or affiliates in fiscal 1997, compared to $0.5 million of such sales in fiscal 1995 as the Company shifted its focus to marketing its products to unaffiliated third parties and as these related parties and affiliates increased production capability at their own manufacturing facilities.

  Development and services revenue decreased $0.8 million, or 80%, to $0.2 million in fiscal 1997 from $1.0 million in fiscal 1995. Substantially all of the development and services revenues in both periods was from related parties and affiliates. The decrease in development and services revenue was the result of the Company achieving certain product development milestones in fiscal 1995 related to agreements with an affiliate. These agreements were not replaced with similar arrangements in fiscal 1997.

  Component revenue increased $5.4 million, or 951%, to $6.0 million in fiscal 1997 from $0.6 million in fiscal 1995. Component revenue is primarily derived from the sale of certain inventory parts in excess of current manufacturing needs of the Company, and was used to generate working capital and to establish relationships for sales of other Company products with certain Video CD manufacturers in China.

  Gross margin decreased $0.9 million to a negative gross margin of $0.7 million in fiscal 1997 from a gross margin of $0.2 million in fiscal 1995.

  Gross margin for product revenue decreased $0.3 million, or 86%, to a negative gross margin of $0.6 million in fiscal 1997 from a negative gross margin of $0.3 million in fiscal 1995. Although the costs for the principal materials used in the production of the Company's products declined during fiscal 1997, the Company incurred a negative gross margin for its products in fiscal 1997. The negative gross margin reflected price competition for the Company's products, including pricing strategies implemented in order to penetrate certain markets, the write-off of certain inventories as the Company transitioned to its new Video Engine family of products for the kiosk market from its previous product offerings and the lack of economies of scale given the present level of production.

  Gross margin for development and services revenue decreased $0.5 million to a negative gross margin of $0.1 million in fiscal 1997 from a gross margin of $0.4 million in fiscal 1995. This decrease in gross margin reflects the decrease in development and services revenue in fiscal 1997.

  Gross margin for components revenue decreased $0.1 million to 0 in fiscal 1997 from a gross margin of $0.1 million in fiscal 1995. Gross margin for components is expected to remain minimal as the Company uses components to help gain market share with certain customers.

  OPERATING EXPENSES. Total operating expenses increased $8.2 million, or 246%, to $11.5 million in fiscal 1997 from $3.3 million in fiscal 1995.

  Research and development expenses increased $1.5 million, or 119%, to $2.8 million in fiscal 1997 from $1.3 million in fiscal 1995. Research and development expenses as a percentage of total revenues was 20% in fiscal 1997 compared to 36% in fiscal 1995. Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's development efforts. The principal reasons for the increase in dollar terms were the research and development expenses incurred by ViComp since its acquisition in October 1996 and the continued development of the Company's products, including the cost of licensing certain technology. The Company expects that research and development expenses in dollar terms will continue to increase as the Company expands its development efforts, including the development of DVD products.

  Sales and marketing expenses increased $1.2 million, or 226%, to $1.8 million in fiscal 1997 from $0.6 million in fiscal 1995. Sales and marketing expenses as a percentage of total revenues was 13% in fiscal 1997 compared to 16% in fiscal 1995. Sales and marketing expenses consist primarily of personnel and consulting costs involved in the sales process and in the marketing of the Company's products, sales commissions, and expenses of trade shows and advertising. The principal reasons for the increase in dollar terms was due to increased personnel and sales, and the costs associated with the establishment of the Company's wholly-owned sales subsidiary in Hong Kong. The Company expects that sales and marketing expenses in dollar terms will continue to increase as the Company expands its sales and marketing efforts worldwide. However, the Company believes that sales and marketing expenses as a percentage of total revenue will remain in the 13% to 15% range.

  General and administrative expenses increased $3.6 million, or 238%, to $5.1 million in fiscal 1997 from $1.5 million in fiscal 1995. General and administrative expenses as a percentage of total revenues was 36% in fiscal 1997 compared to 43% in fiscal 1995. General and administrative expenses consist primarily of administrative salaries and benefits, and insurance, facility, legal, accounting and audit, and other business support costs. The principal reasons for the increase in dollar terms of general and administrative expenses were additional administrative personnel, increases in insurance, legal, accounting and other costs as a result of the Company becoming a public company, consulting fees, costs associated with the Company's Class A Warrant exchange and redemption offer (which was subsequently abandoned due to market conditions), and costs associated with the establishment of the Company's subsidiary in Hong Kong. The Company expects that general and administrative costs will increase in dollar terms as the Company expands its businesses; however, general and administrative expenses as a percentage of total revenues are expected to decline for fiscal 1998 compared to fiscal 1997.

  Purchased in-process research and development expense was $1.8 million in fiscal 1997. Purchased in-process research and development expense was incurred as a result of the acquisition of ViComp in October 1996.

  INTEREST INCOME (EXPENSE), NET. Net interest income increased $0.6 million to net interest income of $0.6 million in fiscal 1997 from net interest expense of $0.1 million in fiscal 1995. The principal reason for this increase was the availability of additional cash for investment purposes in fiscal 1997 compared to fiscal 1995 as a result of the Company's IPO and follow-on offering.

  LOSS ON INVESTMENTS IN AFFILIATES. During 1993 and 1994, the Company invested in two companies for the purpose of establishing manufacturing capability in China. In fiscal 1995, the Company wrote-off an aggregate of $1.2 million, consisting of its total investment in these companies of $0.9 million and receivables of $0.3 million as a result of the Company abandoning its investments due to the lack of working capital and other funding sources available to the two enterprises. No such amount was recorded in fiscal 1997. In fiscal 1997, the Company established a subcontracting relationship with a company in China which meets the Company's present manufacturing requirements.

  EXTRAORDINARY ITEM. In fiscal 1997, the Company recorded an extraordinary item of $1.3 million for the early extinguishment of bridge notes. The bridge notes were issued in January and March 1996 and were repaid in May 1996 from the proceeds of the IPO.

  INCOME TAXES. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The Company incurred a net loss and consequently paid no federal or state income taxes in fiscal 1997 or fiscal 1995. For federal and state tax purposes, the Company has net operating loss carryforwards as of March 31, 1997 of approximately $15.5 million and $2.1 million, respectively, which will expire in various years beginning with 1999 if not utilized.

  Due to the "change in ownership" provisions of the Internal Revenue Code, the availability of the Company's net operating loss and credit carryforwards may be subject to an annual limitation in future periods. Such a limitation could substantially limit the eventual tax utilization of these carryforwards.

  The Company has established a valuation allowance against its deferred tax assets of $6.0 million due to uncertainty surrounding the realization of such assets. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. If it is determined that it is more likely than not that the deferred tax assets are realizable, then the valuation allowance will be appropriately reduced.

LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 1997, the Company had working capital of $32.7 million, including cash and cash equivalents of $32.2 million, compared to working capital at December 31, 1995 of $1.4 million, including cash and cash equivalents of $1.2 million.

  Net cash used in operating activities totaled $8.5 million in fiscal 1997 compared to $2.5 million in fiscal 1995. Substantially all of the net cash used in operating activities in fiscal 1997 represented the net loss of $12.9 million adjusted for non-cash charges to operations of $0.4 million for depreciation and amortization, $1.5 million for the write-off of deferred financing charges and accretion related to bridge notes, and $1.8 million for purchased in-process research and development. Substantially all of the net cash used in operating activities in fiscal 1995 represented the net loss of $4.5 million adjusted for non-cash charges of $0.3 million for depreciation and amortization, $1.2 million for the loss on investments in affiliates, and net cash received from the sale of inventories of $0.4 million.

  Net cash used in investing activities totaled $1.3 million in fiscal 1997 compared to $0.1 million in fiscal 1995. Substantially all of the net cash used in investing activities in fiscal 1997 and fiscal 1995 was for the acquisition of property and equipment of $1.1 million and $0.1 million, respectively. The Company has no material capital expenditure commitments.

  Net cash provided by financing activities totaled $37.3 million in fiscal 1997 compared to $3.5 million in fiscal 1995. In fiscal 1997, net proceeds from the IPO and follow-on offering totaled $44.3 million. This amount was offset by $7.0 million used to repay bridge notes. In March 1996, the Company completed a bridge financing that resulted in net proceeds of $6.1 million. In fiscal 1995, net proceeds from the sale of preferred stock and a note payable to a shareholder totaled $3.0 million.

  The above activities resulted in increases in cash and cash equivalents of $27.6 million in fiscal 1997 compared to $0.9 million in fiscal 1995.

  The Company expects in fiscal 1998 to use a portion of its working capital to further expand the Company's operations, including its product development efforts, and may also utilize working capital to acquire complementary businesses or technologies.

  The Company anticipates that its existing working capital will be sufficient to satisfy the Company's cash requirements for at least the next year.

CHARGE TO INCOME IN THE EVENT OF RELEASE OF ESCROW SECURITIES

  In the event the Company attains any of the earning or stock price thresholds required for the release of all or a portion of the securities placed in escrow in connection with the IPO and certain of the securities placed in escrow in connection with the acquisition of ViComp (the "ViComp Acquisition Shares"), the release of such securities will result, for financial reporting purposes, in compensation expense to the Company. In the event certain other securities placed in escrow in connection with the acquisition of ViComp (the "ViComp Shares") are released from escrow, the Company will record additional purchase price for the ViComp acquisition at the time of such release, which will either be (I) expensed at that time or
(II) amortized over future periods. Accordingly, the Company will, in the event of the release of the securities escrowed in connection with the IPO and the release of the ViComp Acquisition Shares, recognize, during the period that the conditions for such release are met, a substantial non-cash charge to earnings for financial reporting purposes for the period or periods during which such securities are, or become probable of, being released from escrow. The amount of this charge will be equal to the fair market value of such securities on the date of release from escrow. In the event of the release of the ViComp Shares, the Company will recognize such charge to earnings either during the period that the conditions for such release are met or will recognize such charge to earnings over future periods.

SEASONALITY

  The Company's business in China and Taiwan is somewhat seasonal, with demand for consumer products generally being higher in the fourth calendar quarter and lower in January and February due to the Chinese New Year.

ITEM 7. FINANCIAL STATEMENTS.

  The following financial statements of the Company are included in this report:

  . Consolidated Balance Sheets--December 31, 1995 and March 31, 1997

  . Consolidated Statements of Operations--Year ended March 31, 1997, three months ended March 31, 1996 and year ended December 31, 1995

  . Consolidated Statements of Stockholders' Equity--Year ended March 31,
     1997, three months ended March 31, 1996 and year ended December 31, 1995

  . Consolidated Statements of Cash Flows--Year ended March 31, 1997, three months ended March 31, 1996 and year ended December 31, 1995

  . Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not Applicable

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Digital Video Systems, Inc.

  We have audited the accompanying consolidated balance sheets of Digital Video Systems, Inc. as of March 31, 1997 and December 31, 1995, and the related consolidated statements of operations, stockholders equity, and cash flows for the years ended March 31, 1997 and December 31, 1995 and the three month period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Video Systems, Inc. at March 31, 1997 and December 31, 1995, and the consolidated results of its operations and its cash flows for the years ended March 31, 1997 and December 31, 1995 and the three month period ended March 31, 1996, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP
San Jose, California
May 1, 1997

                          DIGITAL VIDEO SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                           MARCH 31,  DECEMBER 31,
                                                             1997         1995
                                                           ---------  ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents............................... $ 32,221     $ 1,219
  Accounts receivable, less allowance for doubtful
   accounts of $707 and $0, respectively..................    2,875         169
  Inventories.............................................    1,016         674
  Prepaid expenses and other current assets...............      485         300
                                                           --------     -------
    Total current assets..................................   36,597       2,362
Property and equipment, net...............................    1,420         558
Other assets..............................................       56          50
                                                           --------     -------
                                                           $ 38,073     $ 2,970
                                                           ========     =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................ $  3,044     $   414
  Accrued liabilities.....................................      854         507
                                                           --------     -------
    Total current liabilities.............................    3,898         921
Stockholders' equity:
  Preferred stock, $0.0001 par value:
   5,000,000 shares authorized; none and 5,232,948
   shares issued and outstanding at March 31, 1997
   and December 31, 1995, respectively....................      --            1
  Common stock, $0.0001 par value:
   60,000,000 shares authorized; 20,259,579 and 6,627,688
   shares issued and outstanding at March 31, 1997
   and December 31, 1995, respectively....................        2           1
  Additional paid-in capital..............................   54,628       8,265
  Accumulated deficit.....................................  (20,297)     (6,025)
  Cumulative foreign currency translation adjustments.....      (72)        (31)
  Deferred compensation...................................      (86)       (162)
                                                           --------     -------
    Total stockholders' equity............................   34,175       2,049
                                                           --------     -------
                                                           $ 38,073     $ 2,970
                                                           ========     =======

See Notes to Consolidated Financial Statements.

                          DIGITAL VIDEO SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS
                                           YEAR ENDED    ENDED      YEAR ENDED
                                           MARCH 31,   MARCH 31,   DECEMBER 31,
                                              1997        1996         1995
                                           ---------- ------------ ------------
Revenue:
  Product revenue (including $0, $490, and
   $10 from related parties and affiliates
   for the years ended March 31, 1997 and
   December 31, 1995, and the three-month
   period ended March 31, 1996,
   respectively)..........................  $  7,903    $   524      $ 1,927
  Development and services revenue
   (including $150, $1,000, and $0 from
   related parties and affiliates for the
   years ended March 31, 1997 and December
   31, 1995, and the three-month period
   ended March 31, 1996, respectively)....       208          7        1,022
  Component revenue.......................     6,010        856          572
                                            --------    -------      -------
    Total revenue.........................    14,121      1,387        3,521
Cost of product revenue...................     8,552        587        2,275
Cost of development and services revenue..       254         28          585
Cost of component revenue.................     6,034        801          495
                                            --------    -------      -------
    Gross margin..........................      (719)       (29)         166
Operating expenses:
  Research and development................     2,761        366        1,258
  Sales and marketing.....................     1,785        131          548
  General and administrative..............     5,122        386        1,514
  Purchased in-process research and
   development............................     1,819        --           --
                                            --------    -------      -------
    Total operating expenses..............    11,487        883        3,320
                                            --------    -------      -------
    Loss from operations..................   (12,206)      (912)      (3,154)
Interest expense..........................      (316)      (745)         (99)
Interest and other income.................       875        296           19
Loss on investments in affiliates.........       --         --        (1,249)
                                            --------    -------      -------
Loss before extraordinary item............   (11,647)    (1,361)      (4,483)
Extraordinary item-loss from early
 extinguishment of bridge notes...........     1,264        --           --
                                            --------    -------      -------
Net loss..................................  $(12,911)   $(1,361)     $(4,483)
                                            ========    =======      =======
Net loss before extraordinary item per
 share (pro forma 1995) ..................  $  (1.19)   $ (0.33)     $ (0.84)
Net loss per share (pro forma 1995).......  $  (1.32)   $ (0.33)     $ (0.84)
Shares used in computing net loss per
 share (pro forma 1995)...................     9,777      4,166        5,338

See Notes to Consolidated Financial Statements.

                          DIGITAL VIDEO SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                      CONVERTIBLE                                                              NOTE
                    PREFERRED STOCK     COMMON STOCK     ADDITIONAL             CUMULATIVE  RECEIVABLE
                   ------------------ ------------------  PAID-IN   ACCUMULATED TRANSLATION    FROM       DEFFERED
                     SHARES    AMOUNT   SHARES    AMOUNT  CAPITAL     DEFICIT   ADJUSTMENTS STOCKHOLDER COMPENSATION  TOTAL
                   ----------  ------ ----------  ------ ---------- ----------- ----------- ----------- ------------ -------
BALANCE AT
DECEMBER 31,
1994.............   3,247,473   $ 1    6,333,836   $ 1    $ 4,993    $ (1,542)     $  2        $(15)       $  --     $ 3,440
                   ----------   ---   ----------   ---    -------    --------      ----        ----        -----     -------
 Issuance of
 Series B
 preferred stock,
 net of issuance
 costs...........   1,985,475    --           --    --      3,057         --         --          --           --       3,057
 Exercise of
 common stock
 options.........         --     --      355,086    --         49         --         --          --           --          49
 Repayment of
 note receivable.         --     --           --    --        --          --         --           6           --           6
 Cancellation of
 common stock and
 note receivable.         --     --      (61,234)   --         (9)        --         --           9           --         --
 Deferred
 compensation
 resulting from
 granting of
 common stock
 options.........         --     --           --    --        175         --         --          --         (175)        --
 Amortization of
 deferred
 compensation....         --     --           --    --        --          --         --          --           13          13
 Translation
 adjustment......         --     --           --    --        --          --        (33)         --           --         (33)
 Net loss........         --     --           --    --        --       (4,483)       --          --           --      (4,483)
                   ----------   ---   ----------   ---    -------    --------      ----        ----        -----     -------
BALANCE AT
DECEMBER 31,
1995.............   5,232,948     1    6,627,688     1      8,265      (6,025)      (31)         --         (162)      2,049
                   ----------   ---   ----------   ---    -------    --------      ----        ----        -----     -------
 Exercise of
 common stock
 options.........         --     --       97,936    --         14         --         --          --           --          14
 Warrants issued
 in connection
 with bridge
 notes...........         --     --           --    --        875         --         --          --           --         875
 Amortization of
 deferred
 compensation....         --     --           --    --        --          --         --          --           11          11
 Net loss........         --     --           --    --        --       (1,361)       --          --           --      (1,361)
                   ----------   ---   ----------   ---    -------    --------      ----        ----        -----     -------
BALANCE AT MARCH
31, 1996.........   5,232,948     1    6,725,624     1      9,154      (7,386)      (31)         --         (151)      1,588
                   ----------   ---   ----------   ---    -------    --------      ----        ----        -----     -------
 Exercise of
 common stock
 options.........         --     --      330,357    --         46         --         --          --           --          46
 Sale of IPO
 Units, net of
 issuance costs..         --     --    4,830,000    --     20,714         --         --          --           --      20,714
 Conversion of
 preferred stock
 to common stock.  (5,232,948)   (1)   5,232,948     1        --          --         --          --           --         --
 Reduction of
 deferred
 compensation for
 options placed
 in escrow.......         --     --           --    --        (97)        --         --          --           97         --
 Follow-on sale
 of Units, net of
 issuance costs..         --     --    2,645,000    --     23,032         --         --          --           --      23,032
 Issuance of
 common stock to
 acquire ViComp..         --     --      491,253    --      1,756         --         --          --          (48)      1,708
 Shares and
 warrants issued
 to a consultant.         --     --        4,397    --         23         --         --          --           --          23
 Amortization of
 deferred
 compensation....         --     --           --    --        --          --         --          --           16          16
 Translation
 adjustment......         --     --           --    --        --          --        (41)         --           --         (41)
 Net loss........         --     --           --    --        --      (12,911)       --          --           --     (12,911)
                   ----------   ---   ----------   ---    -------    --------      ----        ----        -----     -------
BALANCE AT MARCH
31, 1997.........         --    $--   20,259,579   $ 2    $54,628    $(20,297)     $(72)       $ --        $ (86)    $34,175
                   ==========   ===   ==========   ===    =======    ========      ====        ====        =====     =======


See Notes to Consolidated Financial Statements

                          DIGITAL VIDEO SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                        YEAR ENDED  THREE MONTHS    YEAR ENDED
                                        MARCH 31,  ENDED MARCH 31, DECEMBER 31,
                                           1997         1996           1995
                                        ---------- --------------- ------------
OPERATING ACTIVITIES
Net loss..............................   $(12,911)     $(1,361)      $(4,483)
Adjustments to reconcile net loss to
 net cash used in operating
 activities:
  Depreciation and amortization.......        431           67           262
  Deferred financing charges and
   accretion related to bridge notes..      1,491          329           --
  Interest expense on convertible
   notes payable......................        --           --             57
  Shares and warrants issued to a
   consultant.........................         23          --            --
  Purchased in-process research and
   development........................      1,819          --            --
  Loss on investments in affiliates...        --           --          1,249
  Changes in operating assets and
   liabilities:
    Accounts receivable...............     (2,340)        (352)          (39)
    Inventories.......................        910       (1,252)          385
    Prepaid expenses and other current
     assets...........................       (202)        (514)          (97)
    Accounts payable..................      1,856          678           (58)
    Accrued liabilities...............        441         (123)          256
                                         --------      -------       -------
      Net cash used in operating
       activities.....................     (8,482)      (2,528)       (2,468)
                                         --------      -------       -------
INVESTING ACTIVITIES
Acquisition of property and equipment.     (1,139)         (36)         (115)
Acquisition of ViComp, net of cash ac-
 quired...............................       (147)         --            --
Other.................................        --           (65)          (14)
                                         --------      -------       -------
      Net cash used in investing
       activities.....................     (1,286)        (101)         (129)
                                         --------      -------       -------
FINANCING ACTIVITIES
Net proceeds from public offerings of
 Units................................     44,284          --            --
Repayment of line of credit...........        --           --           (600)
Increase of restricted cash...........        --           --          1,019
Proceeds from exercise of stock
 options..............................         46           14            49
Proceeds from note payable to
 stockholder..........................        --           --          2,000
Proceeds from sale of preferred stock.        --           --          1,000
Proceeds from note receivable from
 stockholder..........................        --           --              7
Proceeds from bridge notes............        --         6,055           --
Repayment of bridge notes.............     (7,000)         --            --
                                         --------      -------       -------
      Net cash provided by financing
       activities.....................     37,330        6,069         3,475
                                         --------      -------       -------
Net increase in cash and cash
 equivalents..........................     27,562        3,440           878
Cash and cash equivalents at beginning
 of year..............................      4,659        1,219           341
                                         --------      -------       -------
Cash and cash equivalents at end of
year..................................   $ 32,221      $ 4,659       $ 1,219
                                         ========      =======       =======
Supplemental disclosure of cash flow
 information:
  Interest paid.......................   $    173      $   --        $    31
Supplemental disclosure of non-cash
 investing and financing activities:
  Conversion of notes payable to
   preferred stock....................        --           --          2,057
  Deferred financing fees on bridge
   notes..............................        --           945           --
  Common stock issued to acquire
   ViComp.............................      1,756          --            --
  Warrants issued pursuant to bridge
   notes..............................        --           875           --

See Notes to Consolidated Financial Statements.

                          DIGITAL VIDEO SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (AMOUNTS IN THOUSANDS, EXCEPT UNITS, SHARE, PER UNIT AND PER SHARE AMOUNTS)

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

 The Company

  Digital Video Systems, Inc. (the "Company") develops, manufactures, and markets digital video compression and decompression hardware and software for entertainment, business and educational uses.

  The Company currently purchases a substantial portion of its compression and decompression chips, an important component of its products, from a limited number of suppliers. The Company has designed its products contemplating the use of these suppliers' chips, and there can be no assurance that other companies will be able to create chips that are substantially equivalent or that any such chips can be successfully integrated into the Company's product. The Company's inability to obtain a sufficient quantity of chips would adversely affect operating results.

 Basis of Presentation

  The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany balances and transactions have been eliminated.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Fiscal Year

  During June 1996, the Company changed its fiscal year from ending on December 31 to ending on March 31.

 Cash and Cash Equivalents

  Cash and cash equivalents include demand deposit and money market accounts and highly liquid debt securities with a maturity of three months or less at the date of purchase. Cash equivalents are carried at cost which approximates market. The Company is exposed to credit risk in the event of default by the institutions with which it has invested its cash and cash equivalents to the extent of amounts recorded on the balance sheet.

  In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its investments in cash and cash equivalents as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, when material. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income and expense. Unrealized gains and losses for each period presented have not been material and accordingly, the amounts have not been reflected as a separate component of stockholders' equity.

                          DIGITAL VIDEO SYSTEMS, INC.

  (AMOUNTS IN THOUSANDS, EXCEPT UNITS, SHARE, PER UNIT AND PER SHARE AMOUNTS)

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

 Revenue Recognition

  Revenue from product and component sales is recognized upon shipment. Development revenue is recognized based upon the completion of specified milestones in accordance with the agreement terms, typically as costs are incurred. Costs related to development revenue are included in cost of development and service revenue in accompanying statements of operations. Service revenue is recognized ratably over the contractual period or as the services are performed.

 Inventories

  Inventories are stated at the lower of actual cost (first-in, first-out method) or market.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the assets estimated useful lives of two to five years.

 Foreign Currency Translation

  The Company uses the local currency as its functional currency for its Hong Kong and Taiwan operations. Translation adjustments, which result from the process of translating foreign currency financial statements into U.S. dollars, are included as a separate component of stockholders equity. Transactional gains and losses, which have not been material to date, are included in interest and other income in the accompanying statement of operations.

 Income Taxes

  The Company follows SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the liability method is used to account for income taxes. Under this method, deferred tax assets and liabilities are measured using the enacted tax rates and laws that are anticipated to be in effect when the differences are expected to reverse.

 Concentration of Credit Risk

  The Company sells its products and components primarily to original equipment manufacturers and product distribution companies located in Asia. The Company performs ongoing credit evaluations of its customers' financial position and generally requires no collateral; however, certain customers do provide letters of credit to support the amount due the Company. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

 Stock-Based Compensation

  The Company grants stock options to purchase a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). In accordance with the provisions of APB No. 25, the Company has generally not recognized compensation expense in connection with such plans. The Company has disclosed the information required by SFAS No. 123, "Accounting for Stock-based Compensation" in Note 6.

                          DIGITAL VIDEO SYSTEMS, INC.

  (AMOUNTS IN THOUSANDS, EXCEPT UNITS, SHARE, PER UNIT AND PER SHARE AMOUNTS)

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 Net Loss Per Share

  Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common stock equivalent shares from convertible preferred stock and from stock options are not included as the effect is anti-dilutive. In accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletins, common stock and common stock equivalent shares issued by the Company at prices below the initial public offering price during the period beginning one year prior to the initial public offering have been included in the calculation as if they were outstanding for all periods presented prior to the Company's initial public offering of its common stock (using the treasury stock method and the initial public offering price). The weighted average number of common shares used in the net loss per share calculation was reduced by the common stock, preferred stock convertible into common stock, and outstanding options placed in escrow in connection with the Company's initial public offering.

  Pro forma net loss per share for 1995 has been computed as described above and also gives effect, pursuant to SEC policy, to common equivalent shares from convertible preferred stock issued more than 12 months prior to the initial public offering date that converted upon the completion of the offering.

 Impact of Recently Issued Accounting Standard

  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" (SFAS No. 128), which is required to be adopted by the Company during fiscal 1998. The impact of adopting SFAS No. 128 is not expected to be material.

 Current Year Presentation

  Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

NOTE 2--BALANCE SHEET COMPONENTS

  Inventories, property and equipment, and accrued liabilities consisted of the following:

                                                          MARCH 31, DECEMBER 31,
                                                            1997        1995
                                                          --------- ------------
Inventories:
  Raw materials..........................................  $   824     $ 657
  Work in progress.......................................      157       --
  Finished goods.........................................       35        17
                                                           -------     -----
                                                           $ 1,016     $ 674
                                                           =======     =====
Property and equipment:
  Machinery and computer equipment.......................  $ 1,622     $ 698
  Furniture and fixtures.................................      213       221
                                                           -------     -----
                                                             1,835       919
  Accumulated depreciation...............................     (415)     (361)
                                                           -------     -----
                                                           $ 1,420     $ 558
                                                           =======     =====
Accrued liabilities:
  Accrued warranty and related expenses..................  $    20     $ 101
  Payroll and related expenses...........................      298        89
  Accrued expenses.......................................      536       317
                                                           -------     -----
                                                           $   854     $ 507
                                                           =======     =====

                          DIGITAL VIDEO SYSTEMS, INC.

  (AMOUNTS IN THOUSANDS, EXCEPT UNITS, SHARE, PER UNIT AND PER SHARE AMOUNTS)

NOTE 3--COMMITMENTS

  The Company leases its facilities and certain office equipment under noncancelable leases which require the Company to pay operating costs, including property taxes, insurance and maintenance. Future minimum lease payments under these operating leases at March 31, 1997 are as follows:

   1998................................................................... $ 300
   1999...................................................................    32
   2000...................................................................    10
   2001...................................................................     7
                                                                           -----
                                                                           $ 349
                                                                           =====

  Rent expense charged to operations was approximately $274, $181, and $58 for the years ended March 31, 1997, and December 31, 1995, and the three-month period ended March 31, 1996, respectively.

NOTE 4--NOTES PAYABLE TO STOCKHOLDER

  In February 1995, the Company entered into a secured promissory note agreement ("Agreement") with its chief executive officer who is a significant stockholder ("purchaser"). The purchaser agreed to lend the Company the principal sum of $500. In October 1995, the Agreement was amended to allow for additional borrowings of $1,500. In December 1995, the Company exchanged 1,335,949 shares of Series B convertible preferred stock at $1.54 per share in settlement of the $2,000 in shareholder notes plus accrued interest of approximately $57.

NOTE 5--INCOME TAXES

  For financial reporting purposes, the net loss includes the following components:

                                          YEAR ENDED  THREE MONTHS   YEAR ENDED
                                          MARCH 31,      ENDED      DECEMBER 31,
                                             1997    MARCH 31, 1996     1995
                                          ---------- -------------- ------------
   United States........................   $(11,011)    $  (986)      $(2,777)
   Foreign..............................     (1,900)       (375)       (1,706)
                                           --------     -------       -------
   Total................................   $(12,911)    $(1,361)      $(4,483)
                                           ========     =======       =======

  The differences between the benefit for income taxes and the amount computed at the U.S. statutory income tax rate are as follows:

                                         YEAR ENDED  THREE MONTHS   YEAR ENDED
                                         MARCH 31,      ENDED      DECEMBER 31,
                                            1997    MARCH 31, 1996     1995
                                         ---------- -------------- ------------
   Tax at U.S. statutory rate...........  $(4,390)      $(463)       $(1,524)
   Investment valuation.................      --          --             313
   Purchased in-process research and
    development.........................      618         --             --
   Losses for which no tax benefit was
    recognized..........................    3,661         462          1,291
   Other, net...........................      111           1            (80)
                                          -------       -----        -------
   Benefit for income taxes.............  $   --        $ --         $   --
                                          =======       =====        =======

                          DIGITAL VIDEO SYSTEMS, INC.

  (AMOUNTS IN THOUSANDS, EXCEPT UNITS, SHARE, PER UNIT AND PER SHARE AMOUNTS)

NOTE 5--INCOME TAXES--(CONTINUED)

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                         MARCH 31, DECEMBER 31,
                                                           1997        1995
                                                         --------- ------------
   Deferred tax assets:
     Net operating loss carryforwards..................   $5,371      $1,203
     Inventory valuation accounts......................       89         248
     Reserves and other accrued expenses not yet
      deductible for taxes.............................      298         268
     Other.............................................      203         119
                                                          ------      ------
     Total deferred tax assets.........................    5,961       1,838
     Valuation allowance for deferred tax assets.......   (5,961)     (1,838)
                                                          ------      ------
     Net deferred tax assets...........................   $  --       $  --
                                                          ======      ======

  For federal and state tax purposes, the Company has net operating loss carryforwards as of March 31, 1997 of approximately $15,500 and $2,100, respectively, which will expire in various years beginning with 1999 if not utilized.

  Due to the "change in ownership" provisions of the Internal Revenue Code, the availability of the Company's net operating loss and credit carryforwards may be subject to an annual limitation in future periods. Such a change could substantially limit the eventual tax utilization of these carryforwards.

NOTE 6--STOCKHOLDERS' EQUITY

 Initial Public Offering of Units

  On May 14, 1996, the Company closed its initial public offering (IPO) which consisted of 4,830,000 units, each unit consisting of one share of Common Stock, one Class A Warrant and one Class B Warrant, priced at $5.00 per Unit. The Company received approximately $20,714 of net proceeds after deducting underwriting discounts and commissions and other expenses of the IPO. Additionally, the Company agreed to grant an option to purchase 420,000 Units to an underwriter which is exercisable at a price of $6.50 per Unit during a three year period commencing in May 1998.

  Each Class A Warrant entitles the holder to purchase at an exercise price of $6.50, subject to adjustment, one share of Common Stock and one Class B Warrant. Each Class B Warrant entitles the holder to purchase, at an exercise price of $8.75, subject to adjustment, one share of Common Stock. The Class A Warrants and the Class B Warrants included in the Units are exercisable at any time until May 9, 2001. The Class A Warrants are subject to immediate redemption and the Class B Warrants are subject to redemption commencing in May 1997, by the Company at $.05 per Warrant, upon 30 days written notice, if the average closing bid price of the Company's Common Stock has equaled or exceeded $9.10 per share with respect to the Class A Warrants and $12.25 per share with respect to the Class B Warrants (subject to adjustment in each case) for 30 consecutive trading days ending within 15 days of the date the Warrants are called for redemption.

                          DIGITAL VIDEO SYSTEMS, INC.

  (AMOUNTS IN THOUSANDS, EXCEPT UNITS, SHARE, PER UNIT AND PER SHARE AMOUNTS)

NOTE 6--STOCKHOLDERS' EQUITY--(CONTINUED)

 Escrow Securities

  In April 1996, the holders of the Company's common and preferred stock, and holders of options to purchase common stock pursuant to the Company's 1993 stock option plan, placed, on a pro rata basis, 7,812,948 of their shares and options to purchase 1,852,697 shares of common stock, respectively, into escrow, and a holder of an option to purchase 200,000 shares of Common Stock outside the Company's 1993 stock option plan placed all of such options into escrow. Additionally, 234,355 options reserved for future grant under the Company's 1993 Stock Option Plan were subject to escrow upon grant. The common stock and options will be released to the stockholders on a pro rata basis, in the event specified levels of pretax income of the Company for the years ended March 31, 1997 to 2001 are achieved, or the market price of the Company's common stock attains specified targets during a 36-month period commencing from the effective date of the registration statement relating to the Company's IPO. The pretax income levels are subject to proportionate adjustment upon the issuance of certain securities subsequent to the Company's IPO.

  Any shares or options remaining in escrow on July 15, 2001 will be forfeited, which shares and options will then be contributed to the Company's capital.

  In the event that the foregoing earnings or market price levels are attained and the escrow securities released, the release of escrow securities to officers, directors, employees and consultants of the Company will result in compensation expense for financial reporting purposes. The expense will equal the fair market value of the escrow securities on the date of release and could result in a material charge to operations.

  As of March 31, 1997, 8,388,814 shares of the Company's common stock, 1,985,656 outstanding options to purchase common stock and 28,023 options available for future grant were subject to escrow. Included in these amounts are securities escrowed as part of the acquisition of ViComp. (See Note 8).

 Follow-on Offering of Units

  On November 21, 1996, the Company closed a follow-on offering which consisted of 26,450 units. Each Unit consisted of 100 units which were identical to the Units issued in the Companys initial public offering of units as described above. The Company received approximately $23,032 of net proceeds after deducting underwriting discounts and commissions and other expenses. Additionally, the Company granted an option which will allow the Company's underwriter to purchase up to 2,300 Units (each consisting of 100 units identical to the ones issued in the IPO) at an exercise price of $1,600 per unit, exercisable over a period of two years commencing three years from the effective date of the offering.

 Convertible Preferred Stock

  In connection with the IPO described above, all of the then outstanding shares of convertible preferred stock of 5,232,948 were converted to common stock on a one-for-one basis.

  The Company's amended and restated Certificate of Incorporation authorizes the issuance of 5,000,000 shares of preferred stock at $0.0001 par value per share, which may be designated as to powers, preferences, rights, limitations, or restrictions. As of December 31, 1995 and March 31, 1997, 5,232,948 shares and no shares, respectively, were issued and outstanding.

                          DIGITAL VIDEO SYSTEMS, INC.

  (AMOUNTS IN THOUSANDS, EXCEPT UNITS, SHARE, PER UNIT AND PER SHARE AMOUNTS)

NOTE 6--STOCKHOLDERS' EQUITY--(CONTINUED)

 Stock Option Plans

  The Company's 1993 Stock Option Plan (the "1993 Plan") provides for the granting of incentive stock options and nonstatutory stock options to employees, directors, and consultants of the Company at prices ranging from 85% to 110% (depending on the type of grant) of the fair value of the common stock on the grant date as determined by the Board of Directors. Shares will generally vest ratably over a four-year period commencing as of the date of grant. The Company has authorized 3,762,532 shares of common stock for issuance under the 1993 Plan. The options granted under the 1993 Plan are exercisable over a maximum term of ten years from the date of grant, and are subject to various restrictions as to resale and right of repurchase by the Company.

  During fiscal 1995, the Company issued options to purchase shares of common stock and recorded deferred compensation of approximately $175 for financial reporting purposes with respect to such option grants to reflect the difference between the exercise price and deemed fair value, for financial statement presentation purposes, of the Company's common shares. Deferred compensation is being amortized over the vesting period of the stock options.

                          DIGITAL VIDEO SYSTEMS, INC.

  (AMOUNTS IN THOUSANDS, EXCEPT UNITS, SHARE, PER UNIT AND PER SHARE AMOUNTS)

NOTE 6--STOCKHOLDERS' EQUITY--(CONTINUED)

  Information with respect to the 1993 Plan is summarized in the following two tables:

                                                         OUTSTANDING OPTIONS
                                                       -------------------------
                                                                     WEIGHTED
                                           AVAILABLE    NUMBER       AVERAGE
                                           FOR GRANT   OF SHARES  EXERCISE PRICE
                                           ----------  ---------  --------------
   Balance at December 31,1994............    652,372  1,591,341      $0.14
     Increase in shares authorized........  1,250,734        --         --
     Options granted......................   (997,379)   997,379      $0.14
     Options exercised....................        --    (355,086)     $0.14
     Options canceled.....................    319,464   (319,464)     $0.14
                                           ----------  ---------      -----
   Balance at December 31, 1995...........  1,225,191  1,914,170      $0.14
     Increase in shares authorized........    150,000        --         --
     Options exercised....................        --     (97,936)     $0.14
     Options canceled.....................    150,722   (150,722)     $0.14
                                           ----------  ---------      -----
   Balance at March 31, 1996..............  1,525,913  1,665,512      $0.14
     Options granted...................... (1,934,216) 1,934,216      $4.29
     Options exercised....................        --    (330,357)     $0.14
     Options canceled.....................    480,882   (480,882)     $3.07
                                           ----------  ---------      -----
   Balance at March 31, 1997..............     72,579  2,788,489      $2.51
                                           ==========  =========      =====

                          OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                ---------------------------------------- -----------------------
                               WEIGHTED AVERAGE WEIGHTED                WEIGHTED
    RANGE OF        NUMBER        REMAINING     AVERAGE      NUMBER     AVERAGE
    EXERCISE    OUTSTANDING AT CONTRACTUAL LIFE EXERCISE EXERCISABLE AT EXERCISE
      PRICE     MARCH 31, 1997      (YEARS)      PRICE   MARCH 31, 1997  PRICE
    --------    -------------- ---------------- -------- -------------- --------
   $      0.14    1,274,273          7.93        $0.14      676,962      $0.14
          3.50      734,108          6.71         3.50        9,165       3.50
          3.75      400,000          9.99         3.75          --         --
          7.25      380,108          9.89         7.25          541       7.25
   -----------    ---------          ----        -----      -------      -----
   $0.14-$7.25    2,788,489          8.45        $2.51      686,668      $0.19
   ===========    =========          ====        =====      =======      =====

 1996 Stock Option Plan

  In September 1996, the Company's Board of Directors approved the Company's 1996 Stock Option Plan (the "1996 Option Plan"), which is subject to shareholder approval. The 1996 Option Plan provides for the grant of options to purchase up to an aggregate of 1,000,000 shares of the Company's Common Stock. The 1996 Option Plan has terms and conditions substantially identical to those of the 1993 Stock Option Plan. In October 1996, in connection with the acquisition of ViComp (see Note 8), the Company granted options to purchase 189,557 shares of common stock under the 1996 option plan at $8.375 per share. Further, in March 1997, the Company granted under the 1996 Plan options to purchase 500,000 shares of common stock at $3.75 per share. As of March 31, 1997, none of these options had vested.

                          DIGITAL VIDEO SYSTEMS, INC.

  (AMOUNTS IN THOUSANDS, EXCEPT UNITS, SHARE, PER UNIT AND PER SHARE AMOUNTS)

NOTE 6--STOCKHOLDERS' EQUITY--(CONTINUED)

 Other Options and Warrants

  On February 1, 1996, the Board of Directors authorized a grant of options to acquire 200,000 shares of common stock to a consultant. The options, which are not included in the 1993 or 1996 Plan, have an exercise price of $5.00 per share and vest 50% each year after the grant date.

  As of March 31, 1997, there were warrants, issued to a consultant, outstanding to purchase 21,985 shares of common stock at $8.375 per share through 2002.

 Accounting for Stock Based Compensation

  As permitted under SFAS No. 123, the Company has elected to follow APB No. 25 in accounting for stock awards to employees. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards.

  Pro forma information regarding net loss and loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123.

  The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997 and 1996:

                                                                   THREE MONTHS
                                                     YEAR ENDED       ENDED
                                                   MARCH 31, 1997 MARCH 31, 1996
                                                   -------------- --------------
   Risk-free interest rate........................      6.50%          6.50%
   Dividend yield.................................       0.0%           0.0%
   Volatility.....................................      0.90           0.00
   Average life...................................      3.83           3.83

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

  The effect of applying SFAS No. 123 did not result in pro forma net loss and loss per share that are materially different from the amounts reported for the year ended March 31, 1997 and the three month period ended March 31, 1996. Therefore, such pro forma information is not separately presented. The pro forma effects of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures in future years.

                          DIGITAL VIDEO SYSTEMS, INC.

  (AMOUNTS IN THOUSANDS, EXCEPT UNITS, SHARE, PER UNIT AND PER SHARE AMOUNTS)

NOTE 6--STOCKHOLDERS' EQUITY--(CONTINUED)

 Private Placement

  In March 1996, the Company completed a $7,000 private placement of 140 bridge notes payable units at $50,000 per unit. Each bridge note unit consisted of a $50,000 face value promissory note bearing 10% interest and was due in January and March 1997, and 25,000 warrants ("Bridge Warrants") which initially enabled the holder to purchase shares of common stock at $4.00 per share. The Company received net proceeds of approximately $6,055 after deducting selling commissions and expenses of $945. The $7,000 was allocated $875 to the 3,500,000 Bridge Warrants issued and $6,125 to the bridge notes payable. The debt discount and selling commissions and expenses were expensed using the interest method over the term of the notes through May 1996 at which time the bridge notes payable of $7,000 were repaid using the proceeds from the initial public offering and the remaining debt discount and selling commissions and expenses of $1,264 were charged to operations as an extraordinary item. The Bridge Warrants included in the private placement converted on a one-to-one basis into Class A Warrants upon the closing of the Company's IPO of Units.

NOTE 7--INVESTMENTS IN AFFILIATES

  During 1993, the Company made a $250 investment in Anhui Wanyan Electronic Systems, Co., Ltd. (Wyan), a company located in the People's Republic of China, which was formed for the purpose of developing, manufacturing, and marketing digital audiovisual products. During 1994, the Company sold a subscription to purchase additional shares of Wyan's common stock to another related party for $350 and recognized a corresponding gain on the sale of the subscription investment. The Company invested this $350 along with an additional $250 into Wyan in 1994. The investment represented less than a 20% ownership of Wyan's equity and was recorded at cost. The Company was also to receive an additional equity interest in Wyan in exchange for technology to be transferred in connection with the development of several products.

  The Company did not transfer any technology and in March 1995, Wyan and the Company agreed to terminate the technology exchange. As a result of the Company's decision to discontinue financial and technical support to Wyan and Wyan's insufficient working capital, management wrote off its entire investment in Wyan and related accounts receivable of approximately $850 and $23, respectively.

  During 1994, the Company invested $70 in a joint venture for the purpose of manufacturing and distributing certain of its products in Asia. Included in product revenues is $365 from sales to this affiliate in 1995. In 1995, due to the joint venture's lack of working capital, the Company's investment in this venture of $70 and related accounts receivable of $306 were written off and charged to operations as a loss on investment in affiliate.

                          DIGITAL VIDEO SYSTEMS, INC.

  (AMOUNTS IN THOUSANDS, EXCEPT UNITS, SHARE, PER UNIT AND PER SHARE AMOUNTS)

NOTE 8--BUSINESS COMBINATION WITH RELATED PARTY

  In October 1996, the Company acquired ViComp Technology, Inc. ("ViComp"), a development stage company that designs integrated circuits for use in video CD players. Pursuant to the acquisition, the Company issued 491,253 shares of its Common Stock for all the outstanding ViComp capital stock and granted options to certain ViComp shareholders exercisable for 189,557 shares of the Company's Common Stock. The Company's Chairman and Chief Executive Officer ("Chairman") owned approximately 57% of the outstanding capital stock of ViComp at the time of its acquisition by the Company. Of the 281,520 shares of the Company's common stock to be received by the Chairman, 140,760 shares are subject to an escrow having substantially identical terms to the escrow agreement described in Note 6. These shares have not been included in the purchase price as they are subject to forfeiture in the event specified levels of pretax income or market price are not achieved. The remaining 140,760 shares issued to the Chairman are held in a separate performance escrow and may be released to this related party in the event that certain performance milestones are reached by July 1997. Since the shares are subject to forfeiture, they also have not been included in the purchase price. The transaction has been accounted for as a purchase and, accordingly, the initial purchase price and acquisition costs have been allocated to the identifiable assets and liabilities, including in-process research and development of $1,819 which was immediately expensed. Additional consideration paid upon the achievement of the performance milestones (equal to the fair market value of the 140,760 shares released from the performance escrow), if any, will be recorded as additional purchase price at such time.

NOTE 9--SEGMENT INFORMATION

  The Company operates in one business segment, which includes developing, producing and marketing digital video systems and sub-assemblies. The following table summarizes the Company's operations from its headquarters located in Santa Clara, California ("United States") and its foreign operations in Hong Kong and Taiwan ("Asia"):

                                                   YEAR ENDED MARCH 31, 1997
                                                  ------------------------------
                                                  UNITED
                                                  STATES    ASIA    CONSOLIDATED
                                                  -------  -------  ------------
   Revenue from unaffiliated customers........... $ 1,090  $12,881    $ 13,971
   Revenue from related parties and affiliates...     150       --         150
                                                  -------  -------    --------
   Total revenue................................. $ 1,240  $12,881    $ 14,121
                                                  =======  =======    ========
   Loss from operations.......................... $(9,583) $(2,623)   $(12,206)
                                                  =======  =======    ========
   Identifiable assets........................... $31,115  $ 6,958    $ 38,073
                                                  =======  =======    ========
                                                       THREE MONTHS ENDED
                                                         MARCH 31, 1996
                                                  ------------------------------
                                                  UNITED
                                                  STATES    ASIA    CONSOLIDATED
                                                  -------  -------  ------------
   Revenue from unaffiliated customers........... $   864  $   513    $  1,377
   Revenue from related parties and affiliates...      10       --          10
                                                  -------  -------    --------
   Total revenue................................. $   874  $   513    $  1,387
                                                  =======  =======    ========
   Loss from operations.......................... $  (534) $  (378)   $   (912)
                                                  =======  =======    ========

                          DIGITAL VIDEO SYSTEMS, INC.

  (AMOUNTS IN THOUSANDS, EXCEPT UNITS, SHARE, PER UNIT AND PER SHARE AMOUNTS)

NOTE 9--SEGMENT INFORMATION--(CONTINUED)

                                                  YEAR ENDED DECEMBER 31, 1995
                                                  ------------------------------
                                                  UNITED
                                                  STATES    ASIA    CONSOLIDATED
                                                  -------  -------  ------------
   Revenue from unaffiliated customers........... $   744  $ 1,287    $ 2,031
   Revenue from related parties and affiliates...   1,125      365      1,490
                                                  -------  -------    -------
   Total revenue................................. $ 1,869  $ 1,652    $ 3,521
                                                  =======  =======    =======
   Loss from operations.......................... $(1,449) $(1,705)   $(3,154)
                                                  =======  =======    =======
   Identifiable assets........................... $   719  $ 2,251    $ 2,970
                                                  =======  =======    =======

  Export sales, representing sales from the United States to customers in foreign countries, were approximately $867 and $857 of total United States revenue from unaffiliated customers and $150 and $10 from related parties and affiliates for the year ended March 31, 1997 and the three month period ended March 31, 1996, respectively. Export sales were approximately $674 of total United States revenue from unaffiliated customers and $1,125 from related parties and affiliates for the year ended December 31, 1995.

  During the year ended March 31, 1997, four customers accounted for 25%, 20%, 16% and 12% of total revenue, respectively.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

  The Company intends to file with the Securities and Exchange Commission a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders expected to be held in September 1997, which will involve the election of directors, within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-KSB. Information regarding directors and executive officers of the Company will be in the Proxy Statement and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

  Information regarding executive compensation will be in the Proxy Statement and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding security ownership of certain beneficial owners and management will be in the Proxy Statement and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relationships and related transactions will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

 EXHIBIT
 NUMBER  EXHIBIT DESCRIPTION
 ------- -------------------
  3.1    Amended and Restated Certificate of Incorporation of the Company.(1)
  3.2    Bylaws of the Company.(1)
  4.1    Specimen Common Stock Certificate.(3)
  4.2    Form of Warrant Agreement (the "Warrant Agreement") by and among the
         Company, American Stock Transfer & Trust Company and the Underwriter
         (including forms of Class A and Class B Warrant certificates).(3)
  4.3    Form of Underwriter's Unit Purchase Option (issued in connection with the Company's initial public offering).(1)
  4.4    Warrant Agreement.(1)
  4.5    Escrow Agreement dated as of April 23, 1996 among American Stock
         Transfer & Trust Company, the Company and Optionholders listed on
         Exhibit B thereto.(3)
  4.6    Form of Subscription Agreement from the Bridge Financing.(2)
  4.7    Escrow Agreement dated as of October 17, 1996 made by and between the
         Company and Dr. Edmund Y. Sun.(4)
  4.8    Escrow Agreement dated as of October 17, 1996 made by and among the
         Company, Dr. Edmund Sun and American Stock Transfer & Trust
         Company.(4)
  4.9    Escrow Agreement dated as of October 17, 1996 made by and among the
         Company, the shareholders named on the signature pages thereto and
         American Stock Transfer & Trust Company.(4)
  4.10   Form of Amendment to the Warrant Agreement.(4)
  4.11   Form of Underwriter's Unit Purchase Option.(4)
 10.1    1993 Amended and Restated Stock Option Plan.(2)

 EXHIBIT
 NUMBER  EXHIBIT DESCRIPTION
 ------- -------------------
 10.2    Employment Agreement as of March 1, 1996 between the Company and Dr.
         Edmund Sun.(2)
 10.3    Product Agreement made March 16, 1993 between Hyundai and the
         Company.(1)
 10.4    Technical Assistance and License Agreement made March 16, 1993 between
         Hyundai and the Company.(1)
 10.5    1995 Hyundai Technical Assistance and License Agreement.(1)
 10.6    Consulting Agreement made as of February 1, 1996 between the Company and Intermarkt.(1)
 10.7    Sublease Agreement, dated as of November 15, 1995, between the Company and McAfee Associates, Inc. (along with consent to sublease and master lease agreement).(1)
 10.8    House Leasing Agreements dated August 31, 1994 and September 6, 1994 for facility in Taiwan (translated).(1)
 10.9    Form of Indemnity Agreement with the Company's officers and directors.
         (1)
 10.10   Series A Preferred Stock Purchase Agreement made as of January 21,
         1994 between the Company and Hyundai.(1)
 10.11   Series B Preferred Stock Purchase Agreement made as of April 1995 between the Company and Hyundai.(1)
 10.12   Consulting and Employment Agreement between the Company and Robert B.
         Pfannkuch entered into as of March 15, 1996.(2)
 10.13   Agreement and Plan of Merger dated as of October 17, 1996 by and between the Company, ViComp Technology, Inc. and the shareholders of
         ViComp Technology, Inc.(4)
 10.14   Registration Rights Agreement dated as of October 17, 1996 by and between the Company and the shareholders of ViComp Technology, Inc.
         named therein.(4)
 10.15   1996 Stock Option Plan.(4)
 10.16   Consulting Agreement made as of September 27, 1996 between the Company and Sitrick and Company Inc.(4)
 10.17   Office Lease Agreement commencing on October 15, 1996 between the
         Company and Paulsen Office Park.(4)
 10.18   Lease, dated July 17, 1996, between the Company and Ken Yang Real
         Estate (Shanghai) Co. Ltd.(4)
 10.19   Letter dated April 10, 1997 from Robert B. Pfannkuch to the Company regarding resignation as an Officer.
 10.20   Employment Agreement between the Company and Thomas R. Parkinson entered into March 28, 1997.
 10.21   Settlement Agreement and General Release entered into January 30, 1997 between the Company and Janis P. Gemignani.
 11.1    Statement regarding computation of net loss per share.
 21      List of Subsidiaries
 27      Financial Data Schedule

--------
(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (Registration No. 333-2228), as filed with the Commission on March 8, 1996.

(2) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-2228) as filed with the Commission on April 23, 1996.

(3) Incorporated by reference from Amendment No. 2 to the Company's Registration Statement on Form SB-2 (Registration No. 333-2228), as filed with the Commission on May 8, 1996.

(4) Incorporated by reference from the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-15471), as filed with the Commission on November 4, 1996.

  (b) Reports on Form 8-K.

  The following reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report:

    (i) Report on Form 8-K dated January 7, 1997 (Items 5 and 7).

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIGITAL VIDEO SYSTEMS, INC.

June 26, 1997                             By /s/     Dr. Edmund Y. Sun
                                            -----------------------------------
                                                     Dr. Edmund Y. Sun
                                                  Chief Executive Officer

  In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                         CAPACITY                   DATE
             ---------                         --------                   ----
        /s/ Dr. Edmund Y. Sun        Chairman of the Board and       June 26, 1997
____________________________________ Chief Executive Officer
          Dr. Edmund Y. Sun          (Principal Executive
                                     Officer)

       /s/ Robert B. Pfannkuch       Director                        June 26, 1997
____________________________________
         Robert B. Pfannkuch

                                     Director                        June   , 1997
____________________________________
           Philip B. Smith

         /s/ Janis P. Gemignani      Director                        June 26, 1997
____________________________________
           Janis P. Gemignani

           /s/ Joseph F. Troy        Director                        June 26, 1997
____________________________________
             Joseph F. Troy

        /s/ Sanford Sigoloff         Director                        June 26, 1997
____________________________________
          Sanford Sigoloff
                                     Director                        June   , 1997
____________________________________
            Sung Hee Lee

          /s/ Tom Parkinson          President, Chief Operating      June 26, 1997
____________________________________ Officer and Principal
            Tom Parkinson            Financial Officer

           /s/ Seth Halio            Controller and Principal        June 26, 1997
____________________________________ Accounting Officer
             Seth Halio