Form 10KSB/A
period 1997-03-31
DIGITAL VIDEO SYSTEMS INC
filed 1997-07-29
CIK 1009395

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              -------------------

                                 FORM 10-KSB/A

                                AMENDMENT NO. 1
                                       TO
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1997
                                       or
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from _______________ to _______________.

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


Securities to be registered pursuant
to Section 12(b) of the Act:   NONE


Securities to be registered pursuant
to Section 12(g) of the Act:   COMMON STOCK
                               CLASS A WARRANTS
                               CLASS B WARRANTS
                               UNITS, EACH CONSISTING OF ONE SHARE OF COMMON
                               STOCK, ONE CLASS A WARRANT AND ONE CLASS B
                               WARRANT

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES X
                                                                         ---
NO
  ---

  Check mark indicates that disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

  The issuer's revenues for its most recent fiscal year were $14,121,000.

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 6, 1997 was approximately $34,145,000.

  There were 20,260,079 shares outstanding of registrant's common stock as of June 6, 1997.

  The following documents are incorporated by reference into this report:  None

================================================================================

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT OF THE COMPANY

     Set forth below is certain information with respect to the directors and executive officers of the Company as of the date of the filing of this report.

                                                                           DIRECTOR
          NAME               AGE   POSITION                                 SINCE
          ----               ---   --------                                --------
Edmund Y. Sun                 48   Chairman of the Board and                   1992
                                   Chief Executive Officer

Thomas R. Parkinson (1)       50   President and Chief Operating Officer         --

Robert B. Pfannkuch(2)        62   Director                                    1996

Janis P. Gemignani            49   Director                                    1985

Sung Hee Lee                  42   Director                                    1994

Sanford C. Sigoloff           66   Director                                    1996

Philip B. Smith               61   Director                                    1995

Joseph F. Troy                58   Director                                    1996

Seth Halio                    35   Controller and Secretary                      --

_______________

(1) Mr. Parkinson was appointed President and Chief Operating Officer of the Company, effective as of April 15, 1997
(2)  Mr. Pfannkuch resigned as President, effective as of April 14, 1997.

     EDMUND Y. SUN has served as the Company's Chairman of the Board and Chief Executive Officer since its inception in October 1992 and is the founder of the Company. Dr. Sun served as President of the Company from October 1992 to May 1996. Dr. Sun founded C-Cube Microsystems Inc. ("C-Cube"), a public company involved in the development of full-color still and motion picture compression technology, and was its Chief Executive Officer from March 1989 to September 1991, and Chairman of the Board from August 1988 until April 1993. Dr. Sun was also a founder, Vice President, and Chief Technical Officer of Weitek Corporation, a public company involved in high-speed three-dimensional shaded graphics systems and the use of high speed chips in various computer applications. Dr. Sun is a director of CSS Laboratories, Inc., a privately-held company involved in computer hardware. Dr. Sun has a Ph.D. in Applied Physics, and an M.S. in Electrical Engineering from the California Institute of Technology, and a B.S. in Electrophysics from the National Chiao-Tung University in Taiwan.

     THOMAS R. PARKINSON has served as the Company's President and Chief Operating Officer since April 15, 1997. In 1993, Mr. Parkinson served as a consultant for Shape, Inc., a manufacturer of home video entertainment and computer related companies and, from 1994 to April 1997 served as that company's President and Chief Executive Officer. In 1992, Mr. Parkinson founded Technology Vision, Inc., a provider of management services.

     ROBERT B. PFANNKUCH has served as a director of the Company since May 1996 and served as the President of the Company from May 1996 to April 1997. Since April 1997, Mr. Pfannkuch has served as President for Panasonic Disc Services Corporation. From March 1996 to May 1996 he served as a consultant to the Company. Mr. Pfannkuch has been the President of Telefuture Partners, a consulting firm, since January 1990. He was the Chairman and Chief Executive Officer of Rank Video Services America (formerly Bell & Howell/Columbia Pictures/Paramount Video Services) from 1981 to January 1990. From 1974 to 1981, he was the President of Bell & Howell Video Group and Vice President of Bell & Howell. Mr. Pfannkuch received a B.S. from the University of Connecticut.

     JANIS P. GEMIGNANI has been a director of the Company since August 1995 and served as the Chief Financial Officer, Vice President and Secretary of the Company from August 1995 until October 1996. Ms. Gemignani was a co-founder and from 1984 to August 1995, Chief Financial Officer of Vertical Software, Inc., a value-added reseller of computer hardware and software located in Houston, Texas. Ms. Gemignani earned her B.A. degree with honors from the University of West Florida. Ms. Gemignani is a Certified Public Accountant.

     SUNG HEE LEE has been a director of the Company since March 1994. Mr. Lee founded and has been the Director of the Multimedia Business Division of Hyundai Electronics Industries Co., Ltd. ("Hyundai") since March 1993. From May 1991 until March 1993, Mr. Lee served as a Senior Manager of the Marketing Department of Hyundai's Information Systems Business Sector. From January 1989 until May 1991, he served as a Senior Manager of Hyundai's Computer Export Department. He was also responsible for establishing the Hyundai Electronics America subsidiary in the United States. Mr. Lee is a member of the Board of Directors of Wanyan Electronics Co., Ltd., in China. He received his M.S. in Industrial Engineering from the Korea Advanced Institute of Science & Technology. Mr. Lee serves as the representative of Hyundai on the Company's Board of Directors.

     SANFORD C. SIGOLOFF has served as a director of the Company since June 1996. Mr. Sigoloff has been Chairman of the Board, President and Chief Executive Officer of Sigoloff & Associates, Inc. (a management consulting company) since 1989. He served as Chief Executive Officer of L.J. Hooker Corporation (a retail conglomerate) from August 1989 to June 1992. From March 1982 until 1988, Mr. Sigoloff served as Chairman of the Board, President and Chief Executive Officer of Wickes Companies, Inc. (a furniture retail chain). Mr. Sigoloff is a director of Sun America, Inc., Kaufman and Broad Home Corporation, ChatCom, Inc. and Movie Gallery, Inc. which are public companies. Mr. Sigoloff is an adjunct full professor at the John E. Anderson Graduate School of Management at the University of California at Los Angeles.

     PHILIP B. SMITH has served as a director of the Company since November 1995. Mr. Smith has been a Vice Chairman of the Board of Spencer Trask Securities Incorporated since 1991. He was formerly a Managing Director of Prudential Securities in their merchant banking division from 1985 to 1991. Mr. Smith is a founding General Partner of Lawrence Venture Associates, a venture capital limited partnership headquartered in New York City and was the General Partner from 1984 to 1985. From 1981 to 1984, he served as Executive Vice President and Group Executive of the international banking and worldwide corporations group at Irving Trust Company. Prior to joining Irving Trust Company, he was at Citibank for 15 years, where he founded Citicorp Venture Capital and was its President and Chief Executive Officer. Since 1988, Mr. Smith has also been the managing general partner of Private Equity Partnership, L.P. Mr. Smith is a director of Movie Gallery, Inc., DenAmerica Corp., ChatCom, Inc. and KLS Enviro Resources, Inc., all publicly-held companies. Mr. Smith is an adjunct professor at Columbia University Graduate School of Business. He holds a B.S.E. from Princeton University and an M.B.A. from Harvard University.

     JOSEPH F. TROY has served as a director of the Company since May 1996. Mr. Troy is the founder and has been a member of the law firm of Troy & Gould Professional Corporation since May 1970. He is a director of Movie Gallery, Inc., a publicly-held company. Mr. Troy holds a B.A. from Yale University and an LL.B. from Harvard University.

     SETH HALIO has served as Controller of the Company since February 1997 and Secretary of the Company since March 1997. From 1994 to 1997, Mr. Halio was employed at California Microwave, Inc., most recently as Director of Accounting and

Finance. From 1986 to 1994, Mr. Halio was employed at Ernst & Young, most recently as senior manager. Mr. Halio resigned from the Company, effective as of August 16, 1997.

     Directors serve until the next annual meeting or until their successors are elected or appointed. Officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among the officers or directors of the Company.

     Pursuant to the underwriting agreement entered into by the Company in connection with the initial public offering of the Company's securities in May 1996 (the "IPO"), the Company agreed for a period of five years commencing on May 9, 1996, if requested by the underwriter, D.H. Blair Investment Banking Corp. (the "Underwriter"), to nominate a designee of the Underwriter who is reasonably acceptable to the Company to the Company's Board of Directors. To date, the Underwriter has not designated a director.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and certain of its officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10% stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company and the representations made by the reporting persons to the Company, the Company believes that during the fiscal year ended March 31, 1997, its directors, officers and 10% stockholders complied with all filing requirements under Section 16(a) of the Exchange Act, with the exception of the following: Mr. Sun filed a late Form 5 to report the acquisition of shares in connection with the acquisition by the Company (the "ViComp Acquisition") of all of the outstanding capital stock of ViComp Technology, Inc. ("ViComp"), which he failed to report on a Form 4. Mr. Sigoloff filed a late Form 5 to report the receipt of options to purchase 136,608 shares of Common Stock, which he failed to report on a Form 4. Mr. Pfannkuch filed a late Form 5 to report the cancellation of options to purchase 400,000 shares of Common Stock, which he failed to report on a Form 4. Mr. Halio filed a late Form 3 to report the receipt of options to purchase 50,000 shares of Common Stock.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth the compensation for the fiscal year ended March 31, 1997, the twelve months ended March, 31, 1996 and the fiscal year ended December 31, 1995 paid by the Company to its Chief Executive Officer and the other executive officer of the Company who earned in excess of $100,000 (collectively, the "Named Executive Officers") based on salary and bonus for the fiscal year ended March 31, 1997:

                                                                                          Long-Term
                                                                                         Compensation
                                        ANNUAL COMPENSATION(1)                              Awards
                                   --------------------------------                    ---------------
                                                                           Other          Securities
           Name and                    Fiscal Year                         Annual         Underlying
      Principal Position                 Ended(2)         Salary($)     Compensation      Options (#)
-------------------------------    --------------------   ---------   ---------------  ---------------

Dr. Edmund Y. Sun(3)              March 31, 1997         $159,751    $       --          $         --
 Chairman of the Board            March 31, 1996          131,709            --                    --
 and Chief Executive Officer      December 31, 1995       125,485            --                    --

Robert Pfannkuch,                 March 31, 1997          128,652         $10,000(5)        750,000(6)
President(4)                      March 31, 1996               --            __                    --
                                  December 31, 1995            --            --                    --

___________

(1) The compensation described in this table does not include medical insurance, retirement benefits and other benefits received by the foregoing executive officers which are available generally to all employees of the Company and certain perquisites and other personal benefits received by the foregoing executive officers of the Company, the value of which did not exceed the lesser of $50,000 or 10% of the executive officer's cash compensation in the table.
(2) In June 1996, the Company changed its fiscal year end from December 31 to March 31. The compensation reported for Dr. Sun for the twelve months ended March 31, 1996 includes a portion ($98,782) of the amount reported for the year ended December 31, 1995.
(3) Dr. Sun also served as President of the Company during the fiscal year ended December 31, 1995 and through May 1996.
(4) Mr. Pfannkuch resigned as President of the Company effective April 14, 1997. Mr. Pfannkuch continues to serve as a director of the Company.
(5) Represents payments made to Mr. Pfannkuch as a consultant prior to his employment by the Company as President.
(6)  Includes 400,000 options which were cancelled as of March 26, 1997.

     The following table provides information on stock options granted in the fiscal year ended March 31, 1997:

              OPTIONS GRANTED IN FISCAL YEAR ENDED MARCH 31, 1997

                                                        INDIVIDUAL GRANTS
                         -------------------------------------------------------------------------------
                              NUMBER OF          PERCENTAGE OF TOTAL
                              SECURITIES          OPTIONS GRANTED TO
                           UNDERLYING OPTIONS       EMPLOYEES IN        EXERCISE OR BASE     EXPIRATION
NAME                           GRANTED              FISCAL YEAR         PRICE (PER SHARE)       DATE
----------------------   ---------------------   --------------------   -----------------   ------------
Dr. Edmund Y. Sun                 --                      --                   --                --
Robert B. Pfannkuch              400,000(1)             20.7%                 $3.50             (1)
                                 187,500(2)              9.7%                 $3.50          May 8, 2001
                                 162,500(2)              8.4%                 $3.50          May 8, 2001

____________________
(1)  All of such options were canceled effective as of March 26, 1997.
(2) Such options vest and become exercisable on a pro rata basis over 48 months for each full month of completed service by Mr. Pfannkuch as a director of the Company after May 8, 1997. 125,000 and 108,333 of such options, respectively have been deposited in escrow pursuant to an Escrow Agreement between the Company, American Stock Transfer and Trust Company and certain of the Company's stockholders and optionholders. Such options (as well as the shares of Common Stock issuable upon exercise of such options) are subject to forfeiture and cancellation unless and until certain minimum pre-tax income or stock price levels for the Company are met. See "Security Ownership of Certain Beneficial Owners and Management - Escrow Securities."


DIRECTOR COMPENSATION

     Directors (other than directors who are employees of the Company and who receive no compensation for serving on the Board of Directors) receive $15,000 per year as compensation for serving on the Board of Directors and are also entitled to participate in the Company's stock option plans and from time to time to receive grants of options thereunder to purchase shares of the Company's Common Stock. During the fiscal year ended March 31, 1997, the following option grants were made pursuant to the Company's 1993 Amended and Restated Stock Option Plan (the "1993 Stock Option Plan"): Joseph F. Troy: options to purchase 136,608 shares of Common Stock at $3.50 per share; Robert B. Pfannkuch; options to purchase 750,000 shares of Common Stock at $3.50 per share, pursuant to Mr. Pfannkuch's Consulting and Employment Agreement (of which 400,000 options were subsequently cancelled); Sanford C. Sigoloff: options to purchase 136,608 shares of Common Stock at $7.25 per share.

EMPLOYMENT AND CONSULTING AGREEMENTS

     The Company entered into an employment agreement (the "Sun Employment Agreement") with Dr. Sun, the Company's founder, Chairman of the Board and Chief Executive Officer, in March 1996. The term of the Sun Employment Agreement commenced in May 1996 and will expire on March 31, 2001; provided, however, that
                                                         --------  -------
the Sun Employment Agreement can be terminated by either party after March 31, 1999, if all of the Escrow Securities (as defined herein) have been released. The Sun Employment Agreement provides that in consideration for Dr. Sun's services, he is to be paid a salary of $160,000 during the first year of the agreement. In addition, he will receive increases in salary and bonuses as deemed appropriate by the Board of Directors.

     The Company entered into a two-year employment agreement dated as of March 28, 1997 with Thomas R. Parkinson, pursuant to which Mr. Parkinson became the President and Chief Operating Officer of the Company commencing on April 15, 1997. In connection with entering into such agreement, Mr. Parkinson received five-year options to purchase 400,000 shares of Common Stock at $3.75 per share under the Company's 1993 Stock Option Plan, of which options to purchase 266,667 shares are Escrow Securities. See "Security Ownership of Certain Beneficial Owners and Management--Escrow Securities." One-fourth of such options were to vest and become exercisable after Mr. Parkinson has served as the President of the Company for one year, and the balance will vest at a monthly rate of 2.083% over the following 36 months, subject to acceleration of this vesting schedule
or forfeiture of these options under certain circumstances.   In addition, Mr.
Parkinson received five-year options to purchase 500,000 shares of Common Stock at $3.75 per share under the Company's 1996 Stock Option Plan. Such options vest at a monthly rate of 2.083% over a four-year period commencing on April 30, 1997, subject to acceleration of this vesting schedule or forfeiture of these options under certain circumstances. Mr. Parkinson receives an annual salary of $280,000 and will be eligible for an annual performance bonus ranging from $120,000 to $200,000. Mr. Parkinson's salary and bonus shall be mutually agreed to by Mr. Parkinson and the Board after the first year. Mr. Parkinson's employment as President and Chief Operating Officer is renewable at the end of the initial two-year term by mutual agreement of the parties.

     The Company entered into a Consulting and Employment Agreement dated as of March 15, 1996 with Robert B. Pfannkuch, pursuant to which Mr. Pfannkuch became a director and the President of the Company in May 1996. Upon entering into such agreement, Mr. Pfannkuch received five-year options to purchase 750,000 shares of Common Stock at $3.50 per share, of which options to purchase 500,000 shares were designated as Escrow Securities. See "Security Ownership of Certain Beneficial Owners and Management--Escrow Securities." One-fourth of such options were to vest and become exercisable after Mr. Pfannkuch had been the President of the Company for one year, and the balance were to vest and become exercisable at the rate of 11,719 per month, subject to acceleration of this vesting schedule or forfeiture of these options under certain circumstances.
Mr. Pfannkuch received an annual salary of $150,000 as President of the Company, and his employment as President was renewable on a yearly basis by mutual agreement of the parties. Mr. Pfannkuch terminated his employment as President in April 1997 but continues to serve as a director of the Company. In connection with his termination as President, Mr. Pfannkuch and the Company agreed that his options to purchase 187,500 shares of Common Stock would vest on May 8, 1997 (provided he continued to serve as a director of the Company through that date), his options to purchase 162,500 shares of Common Stock will vest on a pro rata basis over 48 months for each full month of completed service by Mr. Pfannkuch as a director of the Company after May 8, 1997 and his options to purchase 400,000 shares of Common Stock would be cancelled. 233,333 of the foregoing options which were not cancelled are Escrow Securities.

STOCK OPTION PLANS

     In October 1993, the Board of Directors approved the Company's 1993 Stock Option Plan, which plan was subsequently approved by the Company's stockholders in March 1994. In April 1996, the Board of Directors and the stockholders of the Company approved the 1993 Amended and Restated Stock Option Plan, which effected certain amendments to the 1993 Stock Option Plan. The 1993 Stock Option Plan provides for the grant of options to officers, directors, other key employees and consultants of the Company to purchase up to an aggregate of 3,762,532 shares of Common Stock. The 1993 Stock Option Plan is administered by the Board of Directors or a committee of the Board and is currently administered by the Board of Directors, which has complete discretion to select the optionees and to establish the terms and conditions of each option, subject to the provisions of the 1993 Stock Option Plan. Notwithstanding the foregoing, grants of options to named executive officers may be made only by a committee of directors who qualify as "outside directors" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Options granted under the 1993 Stock Option Plan may be "incentive stock options" as defined in Section 422 of the Code, or nonqualified options, and will be designated as such.

     The exercise price of incentive stock options may not be less than 100% of the fair market value of the Company's Common Stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). The Code currently limits to $100,000 the aggregate value of Common Stock that may be acquired in any one year pursuant to incentive stock options under the 1993 Stock Option Plan or any other option plan adopted by the Company. Nonqualified options may be granted under the 1993 Stock Option Plan at an exercise price less than the fair market value of the Common Stock on the date of grant. Nonqualified options also may be granted without regard to any restriction on the amount of Common Stock that may be acquired pursuant to such options in any one year.

     In general, upon termination of employment of an optionee, all options granted to such person which were not exercisable on the date of such termination would immediately terminate, and any options that are exercisable would terminate 90 days (six months in the case of termination by reason of death or disability) following termination of employment.

     Options may not be exercised more than ten years after the grant (five years after the grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). Options granted under the 1993 Stock Option Plan are not transferable and may be exercised only by the respective grantees during their lifetime or by their heirs, executors or administrators in the event of death. Under the 1993 Stock Option Plan, shares subject to cancelled or terminated options are reserved for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends. The 1993 Stock Option Plan is effective for ten years, unless sooner terminated or suspended.

     During the fiscal year ended March 31, 1997, options to purchase 1,934,216 shares of Common Stock were granted under the 1993 Stock Option Plan."

     In September 1996, the Company's Board of Directors approved the Company's 1996 Stock Option Plan, which is subject to stockholder approval. The purpose of the 1996 Stock Option Plan is to enable the Company to attract and retain top-quality employees, officers, directors and consultants and to provide such employees, officers, directors and consultants with an incentive to enhance stockholder return. The 1996 Stock Option Plan will be effective on the first day immediately following the date on which the 1996 Stock Option Plan is approved by the stockholders.

     The 1996 Stock Option Plan provides for the grant of options to officers, directors, other key employees and consultants of the Company to purchase up to an aggregate of 1,000,000 shares of Common Stock. The 1996 Stock Option Plan is administered by the Board of Directors or a committee of the Board, and is currently administered by the Board of Directors, which has complete discretion to select the optionees and to establish the terms and conditions of each option, subject to the provisions of the 1996 Stock Option Plan.
Notwithstanding the foregoing, grants of options to executive officers may be made only by a committee of directors who qualify as "outside directors" within the meaning of Section 162(m) of the Code. Options granted under the 1996 Stock Option Plan may be "incentive stock options" as defined in Section 422 of the Code, or nonqualified options, and will be designated as such.

     The exercise price of incentive stock options may not be less than 100% of the fair market value of the Company's Common Stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). The Code currently limits to $100,000 the aggregate value of Common Stock that may be acquired in any one year pursuant to incentive stock options under the 1996 Stock Option Plan or any other option plan adopted by the Company. Nonqualified options may be granted under the 1996 Stock Option Plan at an exercise price less than the fair market value of the Common Stock on the date of grant. Nonqualified options also may be granted without regard to any restriction on the amount of Common Stock that may be acquired pursuant to such options in any one year.

     In general, upon termination of employment of an optionee, all options granted to such person which were not exercisable on the date of such termination would immediately terminate, and any options that are exercisable would terminate 90 days (six months in the case of termination by reason of death or disability) following termination of employment.

     Options may not be exercised more than ten years after the grant (five years after the grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). Options granted under the 1996 Stock Option Plan are not transferable and may be exercised only by the respective grantees during their lifetime or by their heirs, executors or administrators in the event of death. Under the 1996 Stock Option Plan, shares subject to cancelled or terminated options are reserved for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends. The 1996 Stock Option Plan is effective for ten years, unless sooner terminated or suspended. The 1996 Stock Option Plan provides that options covering no more than 500,000 shares of Common Stock may be granted to any one employee in any twelve month period.

     During the fiscal year ended March 31, 1997, options to purchase 689,557 shares of Common Stock were granted under the 1996 Stock Option Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of July 28, 1997, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.


                                                    Amount and
                                                    Nature of
                                                    Beneficial     Percent of
              Name and Address(1)                  Ownership(2)     Ownership
-----------------------------------------------   --------------   -----------
Edmund Y. Sun..................................    7,822,418(3)          39.5%
Thomas R. Parkinson............................       62,500(4)
Robert B. Pfannkuch............................      201,042(5)             *
Janis Gemignani................................      134,238(6)
Sung Hee Lee...................................            0(7)             *
Philip B. Smith................................       68,304(8)             *
Sanford Sigoloff...............................       45,536(9)             *
Joseph F. Troy.................................       51,228(10)            *
Seth Halio.....................................            0(11)            *
Hyundai Electronics Industries Company, Ltd....    3,896,999(12)         19.6
 10th Floor, Boram Building
 705-19, Yeeksam-dong
 Kongnam-Ku, Seoul, Korea
All executive officers and directors
 as a group (9 persons)........................    8,385,266             40.2

____________________

*    Less than one percent.
(1) Except as otherwise indicated, the address of each principal stockholder is c/o the Company at 2710 Walsh Avenue, Santa Clara, California 95051.
(2) Includes the Escrow Securities of such individual or entity. See "-- Escrow Securities." Nature of beneficial ownership of securities is direct and arises from sole voting power and sole investment power, subject to community property laws where applicable. Shares underlying options to purchase Common Stock exercisable within 60 days are deemed to be outstanding for purposes of calculating the number of shares owned by the holders of such options.
(3) Includes 281,520 shares of Common Stock acquired by Dr. Sun in the ViComp Acquisition, all of which have been deposited in escrow and are subject to cancellation in certain circumstances. Also includes 280,334 shares owned by Dr. Sun's sons and 21,564 shares owned by Dr. Sun's sister.
(4) Represents options to purchase 62,500 shares of Common Stock. Excludes options to purchase 837,500 shares of Common Stock which are not exercisable within 60 days.
(5) Represents options to purchase 201,042 shares of Common Stock. Excludes options to purchase 148,958 shares of Common Stock which are not exercisable within 60 days.
(6) Represents options to purchase 134,238 shares of Common Stock. Excludes options to purchase 104,408 shares of Common Stock which are not exercisable within 60 days. The address for Janis Gemignani is 373 River Oak Circle, Suite 1803, San Jose, California 95134.
(7) Although Mr. Lee serves as Hyundai's representative on the Company's Board of Directors, he does not have any right to vote or dispose of the shares owned by Hyundai.

(8) Represents options to purchase 68,304 shares of Common Stock. Excludes options to purchase 68,304 shares of Common Stock which are not exercisable within 60 days.
(9) Represents options to purchase 45,536 shares of Common Stock. Excludes options to purchase 91,072 shares of Common Stock which are not exercisable within 60 days.
(10) Represents options to purchase 51,228 shares of Common Stock. Excludes options to purchase 85,380 shares of Common Stock which are not exercisable within 60 days.
(11) Excludes options to purchase 50,000 shares of Common Stock which are not exercisable within 60 days.
(12) Mong Hun Chung is the Chairman and largest individual shareholder of Hyundai and may be considered a beneficial owner of such shares.

ESCROW SECURITIES

     In connection with the IPO and through March 31, 1997, the holders of the Company's Common Stock and options to purchase Common Stock placed 8,086,321 shares (the "Escrow Shares") and options to purchase 1,985,656 shares (the "Escrow Options") and the Company has placed as of this date options issuable under the 1993 Stock Option Plan to purchase 28,023 shares of Common Stock (together with the Escrow Options and the Escrow Shares, the "Escrow Securities") into escrow pursuant to an escrow agreement (the "Escrow Agreement") with American Stock Transfer & Trust Company, as escrow agent. The Escrow Securi ties are not assignable or transferable; however, the Escrow Shares may be voted. Holders of any options in escrow may exercise their options prior to their release from escrow; however, the shares issuable upon any such exercise will continue to be held in escrow as Escrow Shares pursuant to the Escrow Agreement.

     All or a portion of the Escrow Securities may be released from escrow based on the Company's Minimum Pretax Income amounts (as defined and set forth below) or the trading price of the Company's Common Stock. The Minimum Pretax Income amounts (i) shall be calculated exclusively of any extraordinary earnings, including, but not limited to, any charge to income resulting from the release of the Escrow Securities; and (ii) shall be increased from the amounts established at the time of the IPO proportionately, with certain limitations, in the event additional shares of Common Stock or securities convertible into, exchangeable for or exercisable into Common Stock are issued after the IPO. The Minimum Pretax Income amounts as originally established at the time of the IPO are described below.

     Of the Escrow Securities, one-half (representing 5,050,000 shares of issued or issuable shares of Common Stock) will be released from escrow, on a pro rata basis, if, and only if, one or more of the following conditions are met (none of such conditions having been met to date):

     (i) the Company's net income before provision for income taxes and exclusive of any extraordinary earnings as audited and determined by the Company's independent public accountants (the "Minimum Pretax Income") amounts to at least $10.0 million for the fiscal year ended March 31, 1997.

     (ii) the Minimum Pretax Income amounts to at least $15.0 million for the fiscal year ending March 31, 1998;

     (iii) the Minimum Pretax Income amounts to at least $23.0 million for the fiscal year ending March 31, 1999;

     (iv) the Minimum Pretax Income amounts to at least $31.0 million for the fiscal year ending March 31, 2000;

     (v) the Minimum Pretax Income amounts to at least $39.0 million for the fiscal year ending March 31, 2001;

     (vi) commencing on May 9, 1996 and ending 18 months thereafter, the bid price of the Company's Common Stock averages in excess of $24.00 per share (subject to adjustment in the event of any reverse stock splits or other similar events) for 60 consecutive business days;

     (vii) commencing November 9, 1997 and ending 36 months thereafter, the bid price of the Company's Common Stock averages in excess of $48.00 per share (subject to adjustment in the event of any reverse stock splits or other similar events) for 90 consecutive business days; or

     (viii) during the periods specified in (vi) or (vii) above, the Company is acquired by or merged into another entity in a transaction in which the value of the per share consideration received by the stockholders of the Company on the date of such transaction or at any time during the applicable period set forth in (vi) or (vii), respectively, equals or exceeds the applicable levels set forth in (vi) or (vii), respectively.

     The remaining Escrow Securities (representing 5,050,000 shares of issued or issuable shares of Common Stock) will be released from escrow, on a pro rata basis, if, and only if, one or more of the following conditions is met (none of such conditions having been met to date):

     (i) the Minimum Pretax Income amounts to at least $15.0 million for the fiscal year ended March 31, 1997;

     (ii) the Minimum Pretax Income amounts to at least $21.0 million for the fiscal year ending March 31, 1998;

     (iii) the Minimum Pretax Income amounts to at least $32.0 million for the fiscal year ending March 31, 1999;

     (iv) the Minimum Pretax Income amounts to at least $42.0 million for the fiscal year ending March 31, 2000;

     (v) the Minimum Pretax Income amounts to at least $53.0 million for the fiscal year ending March 31, 2001;

     (vi) commencing on May 9, 1996 and ending 18 months thereafter, the bid price of the Company's Common Stock averages in excess of $48.00 per share (subject to adjustment in the event of any reverse stock splits or other similar events) for 60 consecutive business days;

     (vii) commencing November 9, 1997 and ending 36 months thereafter, the bid price of the Company's Common Stock averages in excess of $96.00 per share (subject to adjustment in the event of any reverse stock splits or other similar events) for 90 consecutive business days; or

     (viii) during the periods specified in (vi) or (vii) above, the Company is acquired by or merged into another entity in a transaction in which the value of the per share consideration received by the stockholders of the Company on the date of such transaction or at any time during the applicable period set forth in (vi) or (vii), respectively, equals or exceeds the applicable levels set forth in (vi) or (vii), respectively.

     The bid price amounts set forth above are subject to adjustment in the event of any stock splits, reverse stock splits or other similar events.

     Holders of Escrow Securities have agreed not to sell, transfer, hypothecate, negotiate, pledge, assign, encumber or otherwise dispose of any or all of the Escrow Securities unless and until (A) the Company shall have given notice that the conditions for the release of the Escrow Securities set forth in Paragraphs (a) and (b) above are met, or (B) such disposition is (i) proposed in connection with an agreement by which the

Company is to be acquired by or merged into another entity in which the consideration paid by the acquiror per share of the Company's stock is no less than 80% of the minimum consideration required by Paragraphs (a)(vi) and (vii) above as to a disposition of up to 50% of the Escrow Securities or by Paragraphs
(b)(vi) and (vii) above as to a disposition of up to 100% of the Escrow Securities and (ii) approved by at least 80% of the votes cast, in person or by proxy, by holders of the Common Stock eligible to vote on such matter excluding the shares held by the holders of the Escrow Securities, provided that the holders of at least 50% of the Common Stock (excluding the shares held by the holders of the Escrow Securities) actually vote on such matter, in person or by proxy, or are present, in person or by proxy, at the meeting at which the vote takes place. If the Company is acquired by or merges into another company that thereafter owns all of the outstanding stock of the Company except for the Escrow Securities, at any time from and after the consummation of the merger or acquisition, holders of Escrow Securities desiring to dispose of their Escrow Securities will be permitted to do so if the acquiror gives notice as to conditions being met in Paragraphs (a) and (b) above or consents in writing to the disposition, but no vote or consent of the former stockholders of the Company will be required.

     Any money, securities, rights or property distributed in respect of the Escrow Securities, including any property distributed as dividends or pursuant to any stock split, merger, recapitalization, dissolution, or total or partial liquidation of the Company, shall be held in escrow until release of the Escrow Securities. If none of the applicable Minimum Pretax Income or bid price levels set forth above have been met by July 15, 2001, the Escrow Securities, as well as any dividends or other distributions made with respect thereto, will be cancelled and contributed to the capital of the Company. The Company expects that the release of the Escrow Securities to officers, directors, employees and consultants of the Company will be deemed compensatory and, accordingly, will result in a substantial charge to reportable earnings, which would equal the fair market value of such shares on the date of release. Such charge could substantially increase the loss or reduce or eliminate the Company's net income for financial reporting purposes for the period or periods during which such shares are, or become probable of being, released from escrow. Although the amount of compensation expense recognized by the Company will not affect the Company's total shareholders' equity, it may have a negative effect on the market price of the Company's securities.

     The Minimum Pretax Income and bid price levels set forth above were determined by negotiation between the Company and the Underwriter of the IPO prior to the IPO and should not be construed to imply or predict any future earnings by the Company or any increase in the market price of its securities.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 1996, the Company acquired all of the outstanding capital stock of ViComp Technology, Inc. ("ViComp") for 491,253 shares (the "Acquisition Shares") of the Company's Common Stock (the "ViComp Acquisition"). Dr. Edmund
Y. Sun, the Company's Chairman of the Board and Chief Executive Officer, was a co-founder of ViComp and owned 57.3% of the outstanding capital stock of ViComp (for which he had paid a total of $1,000,000 in September 1995 and January 1996) at the time of the ViComp Acquisition. The Company issued to Dr. Sun 281,520 shares of the Company's Common Stock for his ViComp capital stock in the ViComp Acquisition (57.3% of the total 491,253 shares of Common Stock issued in the ViComp Acquisition).

     All of the Acquisition Shares issued to Dr. Sun and 10% of the Acquisition Shares issued to the other former ViComp stockholders have been deposited in escrow, are subject to forfeiture and cancellation under certain circumstances and may not be publicly resold until released from escrow. Dr. Sun and the other holders of the Acquisition Shares were granted certain demand and piggyback registration rights under a registration rights agreement pursuant to the terms of the ViComp Acquisition, with Dr. Sun and such other holders exercising their demand registration rights in May 1997 and the Company filing a registration statement covering all of the shares issued in the ViComp Acquisition with the Securities and Exchange Commission in July 1997.

     The ViComp Acquisition was unanimously approved by the disinterested members of the Company's Board of Directors, and the Company's Board of Directors was advised by Sutter Securities Incorporated that the ViComp Acquisition is fair from a financial point of view to the Company's stockholders other than Dr. Sun.

     The Company purchased approximately $7,178,703 and $809,000 of inventory from C-Cube during the fiscal year ended March 31, 1997 and the year ended December 31, 1995, respectively. Dr. Sun is the founder and was a significant shareholder of C-Cube.

     In February 1995, the Company borrowed $500,000 from Dr. Sun. The loan was secured by the assets of the Company and bore interest at the prime rate plus 1% per annum. In October 1995, the Company amended the terms of the loan to allow for additional borrowings of $1,500,000 at the same interest rate. In December 1995, Dr. Sun converted the $2,000,000 of principal plus approximately $57,000 of accrued interest into 1,335,949 shares of Series B Preferred Stock of the Company at $1.54 per share. These shares were converted into 1,335,949 shares of Common Stock upon the closing of the IPO in May 1996.

     Hyundai purchased 3,247,473 shares of the Company's Series A Preferred Stock for approximately $5,000,000 and 649,526 shares of the Company's Series B Preferred Stock for approximately $1,000,000 from the Company in January 1994 and April 1995, respectively. In connection with such purchases, Hyundai was given the right to designate a director, a right of first refusal relating to sales of the Company's securities and certain registration rights. Such right of first refusal terminated in connection with the IPO and Hyundai waived its registration rights for 13 months following the closing of the IPO in May 1996. Hyundai's Series A Preferred Stock and the Series B Preferred Stock were converted into 3,896,999 shares of Common Stock upon the closing of the IPO in May 1996.

     In 1993, Hyundai and the Company entered into agreements relating to the Company's development of a consumer karaoke player, a karaoke jukebox, encoding machines and a karaoke network system. These agreements were subsequently amended in 1994 in connection with the Company and Hyundai agreeing to a manufacturing relationship for karaoke jukebox players. The Company and Hyundai subsequently entered into the 1995 Hyundai Technical Assistance and License Agreement which subsumed part of the agreements entered into in 1993 and obligated the Company to develop MPEG-2 compressor products.

     In March 1996, the Company entered into an employment agreement with Dr. Sun and a consulting and employment agreement with Mr. Pfannkuch. See "Executive Compensation--Employment and Consulting Agreements."

     In October 1996, the Company removed Janis Gemignani as the Company's Vice President, Secretary and Chief Financial Officer. Pursuant to a Settlement Agreement and General Releases between Ms. Gemignani and the Company, the Company agreed, in connection with the settlement of certain actions brought by Ms. Gemignani in connection with her removal, to retain Ms. Gemignani as a consultant for a period of twelve months commencing February 4, 1997, at a fee of $15,000 per month.

     Mr. Troy is a member of Troy & Gould Professional Corporation, a law firm which was retained by the Company during the fiscal year ended March 31, 1997, and has been retained to provide services for the current fiscal year.

     Mr. Smith provided consulting services to the Company during the fiscal year ended March 31, 1997, pursuant to which he received fees of $6,000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DIGITAL VIDEO SYSTEMS, INC.



Date:  July 29, 1997               By:/s/ Dr. Edmund Y. Sun
                                      ----------------------------
                                      Dr. Edmund Y. Sun
                                      Chief Executive Officer