Form 10QSB
period 1997-06-30
DIGITAL VIDEO SYSTEMS INC
filed 1997-08-14
CIK 1009395

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

  [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934  For the Period Ended  June 30, 1997

                         or

  [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the Period

  Commission file number 0-28472

                          DIGITAL VIDEO SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                        77-0333728
   ------------------------------                        ------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                          Identification No.)


         2710 Walsh Ave. 2nd Fl.
            Santa Clara, CA                                  95051
      -----------------------------                         --------
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act f 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes   X    No
                                                  -------    --

             Class                       Outstanding at July 31, 1997
  --------------------------------      --------------------------------
  (Common Stock, $.0001 Par Value)                 20,276,852

                          DIGITAL VIDEO SYSTEMS, INC.
                                     INDEX

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets- June 30, 1997 and March 31, 1997

         Condensed consolidated statements of operations- Three months ended June 30, 1997 and 1996

         Condensed consolidated statements of cash flows-Three months ended June 30, 1997 and 1996

         Notes to condensed consolidated financial statements- June 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

Item 1.  Legal Proceedings
         None
Item 2.  Changes in Securities
         Not Applicable
Item 3.  Defaults upon Senior Securities
         Not Applicable
Item 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable
Item 5.  Other Information
         Not Applicable
Item 6.  Exhibits and Reports on Form 8-K
(a) The following exhibits are filed herewith or incorporated by reference:

         Exhibit 11.1  Statement Regarding the Computation of Per Share Loss
         Exhibit 27    Financial Data Schedule

(b) Reports on Form 8-K:

         None.

                          DIGITAL VIDEO SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                             (UNAUDITED-SEE NOTE A)

                                                         JUNE 30,    MARCH 31,
                                                           1997         1997
                                                         ---------   ----------
     ASSETS
Current assets:
 Cash and cash equivalents                               $ 25,724     $ 32,221
 Short-term investments                                     1,189            -
 Accounts receivable, net                                   3,655        2,875
 Inventories                                                2,024        1,016
 Prepaid expenses and other current assets                  1,040          485
                                                         --------     --------
    Total current assets                                   33,632       36,597
                                                         --------     --------

Property and equipment, net                                 1,357        1,420
Other assets                                                   88           56
                                                         --------     --------
                                                         $ 35,077     $ 38,073
                                                         ========     ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                        $  2,068     $  3,044
 Accrued liabilities                                          841          854
                                                         --------     --------
    Total current liabilities                               2,909        3,898

Stockholders' equity:
Common stock                                                    2            2
Additional paid-in capital                                 54,631       54,628
Accumulated deficit                                       (22,292)     (20,297)
Cumulative foreign currency translation adjustments           (90)         (72)
Deferred compensation                                         (83)         (86)
                                                         --------     --------
   Total stockholders' equity                              32,168       34,175
                                                         --------     --------
                                                         $ 35,077     $ 38,073
                                                         ========     ========

Note A-The balance sheet at March 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes

                          DIGITAL VIDEO SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS
                                                     ENDED JUNE 30,
                                                  ---------------------
                                                    1997        1996
                                                  ---------   ---------
Revenue:
    Product revenue                                $ 3,683     $   722
    Development and services revenue                     -         150
    Component revenue                                1,705         774
                                                   -------     -------
        Total revenue                                5,388       1,646

Cost of product revenue                              3,415         766
Cost of development and services revenue                 -         235
Cost of component revenue                            1,671         798
                                                   -------     -------
Gross margin                                           302        (153)

Operating expenses:
       Research and development                        904         338
       Sales and marketing                             585         340
       General and administrative                    1,258         510
                                                   -------     -------
        Total operating expenses                     2,747       1,188
                                                   -------     -------
        Loss from operations                        (2,445)     (1,341)

Other income (expense), net                            450        (197)
                                                   -------     -------
Loss before extraordinary item                      (1,995)     (1,538)

Extraordinary item - loss from early
  extinguishment of  bridge notes                        -      (1,264)
                                                   -------     -------

Net loss                                           $(1,995)    $(2,802)
                                                   =======     =======
Net loss before extraordinary item per share        $(0.17)     $(0.20)
                                                   =======     =======
Net loss per share                                  $(0.17)     $(0.37)
                                                   =======     =======
Shares used in the calculation
  of net loss per share                             11,893       7,602
                                                   =======     =======

See accompanying notes

                          DIGITAL VIDEO SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS
                                                             ENDED JUNE 30,
                                                          ---------------------
                                                            1997        1996
                                                          ---------   ---------
OPERATING ACTIVITIES
Net loss                                                   $(1,995)    $(2,802)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                              182          64
    Deferred financing charges and accretion
      related to bridge notes                                    -       1,491
Changes in operating assets and liabilities:
    Accounts receivable                                       (780)       (395)
    Inventories                                             (1,008)       (522)
    Prepaid expenses and other current assets                 (555)        569
    Accounts payable                                          (976)        159
    Accrued liabilities                                        (13)       (207)
                                                           -------     -------
Net cash used in operating activities                       (5,145)     (1,643)

INVESTING ACTIVITIES
Acquisition of property and equipment                         (116)        (31)
Purchase of short-term investments                          (1,189)          -
Other investing activities                                     (50)          -
                                                           -------     -------
Net cash used in investing activities                       (1,355)        (31)

FINANCING ACTIVITIES
Net proceeds from initial public offering of Units               -      20,714
Repayment of bridge notes                                        -      (7,000)
Proceeds from exercise of stock options                          3           1
                                                           -------     -------
Net cash provided by financing activities                        3      13,715
                                                           -------     -------

Net increase (decrease) in cash and cash equivalents        (6,497)     12,041
Cash and cash equivalents at beginning of period            32,221       4,659
                                                           -------     -------
Cash and cash equivalents at end of period                 $25,724     $16,700
                                                           =======     =======
Supplemental disclosure of cash flow information:
         Interest paid                                     $     -     $   173
See accompanying notes

                          DIGITAL VIDEO SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (AMOUNTS IN THOUSANDS, EXCEPT UNITS, SHARE, PER UNIT AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


Note 1-Basis of Presentation

Digital Video Systems, Inc. (the "Company") develops, manufactures and markets digital video compression and decompression hardware and software for entertainment, business and educational uses.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998 or for any other future period. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2- Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common stock equivalent shares from preferred stock and from stock options and warrants are not included as the effect is anti-dilutive. In accordance with Securities and Exchange Commission Staff Accounting Bulletins, common stock and common stock equivalent shares issued by the Company at prices below the initial public offering price during the period beginning one year prior to such offering have been included in the calculation as if they were outstanding for all periods presented prior to the offering (using the treasury stock method and the initial public offering price of the Company's units). The weighted average number of common shares used in the net loss per share calculation are reduced by common stock, preferred stock convertible into common stock, and outstanding options placed in escrow in connection with the Company's initial public offering.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), which is required to be adopted by the Company during its fiscal third quarter. Under the new requirements for calculating earnings per share, the dilutive effect of stock options and warrants will be excluded. Since the Company has not had net income for any period to date, net loss per share calculated under SFAS No. 128 will not be different from the net loss per share as currently reported.

Note 3- Inventories

Inventories consisted of the following:

                                  JUNE 30,     MARCH 31,
                                    1997         1997
                                 ---------    ---------
      Inventories:
            Raw materials          $  823       $  824
            Work in process         1,052          157
            Finished goods            149           35
                                   ------       ------
                                   $2,024       $1,016
                                   ======       ======

Note 4- Subsequent Event- Business Acquisition

On August 1, 1997, the Company purchased substantially all of the assets (excluding accounts receivables) of the Digital Video (DV) division of privately held Arris Interactive L.L.C. (a joint venture between Northern TeleCom and ANTEC). The assets acquired include inventories, property and equipment, intellectual property rights, proprietary technology such as ad insertion and near video on demand systems, as well as advanced MPEG-2 hardware. In exchange for these assets, the Company paid $1,500 in cash, issued 600,000 shares of the Company's common stock (of which 300,000 shares were placed in escrow pending the resolution of certain closing requirements), and gave Arris an interest in future revenues from the DV division. The acquisition will be accounted for as a purchase; accordingly, the initial purchase price and acquisition costs will be allocated to the identifiable assets and liabilities, including goodwill, and potentially, in-process research and development. Additional consideration, up to $5,000 in cash, paid upon the achievement of certain revenue milestones, if any, will be recorded as additional purchase price at such time.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Act of 1995 that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, proposed sales of the Company's products, markets for the Company's products and the development of the Company's products. Actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, the uncertainty of market acceptance of Video CD and DVD players and sub-assemblies and other Company products, including network video, planned rapid growth of the Company's operations, including acquisitions and potential acquisitions of other businesses or technologies, dependence on a limited number of suppliers of certain components used in the Company's products, risks related to the acquisition of ViComp, including the risk associated with the development of the ViComp MPEG-1 decoder chip, risks associated with rapid technological change and obsolescence and product development, conducting business in foreign countries, such as China, and the competitive market for the Company's products, and other factors described in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 or in other documents the Company files from time-to-time with the Securities and Exchange Commission, including the Company's Current Report on Form 8-K dated January 7, 1997. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 and the condensed consolidated financial statements and notes thereto included herein for the three months ended June 30, 1997.

On August 1, 1997, the Company purchased substantially all of the assets (excluding accounts receivables) of the Digital Video (DV) division of privately held Arris Interactive L.L.C. (a joint venture between Northern TeleCom and ANTEC). The assets acquired include inventories, property and equipment, intellectual property rights, proprietary technology such as ad insertion and near video on demand systems, as well as advanced MPEG-2 hardware. In exchange for these assets, the Company paid $1.5 million in cash, issued 600,000 shares of the Company's common stock (of which 300,000 shares were placed in escrow pending the resolution of certain closing requirements), and gave Arris an interest in future revenues from the DV division. The acquisition will be accounted for as a purchase; accordingly, the initial purchase price and acquisition costs will be allocated to the identifiable assets and liabilities, including goodwill, and potentially, in-process research and development. Additional consideration of up to $5 million in cash, maybe paid by the Company upon the achievement of certain revenue milestones. Such additional consideration, if any, will be recorded as additional purchase price at that time. Any allocation of the purchase price to in-process research and development will be charged to operations in the period incurred.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

REVENUE AND COST OF REVENUE. Total revenue increased $3.7 million, or 227%, to $5.4 million for the three months ended June 30, 1997 from $1.6 million for the three months ended June 30, 1996. This increase reflects increased market penetration of the Company's products, particularly in Asia. Product revenue, including Video CD players, encoding systems, and sub-assemblies, increased $3.0 million, or 410%, to $3.7 million for the three months ended June 30, 1997 from $0.7 million for the three months ended June 30, 1996. There was no revenue generated from development and services contracts during the three months ended June 30, 1997 compared to $0.2 million during the three months ended June 30, 1996. Component revenue increased $0.9 million, or 120%, to $1.7 million in the three months ended June 30, 1997 from $0.8 million in the three months ended June 30, 1996. Component revenue is primarily derived from the sale of certain inventory parts in excess of current manufacturing needs of the Company, and was used to generate working capital and to establish relationships for sales of other Company products with certain Video CD manufacturers in China.

The gross margin for the three months ended June 30, 1997 was $0.3 million, or 6% of sales. The gross margin for the three months ended June 30, 1996 was a negative 9% of sales. The gross margin improvement is the result of increased sales volume and profitable sales of products and components.

Although the Company's gross margin improved in the three months ended June 30, 1997, prices for Video CD players, sub-assemblies and components continue to decline as a result of intense competition in the China market and significant reductions in the cost of Video CD components which has further reduced the market price of Video CD players. Component revenue, which generally has low to negative gross margin, contributed 32% of the total revenue for the three months ended June 30, 1997. The Company is developing its proprietary ViComp MPEG-I chip through its subsidiary, ViComp Technology, Inc. There can be no assurances, however, that the Company will be able to utilize these chips in its products on a timely basis or at all, or that the cost of these chips will be significantly lower than other comparable chips then available to the Company's competitors.

OPERATING EXPENSES. Total operating expenses increased by $1.6 million, or 131%, to $2.7 million during the three months ended June 30, 1997, from $1.2 million during the three months ended June 30, 1996.

Research and development expenses, which consist primarily of personnel and equipment costs required to conduct the Company's product development efforts, increased $0.6 million, or 167%, to $0.9 million during the three months ended June 30, 1997 from $0.3 million during the three months ended June 30, 1996. This increase resulted primarily from the research and development expenses incurred by ViComp since its acquisition in October 1996 and the continued development of the Company's products. For the quarter ended June 30, 1997, research and development expenses as a percentage of total revenue was 17% compared to 21% for the quarter ended June 30, 1996. The Company expects that research and development expenses in dollar terms will continue to increase as the Company expands its development efforts.

Sales and marketing expenses, which consist primarily of personnel and consulting costs involved in the sales process and in the marketing of the Company's products, sales commissions, and expenses of trade shows, increased $0.2 million, or 72%, to $0.6 million during the three months ended June 30, 1997 from $0.3 million in the three months ended June 30, 1996. Sales and marketing expenses increased primarily due to the increase in personnel and sales, and the costs associated with the establishment of the Company's wholly-owned sales subsidiary in Hong Kong. As a percentage of total revenue, sales and marketing expenses decreased from 21% of sales in the three months ended June 30, 1996 to 11% of sales in the three months ended June 1997. As the Company continues its marketing efforts, sales and marketing expenses in dollar terms are expected to continue to increase; however, sales and marketing expenses as a percentage of total revenues are expected to be in the 13% to 15% range.

General and administrative expenses, which consist of administrative salaries and benefits, insurance and other business support costs, including legal and audit expenses, increased $0.7 million, or 147%, to $1.3 million for the three months ended June 30, 1997 from $0.5 million for the three months ended June 30, 1996. This increase was the result of hiring of additional administrative personnel, including the personnel supporting the Company's subsidiary in Hong Kong. As a percentage of total revenues, general and administrative expenses were 23% of sales in the three months ended June 30, 1997 and 31% of sales in the three months ended June 30, 1996. The Company expects that general and administrative costs will increase in dollar terms as the Company expands its businesses; however, general and administrative expenses as a percentage of total revenues are expected to decline.

OTHER INCOME (EXPENSE), NET. During the three months ended June 30, 1997, other income of $0.5 million was realized primarily from interest income generated by funds raised in the Company's public offerings. Other expense for the three months ended June 30, 1996 reflects interest expense of $0.2 million incurred on the bridge notes.

EXTRAORDINARY ITEM. During the three months ended June 30, 1996, the Company recorded an extraordinary item of $1.3 million for the early extinguishment of bridge notes. The bridge notes were issued in January and March 1996 and were repaid in May 1996 from the proceeds of the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company had working capital of $30.7 million, including cash and cash equivalents and short-term investments of $26.9 million, compared to working capital at March 31, 1997 of $32.7 million, including cash and cash equivalents of $32.2 million.

Net cash used in operating activities was $5.1 million for the three months ended June 30, 1997 compared to $1.6 million for the three months ended June 30, 1996. Substantially all of the net cash used in operating activities in the three months ended June 30, 1997 represented the net loss of $2.0 million adjusted for non-cash charges for depreciation and amortization of $0.2 million and net cash used to fund increases in accounts receivable of $0.8 million and inventories of $1.0 million, and decreases in accounts payable of $1.0 million. Substantially all of the net cash used in operating activities in the three months ended June 30, 1996 represented the net loss of $2.8 million adjusted by non-cash charges for depreciation and amortization of $0.1 million and deferred financing charges and accretion from bridge notes of $1.5 million.

Net cash used in investing activities was $1.4 million for the three months ended June 30, 1997 (including $1.2 million for the purchase of short-term investments) compared to less than $0.1 million for the three months ended June 30, 1996.

Net cash provided by financing activities was minimal for the three months ended June 30, 1997 compared to $13.7 million for the three months ended June 30, 1996. Cash provided by financing activities in the three month ended June 30, 1996 included net proceeds generated by the Company's initial public offering of $20.7 million, offset by the repayment of $7.0 million in bridge notes.

The above activities resulted in a decrease in cash and cash equivalents of $6.5 million for the three months ended June 30, 1997 compared to an increase in cash and cash equivalents of $12.0 million for the three months ended June 30, 1996.

The Company anticipates that the Digital Video operations acquired in August 1997 will utilize a portion of the Company's working capital during the next twelve months to fund expected operating losses. The Company is currently pursuing additional acquisitions and strategic alliances to acquire or develop complementary business or technologies and such acquisitions or alliances, if consummated, could utilize additional working capital of the Company.

The Company anticipates that its existing working capital will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Digital Video Systems, Inc.
                                     ----------------------------
                                          (Registrant)


Date:  August 13, 1997               /s/ Tom Parkinson
       -------------------           -----------------------------
                                     Tom Parkinson  President--
                                     Chief Operating Officer and
                                     Principal Financial Officer