Form 10QSB
period 1997-09-30
DIGITAL VIDEO SYSTEMS INC
filed 1997-11-19
CIK 1009395

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

  [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934  For the Period Ended  September 30, 1997

                       or

  [_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the Period

  Commission file number 0-28472

                          DIGITAL VIDEO SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                             77-0333728
              --------------                        ---------------
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)


              160 Knowles Drive
                Los Gatos, CA                            95032
           -----------------------                     ----------
          (Address of principal executive offices)     (Zip Code)

                                 (408)874-8200
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
   -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes   X    No
                                                  -------    --

             Class                       Outstanding at October 31, 1997
 ------------------------------         ---------------------------------
(Common Stock, $.0001 Par Value)                    20,889,276

                          DIGITAL VIDEO SYSTEMS, INC.

                                     INDEX



Part I. Financial Information                                                           Page
-----------------------------                                                           ----

Item 1. Financial Statements (Unaudited)

     Condensed consolidated balance sheets-
       September 30, 1997 and March 31, 1997                                               3

     Condensed consolidated statements of operations-
       Three and Six months ended September 30, 1997 and 1996                              4

     Condensed consolidated statements of cash flows-
       Six months ended September 30, 1997 and 1996                                        5

     Notes to condensed consolidated financial statements-
       September 30, 1997                                                                  6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                         10


Part II. Other Information
--------------------------
Item 1. Legal Proceedings                                                                 --
        None

Item 2. Changes in Securities and the Use of Proceeds                                     14

Item 3. Defaults upon Senior Securities                                                   --
        None

Item 4. Submission of Matters to a Vote of Security Holders                               14

Item 5. Other Information                                                                 --
        None

Item 6. Exhibits and Reports on Form 8-K                                                  16

Signatures                                                                                17

Exhibit Index                                                                             18

Item 1. Financial Statements

                          DIGITAL VIDEO SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       SEPTEMBER  30,    MARCH 31,
                                                            1997            1997
                                                       ---------------  ------------
                                                         (UNAUDITED)
ASSETS
Current assets:
         Cash and cash equivalents                           $ 18,571      $ 32,221
         Short-term investments                                 2,857             -
         Accounts receivable, net                               6,777         2,875
         Inventories                                            2,530         1,016
         Prepaid expenses and other current assets              1,436           485
                                                             --------      --------
               Total current assets                            32,171        36,597
                                                             --------      --------
Property and equipment, net                                     1,997         1,420
Intangible assets                                               2,056             -
Other assets                                                      153            56
                                                             --------      --------
                                                             $ 36,377      $ 38,073
                                                             ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                    $  3,876      $  3,044
         Accrued liabilities                                    2,651           854
                                                             --------      --------
               Total current liabilities                        6,527         3,898

Deferred income                                                    86             -

Stockholders' equity:
Common stock                                                        2             2
Additional paid-in capital                                     56,475        54,628
Accumulated deficit                                           (26,516)      (20,297)
Cumulative foreign currency translation adjustments              (119)          (72)
Deferred compensation                                             (78)          (86)
                                                             --------      --------
             Total stockholders' equity                        29,764        34,175
                                                             --------      --------
                                                             $ 36,377      $ 38,073
                                                             ========      ========

See accompanying notes

                          DIGITAL VIDEO SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       THREE MONTHS           SIX MONTHS
                                                    ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                   ---------------------  ---------------------
                                                      1997       1996        1997        1996
                                                   ----------  ---------  -----------  --------
Revenue:
    Product revenue                                  $ 2,974    $ 1,863      $ 6,657   $ 2,584
    Development and services revenue                       1          -            1       150
    Component revenue                                    738          -        2,443       775
                                                     -------    -------      -------   -------
        Total revenue                                  3,713      1,863        9,101     3,509

Cost of product revenue                                2,485      2,351        5,900     3,117
Cost of development and services revenue                   -          -            -       235
Cost of component revenue                                729          -        2,400       798
                                                     -------    -------      -------   -------
Gross margin                                             499       (488)         801      (641)

Operating expenses:
       Research and development                        1,588        345        2,492       683
       Sales and marketing                               901        314        1,486       654
       General and administrative                      1,910      1,116        3,168     1,626
       Purchased in-process research
         and development                                 617          -          617         -
                                                     -------    -------      -------   -------
        Total operating expenses                       5,016      1,775        7,763     2,963
                                                     -------    -------      -------   -------
        Loss from operations                          (4,517)    (2,263)      (6,962)   (3,604)

Other income (expense), net                              293        183          743       (14)
                                                     -------    -------      -------   -------
Net loss before extraordinary item                    (4,224)    (2,080)      (6,219)   (3,618)
                                                     -------    -------      -------   -------
Extraordinary item- loss on early
 extinguishment of bridge notes                            -          -            -    (1,264)
                                                     -------    -------      -------   -------
Net loss                                             $(4,224)   $(2,080)     $(6,219)  $(4,882)
                                                     =======    =======      =======   =======
Net loss per share before extraordinary item          $(0.34)    $(0.21)      $(0.51)   $(0.41)
                                                     =======    =======      =======   =======
Net loss per share                                    $(0.34)    $(0.21)      $(0.51)   $(0.55)
                                                     =======    =======      =======   =======
Shares used in the calculation
  of net loss per share                               12,300     10,133       12,095     8,868
                                                     =======    =======      =======   =======

See accompanying notes

                          DIGITAL VIDEO SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                             SIX MONTHS
                                                          ENDED SEPTEMBER 30,
                                                        ----------------------
                                                          1997         1996
                                                        --------     --------
OPERATING ACTIVITIES
Net loss                                                $ (6,219)     $(4,882)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                            584          118
    Deferred financing charges and accretion
      related to bridge notes                                  -        1,491
    Purchased in-process research and development            617            -
Changes in operating assets and liabilities:
    Accounts receivable                                   (3,835)        (673)
    Inventories                                             (476)         437
    Prepaid expenses and other current assets               (897)         146
    Accounts payable                                         831         (398)
    Accrued liabilities                                      775           85
                                                        --------     --------
Net cash used in operating activities                     (8,570)      (3,676)

INVESTING ACTIVITIES
Acquisition of property and equipment                       (464)         (71)
Acquisition of Digital Video Division of
  Arris Interactive LLC                                   (1,642)           -
Purchase of short term investments                        (2,857)           -
Other investing activities                                  (129)         (17)
                                                        --------     --------
Net cash used in investing activities                     (5,092)         (88)

FINANCING ACTIVITIES
Net proceeds from initial public offering of Units             -       20,714
Repayment of bridge notes                                      -       (7,000)
Proceeds from exercise of stock options                       12           30
                                                        --------     --------
Net cash provided by financing activities                     12       13,744
                                                        --------     --------
Net increase (decrease) in cash and cash equivalents     (13,650)       9,980
Cash and cash equivalents at beginning of period          32,221        4,659
                                                        --------      -------
Cash and cash equivalents at end of period              $ 18,571      $14,639
                                                        ========      =======
Supplemental disclosure of cash flow information:
                   Interest paid                        $      -      $   173

See accompanying notes

                          DIGITAL VIDEO SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (AMOUNTS IN THOUSANDS, EXCEPT UNITS, SHARE, PER UNIT AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


Note 1-Basis of Presentation

Digital Video Systems, Inc. (the "Company") develops, manufactures and markets digital video compression and decompression hardware and software for entertainment, business and educational uses. The Company offers Video CD players, sub-assemblies and components for the consumer market, and interactive video engines and video-on-demand systems for the hospitality, entertainment, education and kiosk markets, and to a lesser extent, digital MPEG compression systems and sub-assemblies. The Company also offers digital advertisement insertion systems for the cable television market and multimedia computer storage personal computer products.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's annual report and Form 10-KSB for the fiscal year ended March 31, 1997.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented. Operating results for the six and three-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending March 31, 1998.

All significant intercompany balances and transactions have been eliminated.

The Company has determined that it is not yet appropriate to consolidate the results of the newly formed joint venture in the People's Republic of China ("China") for the quarter ended September 30, 1997, pending completion of certain administrative and regulatory matters relating to the start-up of the joint venture, which is expected to occur during the current fiscal year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2- Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common stock equivalent shares from preferred stock and from stock options and warrants are not included as the effect is anti-dilutive other than in accordance with Securities and Exchange Commission Staff Accounting Bulletins, common stock and common stock equivalent shares that were issued by the Company at prices below the initial public offering price during the period beginning one year prior to such offering. Such common stock and common stock equivalent shares have been included in the calculation as if they were outstanding for all periods presented prior to the offering (using the treasury stock method and the initial public offering price of the Company's units). The weighted average number of common shares used in the net loss per share calculation are reduced by common stock, preferred stock convertible into common stock, and outstanding options placed in escrow in connection with the Company's initial public offering.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128), which is required to be adopted by the Company during its fiscal third quarter.

At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the requirements of FAS No. 128, entities will be required to report "basic" and " diluted" earnings per share. As the

Company has not recorded any net income for any period to date, the new basic and diluted earnings per share calculations will be not different from the net loss per share currently reported.

Note 3- Inventories

Inventories consisted of the following:

                               SEPTEMBER 30,  MARCH 31,
                                   1997         1997
                               -------------  ---------

      Inventories:
            Raw materials             $1,168     $  824
            Work in process              996        157
            Finished goods               366         35
                                      ------     ------
                                      $2,530     $1,016
                                      ======     ======

Note 4- Business Combinations

Acquisition of Digital Video Division-
--------------------------------------

On August 1, 1997, the Company completed the acquisition of the business and certain assets and liabilities of the Digital Video division (the "DV Business") of Arris Interactive L.L.C. ("Arris") in a transaction accounted for as a purchase. Prior to the acquisition, the assets of the DV Business acquired were used in the business of designing, manufacturing and distributing MPEG-2 decoding, switching/streaming and multiplexing solutions used to deliver advanced video services like digital ad insertion, video on demand, and near video on demand to subscribers.

The total purchase price of approximately $3,500 included cash of $1,500, the issuance of 600,000 shares of common stock of which 300,000 shares were placed in escrow pending the resolution of certain closing requirements, and related acquisition costs of $141. Arris is not entitled to transfer or sell any of the shares of common stock for a period of twelve months after the closing. After the expiration of this twelve-month period, Arris will be entitled to transfer or sell 50% of this stock and will be entitled to transfer or sell the remaining 50% after the expiration of a further twelve-month period. None of such shares are registered under any state or federal securities laws and any sales or transfers of such shares must be made in compliance with such laws.

In addition, the Company has agreed to pay Arris additional contingent consideration of up to $5,000 if the DV Business achieves certain revenue milestones. The contingent consideration paid to Arris will equal 15.5% of net revenues of the DV Business during the period from August 1, 1997 through March 31, 1998 (subject to such revenues exceeding $3,000) and 15.5% of the net revenues of the DV Business during the period from April 1, 1998 through January 31, 1999 (subject to such revenues exceeding $5,000). Any additional consideration paid on the achievement of the revenue milestones will be recorded as additional purchase price at such time.

Based upon a preliminary valuation, the purchase price has been allocated as follows:


     Current assets             $  585
     Equipment                     511
     Intangibles                 1,935
     Liabilities assumed          (170)
     In-process research
       and development             617
                                ------
                                $3,478
                                ======

In accordance with generally accepted accounting principles, in-process research and development has been expensed. Other intangible assets will be amortized on a straight line basis over estimated useful lives ranging from five months to three years.

As part of the Asset Purchase Agreement, 50% of the Common Stock included in the consideration was deposited into an escrow account. These shares will be released from escrow on the delivery of a satisfactory legal opinion relating to two key patent applications. Management of the Company believed that on the date of the acquisition that it was probable that all shares subject to such escrow were going to be distributed to Arris. As a result, such shares have been included as part of the purchase price.

The following unaudited pro forma combined results of the Company and the DV Business for the three and six months ended September 30, 1997 and 1996 have been prepared assuming that the acquisition had occurred at the beginning of the period presented. The following pro forma results are not necessarily indicative of the results that would have occurred had the transaction been completed at the beginning of the period indicated, nor is it indicative of future operating results.



                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                   SEPTEMBER 30,         SEPTEMBER 30
                                --------------------  ------------------
                                  1997       1996       1997      1996
                                ---------  ---------  --------  --------

Pro forma net revenues            $ 3,713    $ 2,332   $10,162   $ 4,441
Pro forma net loss                $(3,607)   $(4,268)  $(6,865)  $(9,217)
Pro forma net loss per share      $ (0.29)   $ (0.40)  $ (0.55)  $ (0.97)


For the three and six months ended September 30, 1997, pro forma net loss excludes the non-recurring charge for purchased in-process research and development. The results of the operations of the acquired business have been included in the consolidated results of operations for the period subsequent to the acquisition date.

Acquisition of Synchrome Technologies, Inc.

On August 25, 1997, the Company acquired substantially all of the assets of the privately held Synchrome Technologies, Inc., ("Synchrome") a developer and manufacturer of multimedia and computer storage PC products. The purchase price, which was determined on October 9, 1997, was approximately $778 (including acquisition costs) and was paid in cash. The Company has accounted for the acquisition using the purchase method, and the results of operations of Synchrome have been included in the Company's operations since acquisition.

The following is a summary of the purchase price allocation:


     Current assets                               $521
     Equipment                                      52
     Goodwill                                      258
     Liabilities assumed                           (53)
                                                  ----

                                                  $778
                                                 =====


Panyu Joint Venture
-------------------

On August 5, 1997 the Company, through its wholly-owned subsidiary, D.V.S. H.K., and Panyu Tian Le Electrical Appliance Manufacturing Co., Ltd. ("Panyu") formed a joint venture (the "Panyu Joint Venture") in China to manufacture and distribute Video CD players and DVD players (currently under development in the U.S.) in China and other countries. The Panyu Joint Venture is known as "Panyu D.V.S. Electrical Appliances Manufacturing Co., Ltd." Under the terms of the agreement, Panyu agreed to contribute land use rights for sites, existing plant, machinery and equipment valued by the Panyu Joint Venture at approximately $3,920, representing 49% of the Panyu Joint

Venture's registered capital. In September 1997, the Company approved an aggregate financial commitment to the Panyu Joint Venture of $4,080 with a contribution of approximately $2,000 in cash and approximately $2,080 in parts and components. The term of the Panyu Joint Venture is 25 years from the date that such entity obtained its business license on August 12, 1997.


During October 1997, the Company has contributed approximately $600 in cash, with the balance of the Company's contribution being payable in accordance with the funding and working capital requirements of the Panyu Joint Venture. During August 1997, Panyu has contributed $480 in market value of fixed assets to the Panyu Joint Venture.

The Company has determined that it is not yet appropriate to consolidate the results of the newly formed Panyu Joint Venture for the quarter ended September 30, 1997, pending completion of certain administrative and regulatory matters relating to the start-up of the joint venture, which is expected to occur during the current fiscal year.

Although the Company determined that it is not yet appropriate to consolidate the Panyu Joint Venture's results, the Company's results, if reported on a consolidated basis, would have been as follows for the three-month and six-month periods ended September 30, 1997:



                         THREE MONTHS ENDED SEPTEMBER 30, 1997                      SIX MONTHS ENDED SEPTEMBER 30, 1997
                     ------------------------------------------------       --------------------------------------------------
                                              Panyu                                                  Panyu
                                          Joint Venture                                           Joint Venture
                     Digital Video       August 12, 1997                     Digital Video       August 12, 1997
                     Systems, Inc.        (inception) to                     Systems, Inc.        (inception) to
($000's)                Actual          September 30, 1997      Total           Actual          September 30, 1997      Total
--------                ------          ------------------      -----           ------          ------------------      -----
Total revenue           3,713                 4,802             8,515           9,101                 4,802             13,903
Operation income
   (loss)              (4,517)                  452            (4,065)         (6,962)                  452             (6,510)
Other income
   (expense)              293                     -               293             743                     -                743
Minority interest           -                  (222)             (222)              -                  (222)              (222)
Net income (loss)      (4,224)                  230            (3,994)         (6,219)                  230             (5,989)


Included in the Panyu Joint Venture's cost of sales is $4,099 of inventory purchased from Panyu and included in the Panyu Joint Venture's revenues is approximately $4,802 of finished goods sold to Panyu during the three months ended September 30, 1997. Panyu acts as a distributor for the Company's finished goods and owns 49% of the Panyu Joint Venture's capital. (See Note 4 - Business combinations).


Note 5 - Related party transactions
-----------------------------------

For the three and six months ended September 30, 1997, the Company sold approximately $700 and $1,350, respectively, of component inventory to Wyan, a company located in China. The Company's receivable outstanding from Wyan was approximately $700 as of September 30, 1997. The Company owns less than 20% of Wyan's equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Act of 1995 that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, proposed sales of the Company's products, markets for the Company's products and the development of the Company's products. Actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, the uncertainty of market acceptance of Video CD and DVD players and sub-assemblies and other Company products, including network video, planned rapid growth of the Company's operations, including acquisitions and potential acquisitions of other businesses or technologies, dependence on a limited number of suppliers of certain components used in the Company's products, risks related to the acquisition of ViComp, including the risk associated with the development of the ViComp MPEG-1 decoder chip, risks associated with rapid technological change and obsolescence and product development, conducting business in foreign countries, such as Hong Kong, China and Taiwan, the need to complete certain matters necessary to enable the Company to consolidate the Panyu Joint Venture results for financial reporting purposes and to continue its operations as a joint venture (including obtaining all required governmental approvals and licenses, the transfer of certain assets by the Company's joint venture partner into the joint venture and the appropriate payment and recording of various transactions on behalf of the joint venture) and the competitive market for the Company's products, and other factors described in Exhibit 99.1 to this Form 10-QSB, the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 or in other documents the Company files from time-to-time with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 and the condensed consolidated financial statements and notes thereto included herein for the three months ended September 30, 1997.

RESULTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1996

REVENUE AND COST OF REVENUE. Total revenue increased $1.9 million, or 99%, to $3.7 million for the three months ended September 30, 1997 compared with the three months ended September 30, 1996. Total revenue for the six months ended September 30, 1997 was $9.1 million, an increase of $5.6 million or 159% from the corresponding period in 1996. These increases reflect increased market penetration of the Company's products, as well as the acquisitions of the Digital Video Division (the "DV Business") of Arris Interactive LLC ("Arris") and Synchrome Technology, Inc. ("Synchrome") during the quarter. Product revenue, including Video CD players, encoding systems, and sub-assemblies, increased $1.1 million, or 60% to $3.0 million for the three months ended September 30, 1997 compared with the three months ended September 30, 1996. Product revenue for the six months ended September 30, 1997 was $6.7 million, an increase of $4.1 million or 158% from the preceding year. There was no significant revenue generated from development and services contracts during the three or six months ended September 30, 1997 or 1996 respectively. Component revenue increased to $0.7 million in the three months ended September 30, 1997 from $ 0 in the three months ended September 30, 1996 and totaled $2.4 million for the six months ended September 30, 1997 compared to $0.8 million for the same period in 1996. Component revenue is primarily derived from the sale of certain inventory parts in excess of current manufacturing needs of the Company, and was used to generate working capital and to establish relationships for sales of other Company products with certain Video CD manufacturers in China.

Although the Company determined that it is not yet appropriate to consolidate the results of the Company's newly-formed joint venture (the "Panyu Joint Venture"), pending the completion of certain administrative and regulatory matters relating to the start-up of the joint venture, which expected to occur during the current fiscal year. The Company, through its wholly-owned subsidiary D.V.S.H.K., owns 51% of the Panyu Joint Venture. The other 49% of the Panyu Joint Venture is owned by Panyu Tian Le Electrical Appliance Manufacturing Co., Ltd. ("Panyu"), a company organized under the laws of China. Giving full effect to the acquisitions of the DV Business and Synchrome as if the Company had acquired them on July 1, 1997 and the Panyu Joint Venture as if its results had been consolidated on July 1, 1997, the Company's revenue for the three months ended September 30, 1997 would have been approximately $10 million.

Gross margin for the three months ended September 30, 1997 was $0.5 million, or 13% of revenue as compared to a negative $0.5 million or (26% of revenue) for the three months ended September 30, 1996. Gross margin for the six months ended September 30, 1997 and 1996 were $0.8 million (9% of revenue) and a negative $0.6 million (18% of revenue) respectively. The gross margin improvement is the result of improved manufacturing efficiencies from increased sales volume and better margin performances from the DV Business and Synchrome which was offset partially by the low margin of component sales. Component revenue, which generally has low to negative gross margin, contributed 20% and 27% of total revenue for the three and six months ended September 30, 1997 compared with 0% and 22% for the same periods in 1996.

Although the Company's gross margin improved in the three and six months ended September 30, 1997 compared with the same periods in fiscal 1996, prices for Video CD players, sub-assemblies and components continue to decline as a result of intense competition in the Chinese market and significant reductions in the cost of Video CD components which has further reduced the market price of Video CD players. The Company is developing its proprietary MPEG-I chip through its subsidiary, ViComp Technology, Inc. for use in its Video CD products. There can be no assurances, however, that the Company will be able to complete the development of this chip on a timely basis or at all, or that the cost of this chip will be significantly lower than other comparable chips available to the Company's competitors.

OPERATING EXPENSES. Total operating expenses increased by $3.2 million, or 183%, to $5.0 million during the three months ended September 30, 1997 compared with the three months ended September 30, 1996. Total operating expenses for the six months ended September 30, 1997 were $7.8, million an increase of 162% from the corresponding period in 1996.

Research and development expenses, which consist primarily of personnel and equipment costs required to conduct the Company's product development efforts, increased $1.2 million or 360%, to $1.6 million during the three months ended September 30, 1997 compared with the three months ended September 30, 1996. For the six months ended September 30, 1997 research and development expenses were $2.5 million, an increase of $1.8 million or 265% from the same period in 1996. These increases were primarily a result of the business combinations that occurred in the three months ended September 30, 1997 and the continued development of the Company's products, including the ViComp MPEG-1 chip. Research and development expenses as a percentage of total revenue was 43% for the three months ended September 30, 1997 and 19% for the three months ended September 30, 1996. For the six months ended September 30, 1997 and 1996, research and development expenses were 27% and 19% of revenue, respectively. The Company expects that these expenses will continue to increase in dollar terms as the Company expands its product development efforts.

Sales and marketing expenses, which consist primarily of personnel and consulting costs involved in the sales process and in the marketing of the Company's products, sales commissions, and expenses of trade shows, increased $0.6 million, or 187%, to $0.9 million during the three months ended September 30, 1997 compared with the three months ended September 30, 1996. For the six months ended September 30, 1997 sales and marketing expenses increased by $0.8 million or 127% when compared to the same period in 1996. These increases were primarily a result of the business combinations that occurred in the three months ended September 30, 1997 and headcount additions. As a percentage of total revenue, sales and marketing expenses increased from 17% in the three months ended September 30, 1996 to 24% in the three months ended September 30, 1997. For the six months ended September 30, 1997 and 1996 these expenses were 16% and 19% of total revenues respectively. As the Company continues its marketing efforts, sales and marketing expenses in dollar terms are expected to continue to increase.

General and administrative expenses, which consist of administrative salaries and benefits, insurance and other business support costs, including legal and audit expenses, increased $0.8 million, or 71%, to $1.9 million for the three months ended September 30, 1997 compared to the three months ended September

30, 1996. These expenses were $3.2 million and $1.6 million respectively for the six months ended September 30, 1997 and 1996, representing a 95% increase. This increase was the result of hiring additional administrative personnel, as well as business combinations during the period. As a percentage of total revenues, general and administrative expenses were 51% in the three months ended September 30, 1997 and 60% in the three months ended September 30, 1996 and 35% and 46% for the six months ended September 30, 1997 and 1996 respectively. The Company expects that general and administrative costs will increase in dollar terms as the Company expands its businesses.

OTHER INCOME (EXPENSE), NET. During the three and six months ended September 30, 1997, the Company realized other income of $0.3 million and $0.7 million respectively, was realized primarily from interest income generated by funds raised in the Company's public offerings. During the comparable periods in fiscal 1996, the Company realized other income of approximately $0.2 million and other expense of less than $0.1 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company had working capital of $25.6 million, including cash and cash equivalents and short-term investments of $21.4 million, compared to working capital at March 31, 1997 of $32.7 million, including cash and cash equivalents of $32.2 million.

Net cash used in operating activities was $8.6 million for the six months ended September 30, 1997 compared to $3.7 million for the six months ended September 30, 1996. Substantially all of the net cash used in operating activities in the six months ended September 30, 1997 represented the net loss of $6.2 million adjusted for non-cash charges for depreciation and amortization of $0.6 million and net cash used to fund increases in accounts receivable of $3.8 million and inventories of $0.5 million, offset by increases in accounts payable and accrued liabilities of $1.6 million. Substantially all the net cash used in operating activities in the six months ended September 30, 1996 represented the net loss of $4.9 million adjusted by non-cash charges for depreciation and amortization of $0.1 million and deferred financing charges and accretion from bridge notes of $1.5 million.

Net cash used in investing activities was $5.1 million for the six months ended September 30, 1997 compared to less than $0.1 million for the six months ended September 30, 1996. The $5.1 million cash used for investing activities includes the purchase of short-term investments ($2.9 million), acquisition of the DV Business ($1.6 million), and acquisition of property and equipment ($0.5 million).

Net cash provided by financing activities was minimal for the six months ended September 30, 1997 compared to $13.7 million for the six months ended September 30, 1996. Cash provided by financing activities in the six month ended September 30, 1996 included net proceeds generated by the Company's initial public offering of $20.7 million, offset by the repayment of $7.0 million in bridge notes.

The above activities resulted in a decrease in cash and cash equivalents of $13.7 million for the six months ended September 30, 1997 compared to an increase in cash and cash equivalents of $10.0 million for the six months ended September 30, 1996.

During October 1997, the Company contributed approximately $600,000 in cash to the Panyu Joint venture, with the balance of the Company's contribution (approximately $3.5 million) being payable over the next three years in accordance with the needs of the Panyu Joint Venture as determined by its board of directors. Also in October 1997, the Company paid $753,000 in cash for the purchase of Synchrome (total purchase price was approximately $778,000 including $25,000 of acquisition costs). In addition, the Company has agreed to pay Arris additional contingent consideration of up to $5 million if the DV Business achieves certain revenue milestones. The contingent consideration paid to Arris will equal 15.5% of net revenues of the DV Business during the period from August 1, 1997 through March 31, 1998 (subject to such revenues exceeding $3 million) and 15.5% of the net revenues of the DV Business during the period from April 1, 1998 through January 1, 1999 (subject to such revenues exceeding $5 million).

The Company anticipates that the DV Business, Synchrome and the Panyu Joint Venture will utilize a portion of the Company's working capital during the balance of the current fiscal year to fund expected operating losses for the DV Business and Synchrome and for the expansion of the Panyu Joint Venture's operations. The Company continues to pursue additional acquisitions and strategic alliances to acquire or develop complementary business technologies and such acquisitions or alliances, if consummated, could utilize additional working capital of the Company.

The Company anticipates that its existing working capital will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.

PART II. OTHER INFORMATION

Except as listed below, all information required by items in Part II is omitted because the items are inapplicable or the answer is negative.

Item 2. Changes in Securities and the Use of Proceeds

In connection with the acquisition of the DV Business, the Company issued 600,000 shares of the Company's common stock to Arris in August 1997. Arris did not pay any cash consideration for the 600,000 shares of Common Stock. Of these shares, 300,000 are subject to an escrow arrangement. Such shares shall be released from escrow provided that a satisfactory legal opinion (relating to two key patent applications acquired in connection with the acquisition) is delivered to the Company within 90 days following the closing date of the acquisition (or such longer period of time as Arris' counsel believes is required to conduct the patent search described in the agreed upon form of opinion and to deliver such opinion).

The Company issued shares to Arris in reliance on Rule 506 under the Securities Act of 1933 (the "Securities Act"). The Company's reliance on Rule 506 is based on the following facts: (i) the offer and sale of the 600,000 shares of Common Stock satisfies the terms and conditions of Rules 501 and 502 under the Securities Act; (ii) there was a single purchaser (the "Purchaser"); and (iii) the Purchaser is an accredited investor as defined in Rule 501(a) of the Securities Act.

The net proceeds of the Company's initial public offering ("IPO") completed in May 1996, net of $3.4 million of underwriting discounts and expenses and other expenses, were $20.7 million. The registration statement filed with the Securities and Exchange Commission (the "Commission") in connection with the IPO (the "IPO Registration Statement") became effective on May 9, 1996. As of September 30, 1997, the Company had used its IPO proceeds for the following uses approximately $7.0 million for repayment of bridge notes, approximately $5.4 million for acquisition of inventory (including components of Video CD players such as integrated circuits, circuit boards and Video CD drivers); approximately $1.4 million for sales and marketing (including the establishment of new sales offices in Hong Kong and Japan, and hiring sales and marketing personnel and outside consultants); and approximately $6.9 million for working capital (including hiring of management executives and other personnel, purchasing systems and demonstration equipment) The Company's use of such proceeds does not represent a material change in the use of proceeds described in the prospectus contained in the registration statement filed in connection with the IPO. Except as set forth above, none of the items reported by the Company on its Form SR filed with the Commission on August 7, 1996 have changed since the date of such filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on September 11, 1997 to vote on the proposals summarized in items 1 through 6 below:

1.   To elect seven directors;

2. To approve an amendment to the Company's Amended and Restated Certificate of Incorporation, to increase the number of shares of Common Stock authorized for issuance from 60,000,000 to 80,000,000;

3.   To approve the Company's 1997 Employee Stock Purchase Plan;

4. To approve an amendment to the Company's 1993 Amended and Restated Stock Option Plan to permit compliance with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended, applicable to qualified performance-based compensation;

5.   To ratify the adoption of the Company's 1996 Stock Option Plan, as amended;

6. To ratify the appointment by the Board of Director's of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending March 31, 1998;

In order for the proposals summarized in items 1 through 6 above to be approved, a majority of the Company's outstanding shares of Common Stock were required to be present at the Annual Meeting in person or by proxy. The requisite number of shares was present at the Annual Meeting. In the election of directors, the seven candidates receiving the highest number of votes were elected. The names of such directors, along with the number of shares voting for such director, are listed in the table below. Approval of the Amendment to the Company's Amended and Restated Articles of Incorporation required the vote of a majority of the Company's outstanding shares of Common Stock. All of the other proposals were required to be approved by a majority of the shares present and entitled to vote at the Annual Meeting. All of the proposals were approved by the requisite number of shares. The table below sets forth the number of shares voted for, against, withheld or abstained for each of the six proposals.


                                                                 Votes           Votes
PROPOSAL 1                                                        For           Withheld
-------------------------------------------------------------------------------------------
Election of Directors
       Edmund Y. Sun                                        13,217,177            58,770
       Thomas R. Parkinson                                  13,218,577            57,370
       Robert B. Pfannkuch                                  13,202,181            73,766
       Sung Hee Lee                                         13,215,077            60,870
       Sanford C. Sigoloff                                  13,216,117            59,830
       Philip B. Smith                                      13,216,617            59,330
       Joseph F. Troy                                       13,213,277            62,670
 ------------------------------------------------------------------------------------------

                                               Votes         Votes             Votes
PROPOSAL 2                                      For         Against           Abstain
-------------------------------------------------------------------------------------------
Approval to increase the number
of shares of Common Stock  authorized
from 60,000,000 to 80,000,000             13,047,317        175,210            53,420
-------------------------------------------------------------------------------------------

                                               Votes         Votes             Votes
PROPOSAL 3                                      For         Against           Abstain
-------------------------------------------------------------------------------------------
Approval of the Company's 1997
Employee Stock Purchase Plan               8,738,524        268,590            68,460
-------------------------------------------------------------------------------------------

                                                       Votes     Votes         Votes
PROPOSAL 4                                              For     Against       Abstain
-------------------------------------------------------------------------------------------
Approval to amend the Company's 1993
Amended and Restated Stock Option Plan
to permit compliance with Internal Revenue Code    9,608,554    320,497             78,010
-------------------------------------------------------------------------------------------

                                                       Votes     Votes         Votes
PROPOSAL 5                                              For     Against       Abstain
-------------------------------------------------------------------------------------------
Ratify adoption of the Company's
1996 Stock Option Plan                             8,645,637    319,497             78,210
-------------------------------------------------------------------------------------------

                                                       Votes     Votes         Votes
PROPOSAL 6                                              For     Against       Abstain
-------------------------------------------------------------------------------------------
Ratify the appointment of Ernst & Young
as the Company's independent auditors             13,219,628     29,100             27,219
-------------------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed herewith or incorporated by reference:
     (10) Material contracts incorporated by reference

     10.1 Joint Venture Agreement dated as of August 5, 1997 by and between D.V.S. H.K., a wholly-owned subsidiary of the Company, and Panyu Tian Le Electrical Appliance Manufacturing Co., Ltd. (1)

     10.2 Asset Purchase Agreement dated as of July 25, 1997 by and between the Company and Arris Interactive LLC. (2)

     10.3 Amendment No. 1 to Asset Purchase Agreement by and between the Company and Arris Interactive LLC dated as of August 1, 1997. (2)

     10.4 Form of Escrow Agreement by and between the Company and Arris Interactive LLC. (3)

     10.5   1997 Employee Stock Purchase Plan. (3)

     10.6   1993 Amended and Restated Stock Option Plan. (3)

     10.7   1996 Amended and Restated Stock Option Plan. (3)

     10.8 Employment Agreement dated as of August 1, 1997 by and between the Company and Gary Franza.

     10.9 Employment Agreement dated as of August 1, 1997 by and between the Company and Mike Maslaney.

     10.10 Letter agreement dated April 10, 1997 by and between Robert B. Pfannkuch.

       (1) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on August 15, 1997.
       (2) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on September 26, 1997.
       (3) Incorporated by reference to the Company's Definitive Proxy Statement filed with the Commission on August 11, 1997.

     11.1   Statement Regarding the Computation of Per Share Loss

     27.1   Financial Data Schedule

     99.1   Certain Considerations

(b)   Reports on Form 8-K:

       (1)  REPORT ON FORM 8-K FILED ON JULY 31, 1997.  ITEM 5 (OTHER EVENTS)
       (2) Report on Form 8-K filed on August 15, 1997. Item 2 (Acquisition or Disposition of Assets) and 7 (Financial Statements and Exhibits).
       (3) Report on Form 8-K filed September 26, 1997. Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Digital Video Systems, Inc.
                                            --------------------------
                                                   (Registrant)


Date: November 19, 1997                     /s/ Tom Parkinson
      -----------------                     --------------------------
                                            Tom Parkinson President--
                                            Chief Operating Officer and
                                            Principal Financial Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit Number
--------------
10.1    Joint Venture Agreement dated as of August 5, 1997 by and between D.V.S. H.K., a wholly-owned subsidiary of the Company, and Panyu Tian Le Electrical Appliance
        Manufacturing Co., Ltd.(1)

10.2    Asset Purchase Agreement dated as of July 25, 1997 by and between the Company and
        Arris Interactive LLC.(2)

10.3    Amendment No. 1 to Asset Purchase Agreement by and between the Company and Arris
        Interactive LLC dated as of August 1, 1997.(2)

10.4    Form of Escrow Agreement by and between the Company and Arris Interactive LLC.(3)

10.5    1997 Employee Stock Purchase Plan.(3)

10.6    Amended and Restated Stock Option Plan.(3)

10.7    1996 Amended and Restated Stock Option Plan.(3)

10.8    Employment Agreement dated as of August 1, 1997 by and between the Company and
        Gary Franza.

10.9    Employment Agreement dated as of August 1, 1997 by and between the Company and
        Mike Maslaney.

10.10   Letter Agreement dated April 10, 1997 by and between Robert B. Pfannkuch.

11.1    Statement Regarding the Computation of per Share Loss.

27.1    Financial Data Schedule.

99.1    Certain Considerations.

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on August 15, 1997.
(2) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on September 26, 1997.
(3) Incorporated by reference to the Company's Definitive Proxy Statement filed with the Commission on August 11, 1997.