Form 10QSB
period 1997-12-31
DIGITAL VIDEO SYSTEMS INC
filed 1998-02-13
CIK 1009395

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended December 31, 1997

                       or

  [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period

  Commission file number 0-28472


                          DIGITAL VIDEO SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Delaware                            77-0333728
        -----------------------------              ----------------
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)            Identification No.)


              160 Knowles Drive
                Los Gatos, CA                           95032
        -----------------------------              ----------------
   (Address of principal executive offices)           (Zip Code)


                                (408) 874-8200
              --------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
   -------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes  [X]   No  [_]

             Class                       Outstanding at January 31, 1998
  --------------------------------      ----------------------------------
  (Common Stock, $.0001 Par Value)                   20,815,022

                          Digital Video Systems, Inc.

                                     Index


Part I. Financial Information                                              Page
-----------------------------                                              ----
Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets-
         December 31, 1997 and March 31, 1997                               3

        Condensed consolidated statements of operations-
         Three and Nine months ended December 31, 1997 and 1996             4

        Condensed consolidated statements of cash flows-
         Nine months ended December 31, 1997 and 1996                       5

        Notes to condensed consolidated financial statements-
         December 31, 1997                                                  6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          9

Part II. Other Information
--------------------------

Item 1. Legal Proceedings
        None                                                                -

Item 2. Changes in Securities and Use of the Proceeds
        None                                                                -

Item 3. Defaults upon Senior Securities
        None                                                                -

Item 4. Submission of Matters to a Vote of Security Holders
        None                                                                -

Item 5. Other Information
        None                                                                -

Item 6. Exhibits and Reports on Form 8-K                                   15

Signatures                                                                 16

Item I.  Financial Statements

                          Digital Video Systems, Inc.
                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                      December 31,   March 31,
                                                          1997         1997
                                                      ------------  -----------
                                                      (unaudited)
Assets
Current assets:
   Cash and cash equivalents                            $  8,380      $ 32,221
   Restricted cash                                         1,708             -
   Short-term investments                                  2,510             -
   Accounts receivable, net                                8,073         2,875
   Inventories                                             4,038         1,016
   Prepaid expenses and other current assets               1,071           485
                                                        --------      --------
      Total current assets                                25,780        36,597
                                                        --------      --------
Property and equipment, net                                2,021         1,420
Intangible assets                                          1,903             -
Other assets                                                  75            56
                                                        --------      --------
                                                        $ 29,779      $ 38,073
                                                        ========      ========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                     $  2,387      $  3,044
   Accrued liabilities                                     2,301           854
                                                        --------      --------
      Total current liabilities                            4,688         3,898

Minority interest in consolidated joint venture              241           --

Stockholders' equity:
Common stock                                                   2             2
Additional paid-in capital                                56,482        54,628
Accumulated deficit                                      (31,332)      (20,297)
Cumulative foreign currency translation adjustments         (226)          (72)
Deferred compensation                                        (76)          (86)
                                                        --------      --------
      Total stockholders' equity                          24,850        34,175
                                                        --------      --------
                                                        $ 29,779      $ 38,073
                                                        ========      ========

See accompanying notes

                          Digital Video Systems, Inc.
                Condensed Consolidated Statements of Operations
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                          Three Months           Nine Months
                                        Ended December 31,    Ended December 31,
                                         1997       1996       1997       1996
                                       --------   --------   --------   --------
Revenue:
  Product revenue                      $ 4,727    $ 2,523    $ 11,384   $ 5,108
  Development and services revenue         644         58         645       208
  Component revenue                        --       3,461       2,444     4,235
                                       -------    -------    --------   -------
    Total revenue                        5,371      6,042      14,473     9,551

Cost of product revenue                  4,221      2,199      10,121     5,317
Cost of development and services
 revenue                                     2         19           2       254
Cost of component revenue                  --       3,423       2,400     4,221
                                       -------    -------    --------   -------
Gross margin                             1,148        401       1,950      (241)

Operating expenses:
  Research and development               1,702        678       4,194     1,360
  Sales and marketing                    1,394        413       2,880     1,067
  General and administrative             2,805      1,447       5,973     3,073
  Purchased in-process research
   and development                         --       1,819         617     1,819
                                       -------    -------    --------   -------
     Total operating expenses            5,901      4,357      13,664     7,319
                                       -------    -------    --------   -------
     Loss from operations               (4,753)    (3,956)    (11,714)   (7,560)
Other income (expense), net                178        260         921       246
                                       -------    -------    --------   -------
Net loss before extraordinary item      (4,575)    (3,696)    (10,793)   (7,314)
                                       -------    -------    --------   -------
Extraordinary item-loss on early
 extinguishment of bridge notes            --         --          --     (1,264)
                                       -------    -------    --------   -------
Net loss before provision for income
 taxes and minority interest            (4,575)    (3,696)    (10,793)   (8,578)
Provision for income taxes                 --         (22)        --        (22)
                                       -------    -------    --------   -------
Net loss before minority interest       (4,575)    (3,718)    (10,793)   (8,600)
Minority interest                         (241)       --         (241)      --
                                       -------    -------    --------   -------
Net loss                               $(4,816)   $(3,718)   $(11,034)  $(8,600)
                                       =======    =======    ========   =======
Net loss per share (basic) before
 extraordinary item                    $ (0.39)   $ (0.39)   $  (0.91)  $ (0.80)

Net loss per share (basic)             $ (0.39)   $ (0.39)   $  (0.91)  $ (0.95)
                                       =======    =======    ========   =======
Shares used in the calculation
 of net loss per share (basic)          12,355      9,527      12,182     9,087
                                       =======    =======    ========   =======
Net loss per share (diluted) before
 extraordinary item                    $ (0.39)   $ (0.39)   $  (0.91)  $ (0.80)

Net loss per share (diluted)           $ (0.39)   $ (0.39)   $  (0.91)  $ (0.95)
                                       =======    =======    ========   =======
Shares used in the calculation
 of net loss per share (diluted)        12,355      9,527      12,182     9,087
                                       =======    =======    ========   =======

See accompanying notes

                          Digital Video Systems, Inc.
                Condensed Consolidated Statements Of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                               Nine Months
                                                            Ended December 31,
                                                            --------------------
                                                              1997       1996
                                                            ---------  ---------
Operating activities
Net loss                                                    $(11,034)  $(8,600)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Minority interest in consolidated joint venture              241       --
    Depreciation and amortization                              1,115       159
    Deferred financing charges and accretion
      related to bridge notes                                    --      1,491
    Purchased in-process research and development                617     1,819
Changes in operating assets and liabilities:
    Accounts receivable                                       (5,131)   (2,296)
    Inventories                                               (1,936)      683
    Prepaid expenses and other current assets                   (483)      262
    Accounts payable                                            (658)    2,394
    Accrued liabilities                                        1,066      (330)
                                                            --------   -------
Net cash used in operating activities                        (16,203)   (4,418)

Investing activities
Acquisition of property and equipment                           (863)     (837)
Acquisition of Digital Video Division of
  Arris Interactive LLC                                       (1,642)      --
Acquisition of Synchrome Technology, Inc.                       (778)      --
Purchase of short term investments                            (2,510)      --
Other investing activities                                      (155)       75
                                                            --------   -------
Net cash used in investing activities                         (5,948)     (762)

Financing activities
Net proceeds from initial public offering of Units               --     20,714
Net proceeds from secondary public offering                      --     23,093
Repayment of bridge notes                                        --     (7,000)
Proceeds from exercise of stock options                           18        54
                                                            --------   -------
Net cash provided by financing activities                         18    36,861
                                                            --------   -------
Net (decrease) increase in cash and cash equivalents         (22,133)   31,681
Cash and cash equivalents at beginning of period              32,221     4,659
                                                            --------   -------
Cash and cash equivalents at end of period                  $ 10,088   $36,340
                                                            ========   =======

See accompanying notes

                          Digital Video Systems, Inc.
             Notes to Condensed Consolidated Financial Statements
  (amounts in thousands, except units, share, per unit and per share amounts)
                                  (Unaudited)


Note 1 - Basis of Presentation

Digital Video Systems, Inc. (the "Company") develops, manufactures and markets digital video compression and decompression hardware and software for entertainment, business and educational uses. The Company offers Video CD players, sub-assemblies and components for the consumer market, and interactive video engines and video-on-demand systems for the hospitality, entertainment, education and kiosk markets, and to a lesser extent, digital MPEG compression systems and sub-assemblies. The Company also offers digital advertisement insertion systems for the cable television market and computer peripheral products. The Company is currently developing DVD products for home entertainment and computer markets.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented. Operating results for the nine and three-month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending March 31, 1998.

The results of the Company's joint venture in the People's Republic of China ("China") for the quarter ended September 30, 1997 have been incorporated as part of Company's consolidated financial statements for the quarter ended December 31, 1997. The Company is not reporting the quarterly financial results for the Panyu Joint Venture for the period ended December 31, 1997. As the Company has chosen to adopt a one quarter delay in reporting the Panyu Joint Venture due to administrative and operational issues.

Revenue is recognized by the Panyu Joint Venture once the product has been sold through to the final customer with the associated cost of sales being calculated based upon the number of units sold through. The Panyu Joint Venture assembles product on behalf of Panyu.

All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 - Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common stock equivalent shares from preferred stock and from stock options and warrants are not included as the effect is anti-dilutive other than, in accordance with Securities and Exchange Commission Staff Accounting Bulletins, common stock and common stock equivalent shares that were issued by the Company at prices below the initial public offering price during the period beginning one year prior to such offering. Such common stock and common stock equivalent shares have been included in the calculation as if they were outstanding for all periods presented prior to the offering (using the treasury stock method and the initial public offering price of the Company's units). The weighted average number of common shares used in the net loss per share calculation are reduced by common stock, preferred stock convertible into common stock, and outstanding options placed in escrow in connection with the Company's initial public offering.

During the quarter ended December 31, 1997, the Company adopted the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). Under the requirements of SFAS No. 128, entities are required to report "basic" and "diluted" earnings per share. As the Company has not recorded any net income for any period to date, the new basic and diluted earnings per share calculations are not any different from the net loss per share previously reported. Therefore, the Company is not required to restate prior period earnings per share.


                                              Three Months       Nine Months
                                           Ended December 31, Ended December 31,
                                           -----------------  -----------------
                                             1997     1996      1997     1996
                                           -----------------  -----------------

Net loss                                   $ (4,816) $(3,718) $(11,034) $(8,600)
                                           ========  =======  ========  =======
 Weighted average common shares
  outstanding                                12,355    9,527    12,182    8,030

 Common equivalent shares from common
  stock, preferred stock, and options
  to purchase common stock and warrants
  issued during the twelve months prior to
  the Company's initial public offering           -        -         -    1,057
                                           --------  -------  --------  -------

Shares used in computing net loss per
 share (1)                                   12,355    9,527    12,182    9,087
                                           ========  =======  ========  =======
Net loss per share                         $  (0.39) $ (0.39) $  (0.91) $ (0.95)
                                           ========  =======  ========  =======

(1) Does not include shares and options in escrow.

Note 3 - Inventories

Inventories consisted of the following:

                                 December 31,   March 31,
                                     1997         1997
                                 ------------  ----------
Inventories:
     Raw materials                   $1,575      $  824
     Work in process                  1,763         157
     Finished goods                     700          35
                                     ------      ------
                                     $4,038      $1,016
                                     ======      ======

Note 4 - Business Combinations

Acquisition of Digital Video Division-
--------------------------------------

On August 1, 1997, the Company completed the acquisition of the business and certain assets and liabilities of the Digital Video division (the "DV Business") of Arris Interactive L.L.C. ("Arris") in a transaction accounted for as a purchase. Prior to the acquisition, the assets of the DV Business acquired were used in the business of designing, manufacturing and distributing MPEG-2 decoding, switching/streaming and multiplexing solutions used to deliver advanced video services like digital ad insertion, video on demand,and near video on demand to subscribers.

The total purchase price of approximately $3,500 included cash of $1,500, the issuance of 600,000 shares of common stock of which 300,000 shares were place in escrow pending the resolution of certain closing requirements, and related acquisition costs of $141. Arris is not entitled to transfer or sell any of the shares of common stock for a period of twelve months after the closing. After the expiration of this twelve-month period, Arris will be entitled to transfer or sell 50% of this stock and will be entitled to transfer or sell the remaining 50% after the expiration of a further twelve-month period. None of such shares are registered under any state or federal securities laws and any sales or transfers of such shares must be made in compliance with such laws.

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

Based upon preliminary valuation, the purchase price has been allocated as follows:

          Current assets                              $585
          Equipment                                    511
          Intangibles                                1,935
          Liabilities assumed                         (170)
          In-process research and development          617
                                                       ---
                                                    $3,478
                                                    ======

In accordance with generally accepted accounting principles, in-process research and development has been expensed. Other intangible assets will be amortized on a straight line basis over estimated useful lives ranging from five months to three years.

As part of the Asset Purchase Agreement, 50% of the Common Stock included in the consideration was deposited into an escrow account. Pursuant to the Asset Purchase Agreement, these shares will be released from escrow on the delivery of a satisfactory legal opinion relating to two key patent applications. Management of the Company believed that on the date of acquisition that it was probable that all shares subject to such escrow were going to be distributed to Arris. As a result, such shares have been included as part of the purchase price.

The following unaudited pro forma combined results of the Company and the DV Business for the three and nine months ended December 31, 1997 and 1996 have been prepared assuming that the acquisition had occurred at the beginning of the period presented. The following pro forma results are not necessarily indicative of the results that would have occurred had the transaction been completed at the beginning of the period indicated, nor is it indicative of future operating results.

                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                 DECEMBER 31,               DECEMBER 31,
                                 ------------               ------------
                              1997         1996          1997         1996
                              ----         ----          ----         ----
Pro forma net revenue      $  5,371     $  6,171      $ 15,533     $ 12,380
Pro forma net loss         $ (4,566)    $ (5,230)     $(11,431)    $(14,073)
Pro forma net per share    $  (0.37)    $  (0.52)     $  (0.91)    $  (1.45)

For the three and nine months ended December 31, 1997, pro forma net loss excludes the non-recurring charge for purchased in-process research and development. The results of the operations of the acquired business have been included in the consolidated results of operations for the period subsequent to the acquisition date.


Acquisition of Synchrome Technologies Inc.
-----------------------------------------

On August 25, 1997, the Company acquired substantially all of the assets of the privately held Synchrome Technologies, Inc., ("Synchrome") a developer and manufacturer of multimedia and computer storage PC products. The purchase price, which was determined on October 9, 1997, was approximately $778 (including acquisition costs) was paid in cash. The Company has accounted for the acquisition using the purchase method, and the results of operations of Synchrome have been included in the Company's operations since acquisition.

The following is a summary of the price allocation:

          Current assets                           $521
          Equipment                                  52
          Goodwill                                  258
          Liabilities assumed                       (53)
                                                    ---
                                                 $  778
                                                 ======

China Joint Venture
-------------------

In August 1997 the Company, through its wholly owned subsidiary, D.V.S. H.K.("D.V.S. H.K."), and Panyu Tian Le Electrical Appliances Manufacturing Co., Ltd. ("Panyu") formed a joint venture (the "Panyu Joint Venture") in China to manufacture and distribute Video CD players and DVD players. As initially formed, the Panyu Joint Venture was owned 51% by the Company, through D.V.S. H.K., and 49% by Panyu.

During October 1997, the Company contributed approximately $600 in cash in accordance with the funding requirements of the Panyu Joint Venture. However, in December 1997, as Panyu did not make its capital contribution to the Venture as required by the Joint Venture Agreement, the Company, through D.V.S. H.K., and Panyu entered into an Ownership Shares Transfer Agreement ("the Transfer Agreement"). Pursuant to the Transfer Agreement, the Company, through D.V.S. H.K., agreed to purchase from Panyu the entire 49% interest of Panyu in the Panyu Joint Venture for a nominal amount, and the Company's interest in the to nominally hold a 10% interest for the benefit of a new minority partner. In January 1998, the Company approved the admission of a new minority partner, a Chinese company owned by Dr. An Yueh Zehan, a Chinese lawyer and businessman. The Company has also agreed to purchase Video CD materials, parts and finished goods inventory from Panyu for an amount to be determined.

In connection with the Transfer Agreement, Panyu and the Panyu Joint Venture entered into a two-year lease agreement (the "Lease") pursuant to which Panyu will lease to the Panyu Joint Venture certain land, buildings and equipment including the land, buildings and equipment that Panyu was originally required to contribute to the Panyu Joint Venture ("Lease Assets") for a monthly fee of approximately $78,000. The Lease provides that during its term, the Panyu Joint Venture may, at its sole option, purchase the Lease Assets for a price equal to the appraised value of such assets.

The foregoing descriptions of the Transfer Agreement and Lease are qualified in their entirety by reference to the provisions of such agreements, which are attached hereto as Item 6. Exhibits and Reports on Form 8-K.

The Company has consolidated 100% of the assets, liabilities and results of operations for the Joint Venture as of December 31, 1997. Panyu's interest in the Panyu Joint Venture and the profit therefrom has been reflected as "Minority interest in consolidated joint venture" on the Company's Consolidated Financial Statements.

Note 5 - Related party transactions
-----------------------------------

For the three and nine months ended December 31, 1997, the Company sold
$0 and approximately $1,350, respectively, of component inventory to Wyan, a company located in China. The Company's receivable outstanding from Wyan was approximately $700 as of December 31, 1997. The Company owns less than 20% of Wyan's equity.

During the quarter ended December 31, 1997, the Company recognized approximately $644 of the revenue from the Panyu Joint Venture, all of which was derived from the assembly of products on behalf of Panyu, the former Joint Venture's partner of the Panyu Joint Venture. The Company's receivable outstanding from Panyu was approximately $608 as of December 31, 1997.

Note 6 - Escrowed Securities

Dr. Sun received 281,520 of the Acquisition shares in exchange for his shares of ViComp capital stock, all of which shares have been deposited in escrow (the "Sun Escrow Acquisition shares"). A total of 140,760 of the Sun Escrow Acquisition were cancelled in December 1997 pursuant to the terms of the Escrow as the result of the delay encountered in completing development of the ViComp MPEG-1 Chip. The other 140,760 of the Sun Escrow Acquisition shares have been deposited in escrow in connection with the Company's follow-on public offering completed in November 1996, and will be subject to cancellation upon the same terms and conditions as the arrangement with respect to escrow securities deposited into escrow by certain holders of the company's securities in connection with the company's IPO.

Note 7 - Restricted Cash
------------------------

As of December 31, 1997, the Company has approximately $1,708 of cash reserved for letters of credit on inventory purchases in Asia.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Act of 1995 that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, proposed sales of the Company's products, markets for the Company's products and the development of the Company's products. Actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, the uncertainty of market acceptance of Video CD and DVD players and sub-assemblies and other Company products, including network video, planned rapid growth of the Company's operations, including acquisitions and potential acquisitions of other businesses or technologies, dependence on a limited number of suppliers of certain components used in the Company's products, risks related to the acquisition of ViComp, including the risk associated with the development of the ViComp MPEG-1 decoder chip, risks associated with rapid technological change and obsolescence and product development, conducting business in foreign countries, such as Hong Kong, China and Taiwan, and the competitive market for the Company's products, and other factors described in Exhibit 99.1 to this Form 10-QSB, the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 or in other documents the Company files from time-to-time with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 and the condensed consolidated financial statements and notes thereto included herein for the three months ended December 31, 1997.

RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1996

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenues for the three and nine months ended December 31, 1997 compared to the three and nine months ended December 31, 1996. See Condensed Consolidated Statements of Operations.

                                                 Percent
                                                of Revenue
                                     ------------------------------
                                      Three Months    Nine Months
                                         Ended          Ended
                                      December 31     December 31
                                     --------------  --------------
                                      1997    1996    1997    1996
                                     ------  ------  ------  ------
Revenues                             100.0%  100.0%  100.0%  100.0%

Gross margin                          21.4     6.6    13.5    (2.5)
Research and development              31.7    11.2    29.0    14.2
Sales and marketing                   26.0     6.8    19.9    11.2
General and administration            52.2    23.9    41.3    32.2
Acquired in process R & D              --     30.1     4.3    19.0
Operating (loss)                     (88.5)  (65.5)  (80.9)  (79.2)
Net (loss)                           (89.7)  (61.5)  (76.3)  (90.0)

                                       December 31,    December 31,       %
Consolidated Revenue                       1997           1996          Change
--------------------                   ------------    ------------    --------
     Three months ended                    5,371           6,042       (11.1%)
     Nine months ended                    14,473           9,551        51.5%

Total revenue decreased $0.7 million, or 11.1% for the three months ended December 31, 1997 compared with the three months ended December 31, 1996 as a result of decreasing component revenue. Total revenue for the nine months ended December 31, 1997 increased $4.9 million or 51.5% from the corresponding period in 1996. These increases were the results of higher product revenue generated in the nine months ended December 31, 1997.

Product revenue, including Video CD players, digital advertisement insertion systems, computer peripheral products, and sub-assemblies, increased $2.2 million, or 87.4% to $4.7 million for the three months ended December 31, 1997 compared with the three months ended December 31, 1996. Product revenue for the nine months ended December 31, 1997 was $11.4 million, an increase of $6.3 million or 122.9% from the preceding year. These increases reflect increased market penetration of the Company's products, particularly in Asia through the Company's newly formed Panyu Joint Venture, as well as additional product lines from acquisitions made by the Company during its current fiscal year.

For the three month ended December 31, 1997, development and service revenue increased $0.6 million compared to the same period in the prior year as a result of the formation of the Panyu Joint Venture. The Panyu Joint Venture assembles product on behalf of Panyu. Prior to the increase in the Company's ownership of the Panyu Joint Venture, Panyu acted as a distributor for the Company's finished goods and owned 49% of the Panyu Joint Venture's capital (See Note 4- Business Combinations). There was no significant revenue generated from development and service contracts during the three and nine months ended December 31, 1996.

There was no component revenue in the three months ended December 31, 1997 compared to $3.5 million in the three months ended December 31, 1996. Total component revenue was $2.4 million for the nine months ended December 31, 1997 compared to $4.2 million for the same period in 1996. Component revenue is primarily derived from the sale of certain inventory parts in excess of current manufacturing needs of the Company, and was used to generate working capital and to establish relationships for sales of other Company products with certain Video CD manufacturers in China. It is anticipated that component revenue continue to decrease in absolute dollars and as a percentage of revenue in the future.

International revenue represented approximately 76.1% of total revenues in the third of quarter of fiscal 1998 compared to approximately 98.6% in the same quarter of fiscal 1997. The Company expects international revenue to continue to be a significant part of total revenue.

                                       December 31,    December 31,       %
Gross Margin                               1997           1996          Change
------------                           ------------    ------------    --------
     Three months ended                    1,148            401         186.3%
      as a percentage of revenue            21.4%           6.6 %
     Nine months ended                     1,950           (241)        909.1%
      as a percentage of revenue            13.5%          (2.5)%

The increase in the gross margin as a percentage of total revenue for the three and nine months ended December 31, 1997 compared to the same period last year was due to the combination of product mix and improved manufacturing efficiencies from increased sales volume, additional gross margin from the Panyu Joint Venture and decreased component sales, which have a low margin.

Although the Company's gross margin improved in the three and nine months ended December 31, 1997 compared with 1996, prices for Video CD players, sub-assemblies and components continue to decline as a result of intense competition in the China market and significant reductions in the cost of Video CD components which has further reduced the market price of Video CD players. The Company is developing its proprietary ViComp MPEG-I chip through its subsidiary, ViComp Technology, Inc. for use in its Video CD products. There can be no assurances, however, that the Company will be able to utilize these chips in its products on a timely basis or at all, or that the cost of these chips will be significantly lower than other comparable chips available to the Company's competitors.

                                       December 31,    December 31,       %
Research and Development                   1997           1996          Change
------------------------               ------------    ------------    --------
     Three months ended                    1,702            678         151.0%
      as a percentage of revenue            31.7%          11.2%
     Nine months ended                     4,194          1,360         208.4%
      as a percentage of revenue            29.0%          14.2%

Research and development expenses consist primarily of personnel and equipment costs required to conduct the Company's product development efforts. The increase in these expenses for the three and nine months ended December 31, 1997 was primarily attributable to additional headcount related to the continued expansion of the Company's worldwide operations, including the Digital Video division acquired in August 1997. In addition, the Company is increasing its funding of the development of DVD products. The Company expects that these expenses will continue to increase in dollar terms as the Company expands its development efforts.

                                       December 31,    December 31,       %
Sales and Marketing                        1997           1996          Change
-------------------                    ------------    ------------    --------
     Three months ended                    1,394            413         237.5%
      as a percentage of revenue            26.0%           6.8%
     Nine months ended                     2,880          1,067         169.9%
      as a percentage of revenue            19.9%          11.2%

Sales and marketing expenses consist primarily of personnel and consulting costs involved in the sales process and in the marketing of the Company's products, sales commissions, and expenses of trade shows. The increase in these expenses for the three and nine months ended December 31, 1997 was primarily due to business combinations that occurred during the quarter ended September 30, 1997 and headcount additions. Higher consulting fees and trade show expenses as a result of Company's commitment to improve worldwide marketing efforts and sales development have also contributed to the increased expenses. As the Company continues its marketing efforts, sales and marketing expenses in dollar terms are expected to continue to increase.


                                       December 31,    December 31,      %
General and Administrative                1997            1996        Change
--------------------------

                                       ______________________________________

     Three months ended                   2,805           1,447        93.8%
      as a percentage of revenue          52.2%           23.9%
     Nine months ended                    5,973           3,073        94.4%
      as a percentage of revenue          41.3%           32.2%

General and administrative expenses consist of administrative salaries and benefits, insurance and other business support costs, including legal and audit expenses. The increase in these expenses for the three and nine months ended December 31, 1997 resulted from hiring additional administrative personnel, as well as business acquisitions made during the second quarter of fiscal 1998. Higher legal, consulting and accounting fees in relation to various business combinations have also contributed to the increased expenses. The Company expects that general and administrative costs will increase in dollar terms as the Company expands its businesses.

Acquired in process Research and Development
--------------------------------------------

The Company expensed acquired in process research and development, a non-cash charge, during the nine months of Fiscal 1998 of approximately $0.6 million resulting from the acquisition of the DV Business and $1.8 million during the nine months of fiscal 1997 resulting from the acquisition of ViComp Technology, Inc.


                                       December 31,    December 31,      %
Other income                              1997            1996        Change
------------
                                       ______________________________________

     Three months ended                    178             260         (31.5%)
      as a percentage of revenue          3.3%            4.3%
     Nine months ended                     921             246         274.4%
      as a percentage of revenue          6.4%            2.6%

The decrease in other income for the three month ended December 31, 1997 resulted from lower interest income due to the declining cash balances and short-term investment. The increase in the nine months ended December 31, 1997 was primarily attributed from interest income generated by funds raised in the Company's public offerings.

The Company recorded an extraordinary non-cash charge in the quarter ended June 30, 1996 of approximately $1.3 million related to the repayment of the bridge notes issued in the bridge financing which were repaid in May 1996 from proceeds of the Company's initial public offering.

Liquidity And Capital Resources

As of December 31, 1997, the Company had working capital of $21.1 million, including cash and cash equivalents and short-term investments of $12.6 million, compared to working capital at March 31, 1997 of $32.7 million, including cash and cash equivalents of $32.2 million.

Net cash used in operating activities was $16.2 million for the nine months ended December 31, 1997 compared to $4.4 million for the nine months ended December 31, 1996. Substantially all of the net cash used in operating activities in the nine months ended December 31, 1997 represented the net loss of $11.0 million adjusted for non-cash charges for depreciation and amortization of $1.1 million and net cash used to fund increases in accounts receivable of $5.1 million and inventories of $1.9 million. Both accounts receivable and inventory balances have increased due to the expansion of the Company's operation. Substantially all the net cash used in operating activities in the nine months ended December 31, 1996 represented the net loss of $8.6 million adjusted by non-cash charges for depreciation and amortization of $0.2 million and deferred financing charges and accretion from bridge notes of $1.5 million and acquired in-process research and development of $1.8 million.

Net cash used in investing activities was $5.9 million for the nine months ended December 31, 1997 compared to $0.8 million for the nine months ended December 31, 1996. The $5.9 million of cash used for investing activities in the nine months ended December 31, 1997 includes the purchase of short-term investments ($2.5 million), acquisition of the DV Business ($1.6 million), acquisition of Synchrome Technology, Inc. ($0.8 million) and acquisition of property and equipment ($0.9 million). Net cash used for the nine months ended December 31, 1996 was primarily for acquisition of capital equipment.

Net cash provided by financing activities was minimal for the nine months ended December 31, 1997 compared to $36.9 million for the nine months ended December 31, 1996. Cash provided by financing activities in the nine month ended December 31, 1996 included net proceeds generated by the Company's initial public offering of $20.7 million, proceeds from secondary public offering of $23.1 million offset by the repayment of $7.0 million in bridge notes.

The above activities resulted in a decrease in cash and cash equivalents of $22.1 million for the nine months ended December 31, 1997 compared to an increase in cash and cash equivalents of $31.7 million for the nine months ended December 31, 1996.

Pursuant to the Transfer Agreement, the Company has agreed to purchase Video CD materials, parts and finished goods inventory from Panyu, the former joint venture partner of the Panyu Joint Venture, at an amount to be determined. In addition, in connection with the DV acquisition the Company has agreed to pay Arris additional contingent consideration of up to $5 million if the DV Business achieves certain revenue milestones. The contingent consideration paid to Arris will equal 15.5% of net revenues of the DV Business during the period from August 1, 1997 through March 31, 1998 (subject to such revenues exceeding $3 million) and 15.5% of the new revenues of the DV Business during the period from April 1, 1998 through January 31, 1999 (subject to such revenues exceeding $5 million).

The Company anticipates that the acquisitions made during the year and the Panyu Joint Venture will utilize a portion of the Company's working capital during the balance of the current fiscal year to fund expected operating losses. The Company continues to pursue additional acquisitions and strategic alliances to acquire or develop complementary business technologies and such acquisitions or alliances, if consummated, could utilize additional working capital of the Company. The Company is also reviewing its operating costs to determine where overlapping functions are being performed. These functions will be reviewed for potential consolidation and future cost savings to improve the Company's working capital.

The Company anticipates that its existing working capital will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed herewith or incorporated by reference:
        (10)  Material contracts incorporated by reference

              10.1  Ownership Shares Transfer Agreement by and between D.V.S.
                    H.K., a wholly-owned subsidiary of the Company, and Panyu.
              10.2 Lease Agreement by and between D.V.S. H.K., a wholly-owned subsidiary of the Company, and Panyu.
              10.3  Form of Joint Venture Partner Substitution Agreement
              10.4 Employment Agreement dated as of January 12, 1998 by and between the Company and Edward Miller.

              10.5  Lease Agreement by and between Digital Video systems, Inc.
                    and Dell Enterprises.

              27.1  Financial Data Schedule

              99.1  Certain Considerations

(b)   Reports on Form 8-K:
           None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Digital Video Systems, Inc.
                                     -------------------------------
                                          (Registrant)



Date:  February 12, 1998                /s/ Edward M. Miller
       ---------------------------          ------------------------
                                            Edward M. Miller--
                                            Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number
--------------

10.1 Ownership Shares Transfer Agreement by and between D.V.S. H.K., a wholly-owned subsidiary of the Company and Panyu.

10.2 Lease Agreement by and between D.V.S. H.K., a wholly-owned subsidiary of the Company, and Panyu.

10.3  Form of Joint Venture Partner Substitution Agreement

10.4 Employment Agreement dated as of January 12, 1998 by and between the Company and Edward M. Miller.

10.5  Lease agreement by and between Digital Video Systems, Inc.
       and Dell Enterprises.

27.1  Financial Data Schedule.

99.1  Other Considerations.