Form 10KSB
period 1998-03-31
DIGITAL VIDEO SYSTEMS INC
filed 1998-07-14
CIK 1009395

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-KSB

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the fiscal year ended March 31, 1998

                                      or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required).

     For the transition period from ________________ to ________________

                        COMMISSION FILE NUMBER 0-28472

                          DIGITAL VIDEO SYSTEMS, INC.
                (Name of small business issuer in its charter)

         DELAWARE                                  77-0333728
  (State of incorporation)             (I.R.S. Employer Identification No.)

                   160 Knowles Drive,  Los Gatos, CA  95032
              (Address of principal executive offices) (zip code)

                   Issuer's telephone number: (408) 874-8200

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



  Check mark indicates that disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

  The aggregate market value of the voting stock held by non-affiliates of registrant as of June 12, 1998 was approximately $13,678,000.

  There were 20,993,230 shares of registrant's common stock outstanding as of June 12, 1998.

  The following documents are incorporated by reference into this report:
Portions of registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the close of registrant's fiscal year, are incorporated herein by reference in Part III of this Annual Report.

================================================================================

Forward-Looking Statements

        This document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation
Act of 1995 that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, proposed sales of the Company's products, markets, and the development of the Company's products. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, the uncertainty of market acceptance of Video CD and DVD players and sub-assemblies and other Company products, including DVD-ROM products and network video, planned growth of the Company's operations, including potential acquisitions of other businesses or technologies, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, conducting business in foreign countries, such as China, South Korea and Taiwan, and the competitive market for the Company's products, and other factors described in
Exhibit 99.1 to this Form 10-KSB, or in other documents the Company files from time-to-time with the Securities and Exchange Commission.
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein the Company's Annual Report on Form 10-KSB for the fiscal year ended March
31, 1998.

PART I
Item 1. Description of Business.

Overview
        The Company was founded in 1992 to develop, manufacture, and market digital video compression and decompression hardware and software for entertainment, business and educational uses. The Company's current product offering includes Video CD players for the Chinese consumer market and for the commercial video market ("video engines"); video servers for the cable ad insertion and video-on-demand markets; and, CD-R, CD-RW products for the computer peripheral market. The Company has also developed a DVD player for the home entertainment market and expects to commence the marketing of this product and DVD-ROM products during the first half of the current fiscal year.

        During fiscal 1997, the Company completed its initial public offering (the "IPO") and a follow-on public offering, which together generated aggregate net proceeds of approximately $43.7 million. These proceeds have been used principally to repay $7 million of bridge notes, make business acquisitions and fund the growth in the Company's operations and the losses generated to date by those operations. The Company currently does not have any agreements, understanding, or commitments with respect to any proposed material acquisitions, joint ventures or other strategic alliances but may seek to enter into such transactions in the future to acquire complementary businesses or technologies or to create strategic alliances. However, the Company can give no assurances that any such transactions will be consummated in the future.

        In October 1996, the Company acquired ViComp Technology Inc. ("ViComp"), a development stage company that designs MPEG-1 integrated circuits for use in Video CD players and components. Pursuant to the acquisition, the Company issued 491,253 shares of its Common Stock for all the outstanding ViComp capital stock and granted options to certain ViComp shareholders exercisable for 189,557 shares of the Company's Common Stock. The transaction has been accounted for as a purchase and, accordingly, the initial purchase price and acquisition costs have been allocated to the identifiable assets and liabilities, including in-process research and development of $1.8 million that was immediately expensed.

        While DVS retains the intellectual property developed by ViComp, the Company has ceased the research and development program of this subsidiary effective March 31, 1998, since market conditions have made further development of an MPEG-1 decoder chip financially unattractive.
The Company has expensed a significant portion of assets, primarily fixed assets, associated with this development in fiscal 1998 as they have no alternate use (See Note 1 to the financial statements).

        In August 1997, the Company completed the acquisition of the business and certain assets and liabilities of the Digital Video division (the "DV Business") of Arris Interactive L.L.C. ("Arris") in a transaction accounted for as a purchase. The total purchase price of approximately $3.5 million included cash of $1.5 million, the issuance of 600,000 shares of common stock and related acquisition costs of $141,000. Under the original purchase agreement, Arris was not entitled to transfer or sell any of the shares of the Company's common stock acquired in the transaction until certain periods had elapsed and none of such shares were registered under any state or federal securities laws. In addition, the Company also initially agreed to pay Arris additional contingent consideration of up to $5 million if the DV
Business achieves certain revenue milestones. In March 1998, the Company and Arris agreed to remove the restriction on sale of the Company's common stock by Arris and cancel the provision for the payment of contingent consideration to Arris set forth in the agreement.

        In August 1997, the Company acquired substantially all of the assets of Synchrome Technologies, Inc., ("Synchrome") a privately held developer and manufacturer of multimedia and computer storage PC products. The purchase price of $1.0 million (including acquisition costs) was paid in cash and accounted for using the purchase method.

        In August 1997 the Company, through its wholly-owned subsidiary, D.V.S. H.K., and Panyu Tian Le Electrical Appliance Manufacturing Co., Ltd. ("Panyu") formed a joint venture (the "Panyu Joint Venture") in China to manufacture and distribute Video CD players and DVD players.
As initially formed, the Panyu Joint Venture was owned 51% by the Company, through D.V.S.H.K., and 49% by Panyu.

        In December 1997, the Company, and Panyu entered into an Ownership Shares Transfer Agreement ("the Transfer Agreement"). Pursuant to the Transfer Agreement, which is subject to local government approval, the Company purchased from Panyu its entire 49% interest in the Panyu Joint Venture for a nominal amount, thereby increasing the Company's interest in the venture to 100%. In January 1998, the Company sold a 10% interest in the Panyu Joint Venture for a nominal amount to Panyu Kembo Electrical Manufacturing Co; Ltd. ("Kembo") which is owned by Dr. An Yueh Zehan, a member of the law firm representing the Company in China. Kembo holds the interest as a nominee of the Company.

        In June 1998, the Company completed the acquisition of a perpetual, worldwide, royalty-free license to DVD-ROM technology owned by Hyundai Electronics Industries, Co., Ltd. ("Hyundai") in exchange for 2,000,000
shares of the Company's common stock.   In addition, the Company,
through a newly-formed, wholly-owned subsidiary, DVS-Korea, completed the acquisition of DVD-ROM manufacturing capabilities, a related research and development team and management from Hyundai for $1,000,000 in cash.

        The principal executive offices of the Company are located at 160 Knowles Drive, Los Gatos, California 95032. The Company's telephone number is (408) 874-8200.

Industry Background

Digital Video

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

        Because a standard for video compression is required for compressed video to be shared among various products, a number of industry leaders in consumer electronics, computers, and communications joined together through the International Standards Organization (the "ISO") to define a standard for compression of audio and video to CD-ROM called MPEG
(Motion Picture Experts Group) -1. MPEG-1 was adopted by the ISO in
1991. In 1994, the ISO adopted a standard for compression of audio and video to broadcast systems called MPEG-2. MPEG-2 permits better picture resolution than MPEG-1, but requires about four times as much data.

        Video CDs store information in MPEG format. Video CDs are the same size as audio CDs, about 120 millimeters in diameter and 1.2 millimeters in thickness, but allow up to 74 minutes of video and audio storage. Although the picture quality of Video CDs produced in accordance with MPEG-1 standards is not as good as that of laser discs (and is about comparable to that of video cassettes tapes), the smaller discs (i) allow superior interactive multimedia features through random access to specific audio and video track; and (ii) can be produced more cost effectively than laser discs or video cassettes. Further, the Company has developed a technology that is incorporated into its products known as "Video Perfect," which the Company believes provides video quality for Video CDs that is equivalent to that of laser disc.
The Video Perfect technique decompresses video at a higher bit-rate than MPEG-1, thus producing a better quality image.

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

        Consumer electronics manufacturers, together with motion picture studios, computer hardware companies and software developers, have produced the DVD standard, which the Company believes has the potential, over time, to supplant the VCR, computer CD-ROM, laser disc, Video CD and other platforms. DVD offers improvements over CD in terms of storage (per disc) and data transfer rates, leading to enhanced interactive, multimedia and game applications. Moreover, the Company believes that DVD offers several advantages over VCR, including increased picture resolution and audio quality, user enhancements such as quick random access and increased capacity, a more durable medium
(CD compared to VHS tape), and enhanced copyright protection of titles. Further, DVD supports Dolby Digital with six separate audio channels and includes features such as the ability to play existing audio, video and computer CDs. The greater data capacity of DVD also gives it the potential to display some combination of a soundtrack with up to eight language options, video options that can offer up to nine camera angles, up to 32 subtitle selections and a parental control system.

        The Company believes a number of factors, such as movie industry's endorsement and the computer industry's demand, should contribute to the long-term success of the DVD player.

        However, even though, the DVD player was launched in the United States in the first quarter of calendar 1997 by several consumer electronics companies, the commercial viability of the DVD player has not yet been established as a high demand consumer electronics product. The Consumer Electronics Manufacturers Association has stated that about 346,000 DVD players were shipped to US consumer electronics retailers in 1997, and another 149,000 units were shipped through April 1998.

Ad-Insertion

        Traditionally, video content in the cable television industry was recorded and transmitted as an analog signal, using video tapes and video tape recorders. Storing this content in digital form makes the video easy to retrieve and to manipulate. Combining this digital video content with the processing power of a server provided cable operators the opportunity to insert video content (advertisements) at precise times in an incoming cable program signal. This ability to insert ads in cable programming gave cable systems a revenue stream to supplement subscription revenue, which was long the traditional source of revenue.

        Prior to 1995, ad insertion products were typically based on proprietary server platforms that were not cost-effective for cable operators. At about that time, SeaChange International introduced an ad insertion platform that used standard Intel processors and Microsoft operating systems. Over the next two years, this single product offering allowed SeaChange to capture most of the market for ad insertion.

Computer Peripherals

        CD-R (write-once) drives and media were originally developed by Philips and Sony, as the next step in a progression from CD audio to CD-ROM to video CD. CD-R was developed to provide consumers with the ability to record music, videos, images or data for playback on their PC. The CD-R drive uses a laser to create a digital pattern in an organic dye present in the CD-R media, irreversibly changing the optical characteristics of the disc. This digital pattern or data can then be read in by a current CD-ROM drive as well as some CD audio players. The limitation of this product is that data can be written to the disk once only.

        To address the shortcoming of CD-R, Philips developed an extension of this product that was rewriteable, the CD-RW. This latter product uses phase-change technology to give the laser the ability to write multiple data patterns in the same media.

Products and Markets

        The Company's current product offering includes Video CD players for the Chinese consumer market and for the commercial video market ("video engines"); video servers for the video-on-demand and cable ad insertion markets; and CD-R and CD-RW products for the computer peripheral market. The Company has also developed a DVD player for the home entertainment market.
                Video CD Player

        The majority of the Company's product revenues during this fiscal year were generated by sales of consumer Video CD players and sub-assemblies in China and Hong Kong and commercial video CD players in the United States.

        A Video CD player looks like an audio CD player except that it plays both video and audio. Like a video cassette recorder ("VCR") and laser disc player, a Video CD player (in addition to the basic play feature) generally has slow motion, fast forward and reverse capabilities. For markets in Asia, Video CD players are also often equipped with karaoke features such as digital echo and the ability to change the key in which the music is played. As with a laser disc player, a Video CD player can access tracks randomly, but unlike a VCR, currently marketed Video CD players do not have recording capabilities.

        The Video CD player consumer market has grown rapidly over the last three years in China, and the Company believes that consumer markets may emerge in other developing countries such as India, Vietnam, Russia and the Philippines. Since its introduction to the Chinese market, the price of the Video CD player has declined as manufacturing capacity and competition have increased. The Company believes that manufacturing capacity for Video CD players substantially exceeds demand in this market. As a result, prices and margins for players have eroded to such an extent that the Company is not currently able to sell video CD players in this market at an adequate margin.

        The Company has decided no longer sell video CD players in China. The Company will sell its existing inventory of video CD players and is looking to move the production of video engine products and DVD players from Taiwan to China.

        The consumer market for Video CD players in the United States, Europe and other developed countries is generally not significant. The Company believes that this is due to the fact that few motion picture titles are available in a Video CD format in the United States and other developed countries and, consequently, few consumers in these markets have an incentive to purchase a Video CD player. Moreover, the VCR is firmly entrenched, with most households with sufficient income owning one. Because the image quality of Video CD and VHS tape are similar, the Video CD player offers no qualitative advantage over the VCR (which can also record material) to the consumer, even though both players are comparably priced. Because a large consumer entertainment market for Video CD players does not exist in the United States, Europe and other developed countries and in light of the intense price competition for Video CD players in China, the Company recently has focused on commercial applications for Video CD ("video engines") in these markets.

        Within this video engine market, the Company addresses several niches, with products for information kiosks, as well as for the hospitality, education, and entertainment markets. These products are marketed to retail stores, hotels, hospitals, museums, and educational institutions to deliver advertisements, movies and technical data, as well as training and educational material. The Company sells these products to kiosk integrators, who integrate the product as part of a complete solution, including software titles.

        The current product, the Video Engine 100, is similar to a consumer Video CD player, but has been adapted for commercial applications. It is currently being sold to those customers who require a continuous loop playback mode with minimal interactive requirements. This product contains an RS232 port that allows the player to interface with a computer.

        The Video Engine 200, which the Company intends to introduce in July 1998, is a CD-I player intended for the secondary and elementary education market. This is an interactive video CD player that has applications in several markets, including education, medical and corporate presentations. These players are manufactured for the Company by LG Electronics in South Korea.

        The Company intends to shift its video engine product line during fiscal year 1999 to a DVD video engine, which will be a modification of the consumer DVD player that has been developed. Additionally, during fiscal year 1999, the Company plans to introduce a more compact version of the Video Engine 100. The latter product will meet a need of certain of the Company's customers for a compact replacement of the VCR in retail stores.

        This family of products provide information display and kiosk suppliers with a range of choices for information delivery that are tailored to their unique requirements and which, the Company believes, are cost effective.

        MX Server

        The MX server, which the Company began shipping to customers in March 1998, provides video on demand ("VOD") over RF (coaxial cable) networks. Video-on-demand gives each user the ability to call up video content as needed, without affecting any other user's requirements on the system, and without requiring any other system user to view the same content.

        The core of the video on demand system is a low-cost, real-time video server, the MX server. In addition to supporting a library of immediately accessible video items on the server, the system supports one or more Video CD jukebox systems, which allows for large amounts of additional video material to be stored and accessed as required. The MX server has a flexible design. By changing the video content and modifying the user interface, these systems can be easily changed for different applications such as movies and karaoke for entertainment purposes; video training materials, research materials and interactive testing for educational purposes; and archiving for business purposes.

        The MX server may be controlled through the use of a browser interface on an ordinary networked PC. The use of a standard World Wide Web ("WWW") browser provides the ability to create and maintain databases using a standard graphical user interface. Menus and other user pages are displayed on a television or a PC monitor. The existing system is designed to operate over local area networks using Ethernet, coax or twisted pair wires. The Company's video server is functionally compatible with Internet WWW servers and browsers and uses HTML (the most commonly used language on the Internet) as the basis for all control and management functions. The Company has adapted its system to permit system navigation, video selection, loading, scheduling, and video library maintenance through the use of industry standard browsers.

        The MX server addresses several markets, including education, hospitality, entertainment, and medical applications. Typically, VOD products provide instructional video titles, movie entertainment on a pay-per-view basis, advertising at the point of sale and delivery of technical medical information when needed.

        In particular, the MX server fills a niche that larger competitors seem to have ignored. For the corporate market, where video is used for training purposes, the ability of the MX server to deliver video over coaxial cable is a significant advantage. To date, most competitors, deliver video over an Ethernet infrastructure. For most corporate networks, delivering video over Ethernet means that other traffic on the network must wait until video transmission is complete which introduces intolerable delays in network transmission. In addition, the Company's market data suggests that corporations do not want to deliver video to the desktop but to a television at a small number of fixed locations.

        In the education market, the attraction of the MX server is its low price and ease of use for streaming videos. In addition, the ability of DVS to package a low-cost encoder with the MX server allows customers in this market to make their own videos for distribution to the classroom or library, which the Company believes is a significant competitive advantage.

        In other markets, such as point of purchase advertising and sports arena venues, the MX server system is priced lower than the competing products. An advantage that the MX server offers is that it is bundled with a DVS load station to encode videos directly to the MX server.
This product takes full advantage of the Company's expertise in developing systems for decoding and encoding MPEG video.

        The MX server product will continue to evolve to meet customer needs by enhancing functionality while maintaining a price advantage over potential competitors. The MX server competes with other computer-based video server products. The Company believes that its product is more solutions-oriented and user-friendly than competing products.

         The Company is building a distribution network of professional video dealers, value-added resellers and system integrators to supplement the efforts of an internal sales force. The video dealer network established by the Company sells MX servers and video engines directly to end users such as educational institutions, libraries, retail chains, hospitals, and museums.

        DVD Player

        The Company has developed DVD players and is continuing to enhance DVD players for the consumer markets. It is anticipated that this product will be marketed to original equipment manufacturers ("OEMs") and on a proprietary basis and will be available in both consumer and commercial products.

        However, there can be no assurances that the DVD player market will become a significant one. Further, the competition for DVD players is expected to be intense. Among the factors that may limit widespread adoption of the current DVD player are the inability of current models to record, the introduction of a competing standard, and the relatively high retail price.

        On June 24, 1998, the Company completed the acquisition of a perpetual, worldwide, royalty-free license to DVD-ROM technology owned by Hyundai Electronics Industries, Co., Ltd. ("Hyundai") in exchange
for 2,000,000 shares of the Company's common stock.   In addition, the
Company, through a newly-formed, wholly-owned subsidiary, DVS-Korea, completed the acquisition of DVD-ROM manufacturing capabilities, a related research and development team and management from Hyundai for $1,000,000 in cash.

        Server Systems for Cable Ad Insertion

        With the acquisition of Digital Video from Arris, the Company entered the market for cable television ad insertion and near video on demand (NVOD) servers. This division, which the Company renamed the New Media Division, designs and manufactures servers that deliver MPEG-2 video to analog cable television set top boxes.

        Overview of New Media Division Product Architecture

        The New Media Division server solution is designed to be adaptable from the existing analog network to the developing digital network. The server architecture, consists of three levels: 1) video or networking switching, 2) local video storage, schedule management, and playback, and 3) central management and control. Configurations are designed around the needs of the broadband customer; whether it is a single cable headend or a large regional advertising interconnect.

        A summary of the products follows:

        Interconnect Server. This server controls the entire network, interfacing with multiple Headend Servers and content providers. Located at the central distribution point of a regional video network, it acts as the library storage and control center for the overall system. The Interconnect Server stores thousands of hours of program information and is able to control and interface with many Headend Servers. In addition, it provides transaction, traffic and billing interfaces, network arbitration and real-time video scheduling. Network performance, monitoring and maintenance functions are resident in all servers, but are controlled and monitored by the Interconnect Server.

        Headend Server. The Headend Server comes in two configurations: one scalable for up to 24 MPEG-2 channels and another scalable for up to 85 MPEG-2 channels. The Headend Server is located at the headend of a broadband or video distribution system. It stores advertisements, movies, infomercials and other media services and inserts content on schedule for viewing by subscribers. The Headend Server can operate in a stand-alone, or in a networked configuration with the Interconnect Server, both utilizing the EndZoneT software. The server supports
MPEG-2 data rates ranging from 1.5 to 9.5 megabits per second per channel.

        EndZoneT Software. An intuitive, end-to-end, server based management software solution that is designed to provide operators with a powerful, yet easy to manage software front-end for their content insertion systems.

        MPEG-2 Channel Decoder/Switch. This decoder is the bridge between the analog world and the digital system. Each Decoder chassis provides up to eight channels of real-time, studio-quality MPEG-2 decoding.
Each Channel Decoder is configured and monitored via the operator's terminal connected to the Server using EndZone software. The Channel Decoder is used for analog ad insertion and NVOD applications.

        Windows NT Ad Insertion Platform ("Catapult"). Within its digital-to-analog strategy, the New Media Division is presently developing a cost-reduced digital video platform based upon Microsoft Windows NT operating system, Pentium and PCI technologies. Catapult is been developed to deliver an ad insertion platform to cable systems with fewer than 20,000 subscribers, for whom the Company's current ad insertion system is not cost-effective.

        While the Company and its competitors have delivered a few systems in Europe, Latin America and Asia, the principal market for ad insertion is in the United States. Based upon reported revenues of all competitors, the market for ad insertion is less than $100 million.
This market is dominated by SeaChange International, which has captured an estimated 70% of the cable ad insertion market. The remaining market is divided among a number of competitors, including SkyConnect, CML/Limt, DVS and others. Due to the dominance of the industry by a single supplier and the number of competitors, the Company has decided to no longer sell its "Enterprise" product offering in May 1998 and is in the process of re-evaluating its overall business opportunities for both the "Catapult" product line, Window NT ad insertion platform, and the New Media Division.

        Computer Peripheral Products

        The acquisition of Synchrome added a computer peripheral product line and retail distribution channel within the United States. In addition, the acquisition gives the Company the opportunity to establish a sales channel for future computer peripheral products, such as DVD-ROM drives.

        The Company purchases CD-R(write-once compact disk) and CD-
RW(rewritable compact disk)   optical drives from a variety of
manufacturers and assembles them into an external or internal drive. The drive is then bundled with industry-standard software and packaged for sale to retailers. The Company is currently developing its own CD-RW optical drives.

        When connected to a PC, CD-R and CD-RW drives allow the user to copy data, sound, images, or video to a CD disk that can be read by a CD-ROM drive, an audio CD player, a video CD player, or a DVD-ROM drive depending on the type of data recorded.

        The market for CD-R and CD-RW is projected to grow to about 5 million units in 1998 calendar year from about 3 million units in 1997, according to Freeman and Associates, Inc.

        Video Encoding Products

        The Company's encoding systems are PC-based MPEG compression systems designed to provide turnkey solutions to encode MPEG-1 and MPEG-2 video streams. Two products, which the Company sells in small numbers, are described below.

        MPEG Solo/Duo. The Company has developed a video encoding board that provides the user with the capability to encode MPEG-1 or MPEG-2 videos. The Model 240 encoding board provides MPEG-1 compression, while the Model 480 encoding board upgrades the Model 240 to MPEG-2 compression at half D1(encoding rate). The Model 100 upgrades the Model
240 or Model 480 with a digital input interface. These encoding board sets are bundled with a PC and sold as an encoding load station with the MX server.

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

        The Company believes that the market for these products is limited.

ViComp Technology

        While DVS retains the intellectual property developed by ViComp, the Company has ceased the research and development program of this subsidiary effective March 31, 1998, since market conditions have made further development of an MPEG-1 decoder chip financially unattractive.
The Company has expensed a significant portion of assets, primarily fixed assets, associated with this development in fiscal 1998 as they have no alternate use (See Note 1 to the financial statements).

Manufacturing

        Most of the Company's current manufacturing efforts consist of producing Video CD players and Video Engines. The Company utilizes subcontractors in China and Taiwan to produce Video CD sub-assemblies for Video CD players and video engines. The Video CD players for the consumer market are assembled in the Panyu facility, while the video engine 100 is burned and tested in the Taiwan facility.

        The Company manufactures and assembles servers for ad insertion at its facility in Suwanee, Georgia.

        The Company assembles the MX server and computer peripheral products at its facility in Los Gatos, California. As most of these products have a short production cycle relative to a customer's need for such products, the Company manufactures them as orders are received.

        The Company will initially manufacture its DVD-ROM products in South Korea. The Company is in the process of setting up manufacturing arrangements, including subcontracting arrangements.

Marketing and Distribution

        The Company's representatives attend trade and industry shows to increase awareness and interest in digital video technology and the Company's products. The Company employs twenty-six full-time sales representatives who are based in Los Gatos, California, Suwanee, Georgia, Tokyo, Japan, China and Hong Kong to sell its products and anticipates that it will hire additional sales personnel as required. The Company has begun to establish a network of video dealers in the United States, who will resell the MX server and the video engine product line. As of June 1, 1998, the Company has signed agreements with 19 dealers.

Suppliers

        The Company obtains video CD components and subassemblies for video engines, consumer players and MX server and ad insertion servers from a variety of suppliers.

        The Company obtains its CD-R, CD-ROM and CD-RW drives from a variety of suppliers. The Company anticipates that its DVD products will incorporate optical components produced by a leading manufacturer.

        The Company has no contractual right to obtain any specified number of optical components from Matsushita and there can be no assurance that the Company will be able to meet all of its future needs for such components through Matsushita. Should the Company's ability to obtain the requisite number of such components be limited for any lengthy period of time or if the cost of such Matsushita components increases, or if such components are only available to the Company at prices substantially higher than those paid by the Company's competitors for these optical components or other functionally equivalent optical components, the Company's ability to supply products to its customers on a competitive basis or at all could be materially and adversely affected. The Company is currently evaluating alternative sources of supply and anticipates that it will begin the process of qualifying optical components made by other suppliers to work with the Company's DVD products. However, the qualification process may take from six to twelve months to complete.

Agreements With Hyundai

        On June 23, 1998, the Company completed a purchase transaction to acquire an exclusive, perpetual, royalty-free license for certain intellectual property relating to DVD-ROM technology from Hyundai
Electronics Industries, Co., Ltd. for 2,000,000 shares of the Company's
common stock.   The transaction also included the acquisition of
certain fixed assets for manufacturing and research and development, as well as inventory for $1 million cash.

        In January 1994 and April 1995, respectively, Hyundai purchased from the Company 3,247,473 shares of the Company's Series A Preferred Stock for approximately $5,000,000 and 649,526 shares of the Company's Series
B Preferred Stock for approximately $1,000,000.   In connection with
such purchases, Hyundai was given the right to designate a director, a right of first refusal relating to sales of the Company's securities
and certain registration rights.   Such public offering ("IPO") and
Hyundai waived its registration rights for 13 months following the closing of the IPO in May 1996. Hyundai's Series A Preferred Stock and the Series B Preferred Stock were converted into 3,896,999 shares of Common Stock upon the closing of the IPO in May 1996.

        In 1993, Hyundai and the Company entered into agreements relating to the Company's development of a consumer karaoke player, a karaoke jukebox, encoding machines and a karaoke network system. These agreements were subsequently amended in 1994 in connection with the Company and Hyundai agreeing to a manufacturing relationship for karaoke jukebox players. The Company and Hyundai subsequently entered into the 1995 Hyundai Technical Assistance and License Agreement ( the
" Technical Agreement") which subsumed part of the agreements entered into in 1993 and obligated the Company to develop MPEG-2 compressor products. The Technical Agreement is still in force.

Intellectual Property and Proprietary Rights

        The Company uses confidentiality and non-disclosure agreements with its employees, suppliers and distributors to protect its proprietary products and has integrated a majority of its intellectual property into complex devices to protect against reverse engineering. The
Company has filed patent applications in the United States and other countries covering certain of the technologies that relate to its MX server, video engine, and ad insertion products. There can be no assurance, however, that patents will be granted for any of these technologies or that any patent claims allowed will be sufficiently broad so as to provide meaningful patent protection for the Company or that even if obtained, that such patent claims will be enforced, especially in foreign jurisdictions. There are few barriers to entry into the market for the many of the Company's products. There can be no assurance, therefore, that any of the Company's competitors, many of whom have far greater resources than the Company, will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. Further, the Company distributes its products in countries where intellectual property laws are not well-developed or are poorly enforced. Legal protections of the Company's rights may be ineffective in such countries. Software piracy and ineffective legal protection of the Company's software in foreign jurisdictions, such as China, may cause substantial losses of sales by the Company, which could have a material adverse effect on the Company's operating results and financial condition.

        Although the Company has taken and will continue to take steps that it considers appropriate to protect its proprietary products, the Company believes its future success will depend primarily on its ability to rapidly bring to market products incorporating technological advances and then reducing the cost of these products rather than on establishing patent protection for them.


Research and Development

        Since its inception, the Company has devoted a substantial portion of its resources to research and product development, focusing on digital video compression as well as decompression hardware and software systems. Since the acquisition of the New Media Division, the Company has also spent much effort in developing products for the division. During the fiscal year ended March 31, 1997, the Company incurred research and development expenses of $2.8 million. For the fiscal year ended March 31, 1998, the Company incurred research and development expenses of $8.1 million, which includes $1.9 million of asset write-offs related to ViComp and the Company's New Media Division (see Management's Discussion and Analysis of Gross Margin and Research and Development).

        The Company currently anticipates that during the next twelve months its research and development efforts will focus on enhancing its DVD player, developing the next generation of DVD-ROM products, reducing the costs of its CD-RW and DVD-ROM products, adding features to its MX server, and extending the video engine product line. The Company anticipates that some of its research and product development personnel will be utilized to support the sales and marketing efforts of the Company in connection with customizing product applications for specific customers. There can be no assurance, however, that research and development efforts with respect to such products will progress as anticipated, that the Company will be able to reduce costs sufficiently to be able to compete with others marketing similar products or that new markets for these products will develop on a timely basis, if at all.

Competition

        The Company's products compete or will compete with those marketed by other manufacturers of Video CD players, DVD players, DVD-ROM products and CD-RW drives. Most of the Company's competitors and potential competitors, such as Sony, Matsushita, Philips, Hewlett
Packard, and Toshiba, are substantially larger in size and have far greater financial, technical, marketing, customer service and other resources than the Company.

        Certain of the Company's potential competitors may have technological capabilities or other resources that would allow them to develop alternative products that could compete with the Company's products. Potential competitors may begin operations or expand their existing operations into the Company's proposed markets before the Company is able to successfully market its products. There can be no assurance that future technological advances by competitors will not result in improved products or services that could adversely affect the Company's business. Competition in the electronics industry also extends to attracting and retaining qualified technical and marketing personnel, and there can be no assurance that the Company will be successful in attracting and retaining such qualified personnel.

        With respect to the sale of Video CD players, the Company competes with numerous Chinese companies, many of which have strong brand-name recognition in the region, such as Chang Hong and Idall. In addition, many of these competitors can manufacture Video CD players on a larger scale than the Company and, accordingly, may be able to take advantage of economies of scale. Competition in the Video CD market generally occurs on the basis of price and features. There can be no assurance that the Company can offer its customers products that are as competitively priced or as feature rich as these larger competitors.
Most of the Japanese and Korean manufacturers of video CD players, who had a significant share of the market in fiscal 1997, have been displaced by Chinese manufacturers in fiscal 1998.

        In the area of VOD systems, the Company competes with Starlight Networks, Inc., Concurrent Computer, Tektronix, and Network Connection as well as other sources for networked systems. The Company competes with these companies based on cost, quality, reliability and speed of video delivered. There can be no assurance that the Company will be able to compete favorably against products offered by its competitors in the future.

        As a reseller of CD-R and CD-RW products, the Company competes with Smart & Friendly, Hi-Val, Hewlett Packard and others. There can be no assurance that the Company will be able to compete favorably against products offered by its competitors in the future.

        For cable ad insertion systems, the Company competes with SeaChange International, SkyConnect and Channelmatic, among others. There can be no assurance that the Company will be able to compete favorably against products offered by its competitors in the future.

Employees

        As of March 31, 1998, the Company had 563 full-time employees, of whom 75 were research, development and engineering personnel, 65 were sales and marketing representatives, 316 were production personnel and 107 were operations and administrative personnel. The Company believes that its relations with its employees are good. The Company is not a party to any collective bargaining agreement. Competition for employees in the Company's industry is intense, and there can be, no assurance that the Company will be able to attract or retain other highly qualified personnel in the future.


Item 2. Properties

        Facilities

        The following is a description of the Company's facilities, all of which but Panyu, China are leased from unaffiliated third parties.
Panyu, China is leased from Panyu, the former joint venture partner of the Panyu Joint Venture.

                                                     Square       Lease
             Facility                  Location       Feet      Expiration
----------------------------------- --------------- --------- --------------
Corporate offices, sales and
 marketing and research and
 development......................  Los Gatos, CA     23,516  September 2000
Offices, sales and marketing and
 research and development.........  Suwanee, GA       16,500  December 2002
Research and development,
 manufacturing....................  Taipei, Taiwan     2,107  September 1998
Sales and marketing, laboratory,
 apartment, warehouse.............  Hong Kong          4,492  May 1999
Manufacturing plant, office and
 dormitory........................  Panyu, China     206,196  November 1999


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

                                                        High       Low
                                                      --------- ---------

Fiscal 1998:
 First quarter ended June 30, 1997................       $5.50     $2.88
 Second quarter ended September 30, 1997..........        5.50      3.00
 Third quarter ended December 31, 1997............        4.88      1.50
 Fourth quarter ended March 31, 1998..............        2.75      1.50

Fiscal 1997:
 First quarter ended June 30, 1996................      $12.00     $8.00
 Second quarter ended September 30, 1996..........        9.50      5.75
 Third quarter ended December 31, 1996............        9.25      5.75
 Fourth quarter ended March 31, 1997..............        9.13      3.50

        As of March 31, 1998, there were 126 record holders of the Common
Stock.

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


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation
Act of 1995 that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, proposed sales of the Company's products, markets, and the development of the Company's products. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, the uncertainty of market acceptance of Video CD and DVD players and sub-assemblies and other Company products, including DVD-ROM products and network video, planned growth of the Company's operations, including potential acquisitions of other businesses or technologies, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, conducting business in foreign countries, such as China, South Korea and Taiwan, and the competitive market for the Company's products, and other factors described in
Exhibit 99.1 to this Form 10-KSB, or in other documents the Company files from time-to-time with the Securities and Exchange Commission.
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein the Company's Annual Report on Form 10-KSB for the fiscal year ended March
31, 1998.

Overview

        Digital Video Systems, Inc. (the "Company") develops, manufactures and markets digital video compression and decompression hardware and software for entertainment, business and educational uses. The
Company's current product offering includes Video CD players, subassemblies and components for the consumer market and for the commercial video market ("video engines"), and interactive video engines and video-on-demand systems for the hospitality, entertainment, and education and kiosk markets, and to a lesser extent, digital MPEG compression systems, and sub-assemblies. The Company also offers digital advertisement insertion systems for the cable television market and CD-R and CD-RW for the computer peripheral market. The Company has also developed a DVD player for the home entertainment market and expects to commence the marketing of this product and DVD-ROM products during the first half of the current fiscal year.

        During fiscal 1997, the Company completed its initial public offering (the "IPO") and a follow-on public offering, which generated aggregate net proceeds of approximately $43.7 million. These proceeds were used principally to repay $7 million of bridge notes, to fund the growth in the Company's operations and the losses generated to date by those operations and business acquisitions.

        In October 1996, the Company acquired ViComp, a development stage company that designs MPEG-1 integrated circuits for use in Video CD players and components. Pursuant to the acquisition, the Company issued 491,253 shares of its Common Stock for all the outstanding ViComp capital stock and granted options to certain ViComp shareholders exercisable for 189,557 shares of the Company's Common Stock. The transaction has been accounted for as a purchase and, accordingly, the initial purchase price and acquisition costs have been allocated to the identifiable assets and liabilities, including in-process research and development of $1.8 million that was immediately expensed.

        While DVS retains the intellectual property developed by ViComp, the Company has ceased the research and development program of this subsidiary effective March 31, 1998, since market conditions have made further development of an MPEG-1 decoder chip financially unattractive.
The Company has expensed a significant portion of assets, primarily fixed assets, associated with this development in fiscal 1998 as they have no alternate use (See Note 1 to the financial statements).

        In August 1997, the Company completed the acquisition of the business and certain assets and liabilities of the Digital Video division (the "DV Business") of Arris Interactive L.L.C. ("Arris") in a transaction accounted for as a purchase. The total purchase price of approximately $3.5 million included cash of $1.5 million, the issuance of 600,000 shares of common stock and related acquisition costs of $141,000. In-process research and development of $0.6 million was immediately expensed during the fiscal year ended March 31, 1998 (" Fiscal 1998"). Under the original purchase agreement, Arris was not entitled to transfer or sell any of the shares of common stock until certain periods had elapsed and none of such shares are registered under any state or federal securities laws and any sales or transfers of such shares must be made in compliance with such laws. In addition, the Company also initially agreed to pay Arris additional contingent consideration of up to $5 million if the DV Business achieves certain revenue milestones.

        In March 1998, the Company and Arris agreed to remove the restriction on sale of the Company's common stock by Arris and provisions for the payment of contingent consideration to Arris set forth in the initial agreement.

        In August 1997, the Company acquired substantially all of the assets of Synchrome Technologies, Inc., ("Synchrome"), a privately held developer and manufacturer of multimedia and computer storage PC products. The purchase price of $1.0 million (including acquisition costs) was paid in cash and accounted for using the purchase method.

        Also in August 1997, the Company, through its wholly-owned subsidiary, D.V.S. H.K., and the Panyu Tian Le Electrical Appliance Manufacturing Co., Ltd. formed a joint venture in China to manufacture and distribute Video CD and DVD players. As initially formed, the Panyu Joint Venture was owned 51% by the Company, through D.V.S.H.K., and 49% by Panyu.

          In December 1997, the Company, and Panyu entered into an Ownership Shares Transfer Agreement ("Transfer Agreement"). Pursuant to which, the Company agreed to purchase from Panyu its entire 49% interest in the Panyu Joint Venture for a nominal amount, thereby increasing the Company's interest in the Venture to 100%. In January 1998, the
Company sold a 10% interest in the Panyu Joint Venture to Panyu Kembo Electrical Manufacturing Co; Ltd.,("Kembo"), which is owned by Dr. An
Yueh Zehan, a member of the law firm representing the Company in China, for a nominal amount. Kembo holds the interest as a nominee of the Company.


Results of operations for fiscal year ended March 31, 1998 (fiscal
1998) compared to year ended March 31, 1997 (fiscal 1997)

        The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenues for the years ended March 31, 1998 and 1997. See
Consolidated Financial Statements and Notes thereto include elsewhere herein.

                                           Percent Of Revenue
                                         ----------------------

                                          Year Ended March 31,
                                         ----------------------
                                            1998       1997
                                         ---------- -----------
Revenues.................................    100.0%      100.0%

Gross margin.............................    -16.4%       -5.1%
Research and development.................     45.8%       19.6%
Sales and marketing......................     32.7%       12.6%
General and administrative...............     53.6%       36.3%
Purchased in-process research and
 development.............................      3.5%       12.9%
Operating (loss).........................   -152.0%      -86.4%
Net (loss)...............................   -145.8%      -91.4%


                              March 31,  March 31,       %
Consolidated revenue            1998       1997        Change
(in thousands)
---------------------------------------- ---------- -----------
Product revenue...............  $14,524     $7,903        83.8%
Development and services reven      671        208       222.6%
Component revenue.............    2,443      6,010       -59.4%
                              ---------- ----------
   Total revenue..............  $17,638    $14,121        24.9%
                              ========== ========== ===========

        Total revenue increased $3.5 million, or 24.9% for fiscal 1998 compared with fiscal 1997 as a result of increasing product revenue, which was partially offset by decreasing component revenue.

         Product revenue consists of revenue from sale of Video CD players, digital advertisement insertion systems, computer peripheral products, and sub-assemblies. Product revenue increased $6.6 million, or 83.8%, for fiscal 1998 compared with fiscal 1997. The increase was due to newly acquired product lines in digital advertisement insertion systems and computer peripheral products. The increase was also attributed to the expansion of the Company's operations in Asia, including the Panyu Joint Venture formed during fiscal 1998.

        For the year ended March 31, 1998, development and service revenue increased $0.5 million, or 222.6%, compared to the same period in the prior year as a result of the formation of the Panyu Joint Venture in fiscal 1998. Prior to the sale by Panyu of its 49% interest in the Panyu Joint Venture, the Joint Venture assembled product on behalf of Panyu and held no ownership rights with respect to the manufacturing inventory; therefore, revenue generated by the Panyu Joint Venture was considered service revenue. Panyu also acted as a distributor for the Company's finished goods.

        Component revenue decreased $3.6 million, or 59.4%, in fiscal 1998 compared to the same period in fiscal 1997. The decrease resulted from the Company's decision to sell finished goods and sub-assemblies rather than component parts. Component revenue is primarily derived from the sale of certain inventory parts in excess of current manufacturing needs of the Company and was used to generate working capital and strengthen customer relationships. It is anticipated that component revenue will continue to decrease in absolute dollars and as a percentage of total revenue in the future. There were $1.4 million and $0 component sales to related parties or affiliates in fiscal 1998 and 1997, respectively.

        International revenue represented approximately 71.9% and 91.2% of total revenue for the years ended March 31, 1998 and 1997, respectively. The Company expects international revenue to continue to be a significant part of total revenue.

                              March 31,  March 31,       %
                                 1998       1997      Change
(in thousands)                ---------- ---------- -----------
Gross margin(loss)............  ($2,890)     ($719)     -301.9%
  as a percentage of revenue..    -16.4%      -5.1%

        Gross margin decreased $2.2 million, or 301.9%, in fiscal 1998 compared to fiscal 1997. Gross margin percentage decreased to negative
16.4 % in fiscal 1998 from negative 5.1% in fiscal 1997.

        Gross margin for product revenue decreased $2.9 million, or 451.5% to a negative gross margin of $3.6 million in fiscal 1998 from a negative gross margin of $0.6 million in fiscal 1997. Product gross margin as a percentage of product revenues decreased to negative 24.6% in fiscal 1998 from negative 8.2% in fiscal 1997. The decrease in the gross margin and gross margin percentage for fiscal 1998 was primarily due to the recognition of the cost of all shipments made by the Panyu Joint Venture while the Company deferred recognition of the associated revenue until such time as cash is received and the downward effect that intense competition had on the margin of receivables that were collected. In addition, the Company recognized write-downs of inventory totaling $1.6 million as a result of excess inventory and net realizable value (see Note 1 to the financial statements). This decrease was partly offset by a change in the mix of product shipped during the year.

        Gross margin for development and service revenue increased by $0.7 million in fiscal 1998 compared to fiscal 1997. The increase was primarily a result of revenue associated with sub-contracted assembly performed by the Panyu Joint Venture. Accordingly, gross margin percentage for fiscal 1998 has increased compared to fiscal 1997.

        Gross margin for components revenue was minimal for fiscal 1998 and 1997 and is expected to remain minimal as a result of the Company's decision to sell finished goods and sub-assemblies rather than component parts.

                              March 31,  March 31,       %
                                 1998       1997      Change
(in thousands)                ---------- ---------- -----------
Research and development......   $8,082     $2,761       192.7%
  as a percentage of revenue..     45.8%      19.6%

        Research and development expenses consist primarily of personnel and equipment prototype costs required to conduct the Company's development efforts.

        Research and development expenses increased $5.3 million, or 192.7%, during fiscal 1998 compared with the same period in fiscal 1997.
Research and development expenses as a percentage of net revenues in fiscal 1998 increased to 45.8% from 19.6% in fiscal 1997. The increase in these expenses and as a percentage of net revenues is primarily attributable to an increase in headcount by 45 employees related to the continued expansion of the Company's worldwide operations, including the New Media Division acquired in August 1997. In addition, during fiscal 1998, the Company wrote off approximately $1.9 million in intangible assets associated with and equipment used for research and development projects undertaken by ViComp and the New Media Divison. Further, the Company increased its funding of the development of its DVD player. The Company expects that research and development expenses in dollar terms will continue to increase as the Company expands its development efforts, including the development of DVD products.

                              March 31,  March 31,       %
                                 1998       1997      Change
(in thousands)                ---------- ---------- -----------
Sales and marketing...........   $5,771     $1,785       223.3%
  as a percentage of revenue..     32.7%      12.6%

        Sales and marketing expenses consist primarily of personnel and consulting costs involved in the selling process and in the marketing of the Company's products, sales commissions, and expenses associated with trade shows and advertising.

        Sales and marketing expenses increased $4.0 million, or 223.3%, during fiscal 1998 compared with the same period in fiscal 1997. Sales and marketing expenses as a percentage of net revenues in fiscal 1998 increased to 32.7% in fiscal 1998 from 12.6% in fiscal 1997. The increase in these expenses in aggregate dollar spending and as a percentage of net revenues for fiscal 1998 was primarily due to business acquisitions that occurred during the year which contributed to the headcount increase of 53 employees. In addition, consulting fees and trade show expenses increased as a result of Company's commitment to improve worldwide revenue growth. The Company expects that sales and marketing expenses in dollar terms will continue to increase as the Company continues to expand its sales and marketing efforts worldwide.

                              March 31,  March 31,       %
                                 1998       1997      Change
(in thousands)                ---------- ---------- -----------
General and administrative....   $9,447     $5,122        84.4%
  as a percentage of revenue..     53.6%      36.3%

        General and administrative expenses consist primarily of administrative salaries and benefits, insurance, facility, legal, accounting, investor relations and other business support costs.

        General and administrative expenses increased $4.3 million, or 84.4%, during fiscal 1998 compared with fiscal 1997. General and administrative expenses as a percentage of net revenues in fiscal 1998 increased to 53.6% in fiscal 1998 from 36.3% in fiscal 1997. The increase in these expenses and as a percentage of net revenues for the year ended March 31, 1998 resulted from additional administrative personnel associated with the business acquisitions made during the year. During fiscal 1998, the Company increased its general & administrative personnel from 18 to 107 employees. Higher legal, consulting and accounting fees incurred due to expansion of the Company's operation have also contributed to the increase in general and administrative expenses. The Company expects that general and administrative costs will increase in dollar terms to the extent the Company continues to expand its businesses.

                              March 31,  March 31,       %
                                 1998       1997      Change
(in thousands)                ---------- ---------- -----------
Purchased in-process research      $617     $1,819       -66.1%
 development..................
  as a percentage of revenue..      3.5%      12.9%

        Purchased in-process research and development expenses were $0.6 million and $1.8 million in fiscal 1998 and 1997, respectively.
Purchased in-process research and development expenses were incurred as a result of the acquisition of the DV Business in August 1997 and ViComp in October 1996.

                              March 31,  March 31,       %
                                 1998       1997      Change
(in thousands)                ---------- ---------- -----------
Other income and expense, net.   $1,089       $559        94.8%
  as a percentage of revenue..      6.2%       4.0%

        The increase in other income during fiscal 1998 resulted primarily from earning interest from funds raised in the Company's public offerings for a full year in fiscal 1998 compared to a partial year's earning in fiscal 1997.

        Extraordinary item. In fiscal 1997, the Company recorded an extraordinary item of $1.3 million for the early extinguishment of bridge notes. The bridge notes were issued in January and March 1996 and were repaid in May 1996 from the proceeds of the Initial Public Offering.

        Income taxes. The Company incurred net losses and consequently paid no federal or state income taxes in fiscal 1998 or 1997. For federal and state tax purposes, the Company has net operating loss carryforwards as of March 31, 1998 of approximately $31 million and $4.0 million, respectively, which will expire in various years beginning with 1999 if not utilized.

        Due to the "change in ownership" provisions of the Internal Revenue Code, the availability of the Company's net operating loss and credit carryforwards may be subject to an annual limitation in future periods. Such a limitation could substantially limit the eventual tax utilization of these carryforwards.

        The Company has established a valuation allowance against its deferred tax assets of $13.2 million due to uncertainty surrounding the realization of such assets. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. If it is determined that it is more likely than not that the deferred tax assets are realizable, then the valuation allowance will be appropriately reduced.

Liquidity and Capital Resources

        As a result of the Company's significant operating losses and the cost of acquiring and funding recent acquisitions, the Company's working capital has been substantially reduced. The Company ended fiscal 1998 with working capital of $8.3 million and cash, cash equivalents and short-term investments of $6.9 million compared with $32.7 million of working capital and $32.2 million of cash and cash equivalents at the end of fiscal 1997. The Company's accumulated deficit was $46 million at March 31, 1998. The Company's available working capital is inadequate to fund the DVD-ROM operation and the planned launch of its recently acquired DVD-ROM products, while maintaining the Company's other activities.

        To provide additional working capital, in June 1998 the Company borrowed $1,000,000 from Dr. Edmund Y. Sun, the Company's Chairman and Chief Technology Officer. The loan from Dr. Sun will be converted into shares of the Company's common stock in July 1998 (at a price equal to 100% of the average closing price of the Company's common stock over the five trading days preceding the conversion) and with Dr. Sun to receive registration rights to cover these shares. Notwithstanding the financing provided by Dr. Sun, the Company will need to generate additional liquidity to meet its current obligations and maintain its current level of operations or to fund any significant future increase in revenues. The Company is actively seeking additional financing to meet those needs. Management's plan in continuing their operations include raising additional funds from new and existing investors and financial institutions, evaluating its operating costs for potential consolidation and future cost savings and generating revenues from product sales.

        The Company's goal will be to bring to market higher-margin products based on the Company's engineering capabilities, such as the DVD player and DVD-ROM product lines, and to provide adequate technical and marketing support for currently marketed products. In addition, the Company intends to convert its commercial Video CD product lines to DVD-based product lines. To meet the Company's objectives, operations will be streamlined and lower-margin product lines or other operations that are likely to generate significant negative cash flow for the foreseeable future will be eliminated. As part of this plan the Company will no longer produce consumer Video CD players in China and will no longer produce the New Media Division's current product line while completing development of its Catapult ad insertion product for sale or license to a third party.

        There can be no assurance that the Company will obtain additional financing or product revenue necessary to continue operations. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

        Net cash used in operating activities totaled $21.2 million in fiscal 1998 compared to $8.5 million in fiscal 1997. Substantially all of the net cash used in operating activities in fiscal 1998 represented the net loss of $25.7 million adjusted for non cash charges to operations of $1.9 million for depreciation and amortization, $2.5 million for the write off of operating and intangible assets and $0.6 million for purchased in-process research and development. Substantially all of the net cash used in operating activities in fiscal 1997 represented the net loss of $12.9 million adjusted for non-cash charges to operations of $0.4 million for depreciation and amortization, $1.5 million for the write off of deferred financing charges and accretion related to bridge notes, and $1.8 million for purchased in-process research and development.

        Net cash used in investing activities totaled $5.2 million in fiscal 1998 compared to $1.3 million in fiscal 1997. Substantially all of the net cash used in investing activities in fiscal 1998 was for the acquisition of the DV Business of $1.6 million and Synchrome of $1.0 million, acquisition of property and equipment and licenses of $1.3 million and the purchase of short-term investments of $1.0 million. Substantially all of the net cash used in investing activities in fiscal 1997 was for the acquisition of property and equipment of $1.1 million. The Company has no material capital expenditure commitments.

        Net cash provided by financing activities was minimal in fiscal 1998 compared to $37.3 million in fiscal 1997. In fiscal 1997, net proceeds from the Company's initial public offering ("IPO") and follow-on offering totaled $44.3 million. This amount was offset by $7.0 million used to repay bridge notes.

        The above activities resulted in decreases in cash and cash equivalents of $26.3 million in fiscal 1998 compared to an aggregate increase of $27.6 million in fiscal 1997.
        The Company has an inventory purchase commitment with Siemens Energy & Automation, Inc. of approximately $0.7 million as of March 31, 1998.

Charge to income in the event of release of escrow securities

        In the event the Company attains any of the earning or stock price thresholds required for the release of all or a portion of the securities placed in escrow in connection with the IPO, the release of such securities will result, for financial reporting purposes, in compensation expense to the Company. Accordingly, the Company will, in the event of the release of the securities escrowed in connection with the IPO, recognize, during the period that the conditions for such release are met, a substantial non-cash charge to earnings for financial reporting purposes for the period or periods during which such securities are, or become probable of, being released from escrow. The amount of this charge will be equal to the fair market value of such securities on the date of release from escrow.

Seasonality

        The Company's business in China and Taiwan is somewhat seasonal, with demand for consumer products generally being higher in the fourth calendar quarter and lower in January and February due to the Chinese New Year.

Year 2000

        Product Liability. While the Company believes that most of its currently developed and actively marketed products are Year 2000 compliant for significantly all functionality, these products could contain errors or defects related to the Year 2000. Product lines that may be affected by the Year 2000 issue are the MX Server and Server Systems for Cable AD Insertion. The Company did not ship the MX Server until March 1998 and has decided to discontinue its current Cable Ad Insertion product offering, "Enterprise", in May 1998. The Company believes that the impact from the Year 2000 will not be significant to its product lines as a whole.

        Corporate Systems. The Company will start an assessment of its computer systems and software and will modify or replace portions of its software so that its operating systems will function properly with respect to dates in the Year 2000 and thereafter. The Company will evaluate system interfaces with third-party systems, such as those of key suppliers, distributors and financial institutions, for Year 2000 functionality. The Year 2000 project cost is not expected to be material. The Company believes that, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company. Additionally, the systems of other companies with which the Company does business may not address any Year 2000 problems on a timely basis, which could have an adverse affect on the Company's systems or business transactions. As testing of Year 2000 functionality of the Company's systems must occur in a simulated environment, the Company will not be able to test full system Year 2000 interfaces and capabilities prior to Year 2000. The Company believes that its exposure on Year 2000 issues is not material to its business as a whole.

Item 7. Financial Statements.

        The following financial statements of the Company are included in this report:

--      Consolidated Balance Sheets-March 31, 1998

--      Consolidated Statements of Operations-Years ended March 31, 1998 and 1997

--      Consolidated Statements of Stockholders' Equity-Years ended March
31, 1998 and 1997

--      Consolidated Statements of Cash Flows-Years ended March 31, 1998 and 1997

--      Notes to Consolidated Financial Statements


Item 8. Changes In and Disagreement With Accountants on Accounting and Financial Disclosure.

        Not Applicable






















REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Digital Video Systems, Inc.

        We have audited the accompanying consolidated balance sheet of Digital Video Systems, Inc. as of March 31, 1998, and the related consolidated statements of operations, stockholders equity, and cash flows for each of the two years in the period ended March 31, 1998.
The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Video Systems, Inc. at March 31,1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming Digital Video Systems, Inc. will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred recurring operating losses. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or on the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                      ERNST & YOUNG LLP
San Jose, California
July 9, 1998















                          DIGITAL VIDEO SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                              March 31, 1998

                            ASSETS
Current assets:
  Cash and cash equivalents..........................     $5,915
  Short-term investments.............................      1,033
  Accounts receivable, less allowance for doubtful         1,139
   accounts of $1,562 ...............................
  Inventories........................................      5,002
  Prepaid expenses and other current assets..........        792
                                                       ----------
    Total current assets.............................     13,881
Property and equipment, net..........................      1,117
Intangibles..........................................        645
Other assets.........................................         85
                                                       ----------
                                                         $15,728
                                                       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................     $2,151
  Accrued liabilities................................      3,401
                                                       ----------
    Total current liabilities........................      5,552

Stockholders' equity:
  Preferred stock, $0.0001 par value:
   5,000,000 shares authorized; no shares issued
   or outstanding at March 31, 1998..................       --
  Common stock, $0.0001 par value:
   80,000,000 shares authorized; 20,970,164
   shares issued and outstanding at March 31, 1998...          3
  Additional paid-in capital.........................     56,510
  Accumulated deficit................................    (46,015)
  Cumulative  translation adjustments................       (249)
  Deferred compensation..............................        (73)
                                                       ----------
    Total stockholders' equity.......................     10,176
                                                       ----------
                                                         $15,728
                                                       ==========

See Notes to Consolidated Financial Statements.

                          DIGITAL VIDEO SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          Year Ended March 31,
                                         ----------------------
                                            1998       1997
                                         ---------- -----------
Revenue:
  Product revenue........................  $14,524      $7,903
  Development and services revenue
   (including $641 and $150 from related
   parties and affiliates for the years
   ended March 31, 1998 and 1997,
   respectively).........................      671         208
  Component revenue......................
   (including $1,357 and $0 from related
   parties and affiliates for the years
   ended March 31, 1998 and 1997,
   respectively).........................    2,443       6,010
                                         ---------- -----------
    Total revenue........................   17,638      14,121
                                         ---------- -----------

Cost of product revenue..................   18,103       8,552
Cost of development and services revenue.       25         254
Cost of component revenue................    2,400       6,034
                                         ---------- -----------
    Gross margin(loss)...................   (2,890)       (719)

Operating expenses:
  Research and development...............    8,082       2,761
  Sales and marketing....................    5,771       1,785
  General and administrative.............    9,447       5,122
  Purchased in-process research and
   development...........................      617       1,819
                                         ---------- -----------
    Total operating expenses.............   23,917      11,487
                                         ---------- -----------
    Loss from operations.................  (26,807)    (12,206)
Interest expense.........................     --          (316)
Interest and other income................    1,089         875
                                         ---------- -----------
Loss before extraordinary item...........  (25,718)    (11,647)
Extraordinary item-loss from early
 extinguishment of bridge notes..........     --        (1,264)
                                         ---------- -----------
Net loss................................. ($25,718)   ($12,911)
                                         ========== ===========
Basic and Diluted net loss per share before
 extraordinary item (pro forma 1997).....   ($2.09)     ($1.27)

Basic and Diluted net loss per share
 (pro forma 1997)........................   ($2.09)     ($1.40)
                                         ========== ===========
Shares used in the calculation
 of Basic and Diluted net loss per share.   12,276       9,194
                                         ========== ===========

See Notes to Consolidated Financial Statements.

                          DIGITAL VIDEO SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                                             Cumula-
                                                                                               tive
                                   Convertible                           Addi-               Transla-
                                 Preferred Stock     Common Stock       tional    Accumu-      tion   Deferred
                               ------------------- -------------------  Paid-in    lated     Adjust-   Compen-
                                 Shares    Amount    Shares    Amount   Capital   Deficit     ments    sation     Total
                               ----------- ------- ----------- ------- --------- ----------  -------- --------- ---------
BALANCE AT MARCH 31, 1996.....  5,232,948      $1   6,725,624      $1    $9,154    ($7,386)     ($31)     (151)    $1,588
 Exercise of common stock
  options.....................       --       --      330,357     --         46        --        --        --         46
 Sale of IPO Units, net of
  issuance costs..............       --       --    4,830,000     --     20,714        --        --        --     20,714
 Conversion of preferred
  stock to common stock....... (5,232,948)     (1)  5,232,948       1       --         --        --        --        --
 Reduction of  deferred
  compensation for options
  placed in escrow............       --       --         --       --        (97)       --        --         97       --
 Follow-on sale of Units,
  net of issuance costs.......       --       --    2,645,000     --     23,032        --        --        --     23,032
 Issuance of common stock
  to acquire ViComp...........       --       --      491,253     --      1,756        --        --        (48)    1,708
 Shares and warrants issued
  to a consultant.............       --       --        4,397     --         23        --        --        --         23
 Amortization of deferred
  compensation................       --       --         --       --        --         --        --         16        16
 Translation adjustment.......       --       --         --       --        --         --        (41)      --        (41)
 Net loss........                    --       --         --       --        --     (12,911)      --        --    (12,911)
                               ----------- ------- ----------- ------- --------- ----------  -------- --------- ---------
BALANCE AT MARCH 31, 1997.....       --       --   20,259,579       2    54,628    (20,297)      (72)      (86)   34,175
 Exercise of common stock
  options.....................       --       --      247,130     --         36        --        --        --         36
 Shares and warrants issued
  to a consultant.............       --       --        4,215     --         11        --        --        --         11
 Cancellation of ViComp
   escrowed shares............       --       --     (140,760)    --        --         --        --        --        --
 Issuance of common stock
  to acquire Digial Video
  Division from Arris.........       --       --      600,000       1     1,835        --        --        --      1,836
 Amortization of deferred
  compensation................       --       --         --       --        --         --        --         13        13
 Translation adjustment.......       --       --         --       --        --         --       (177)      --       (177)
 Net loss........                    --       --         --       --        --     (25,718)      --        --    (25,718)
                               ----------- ------- ----------- ------- --------- ----------  -------- --------- ---------
BALANCE AT MARCH 31, 1998.....       --     $ --   20,970,164      $3   $56,510   ($46,015)    ($249)     ($73)  $10,176
                               =========== ======= =========== ======= ========= ==========  ======== ========= =========

          See Notes to Consolidated Financial Statements

                          DIGITAL VIDEO SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                              Year Ended
                                               March 31,
                                         -------------------
                                           1998      1997
                                         --------- ---------
OPERATING ACTIVITIES
Net loss..............................   ($25,718) ($12,911)
Adjustments to reconcile net loss to
 net cash used in operating
 activities:
  Depreciation........................      1,200       415
  Amortization........................        696        16
  Deferred financing charges and
   accretion related to bridge notes..        --      1,491
  Shares and warrants issued to a
   consultant.........................         11        23
  Purchased in-process research and
   development........................        617     1,819
  Write-off of operating and
   intangible assets .................      2,524       --
  Loss on disposal of fixed assets....        121       --
  Changes in operating assets and
   liabilities:
    Accounts receivable...............      1,803    (2,340)
    Inventories.......................     (3,538)      910
    Prepaid expenses and other
     current assets...................       (331)     (202)
    Accounts payable..................       (864)    1,856
    Accrued liabilities...............      2,313       441
                                         --------- ---------
      Net cash used in operating
       activities.....................    (21,166)   (8,482)
                                         --------- ---------
INVESTING ACTIVITIES
Acquisition of property and equipment.       (954)   (1,139)
Business combinations, net of cash
 acquired.............................     (2,670)     (147)
Purchase of short-term cash
 investments..........................     (3,366)      --
Maturities of short-term investments..      2,333       --
Purchases of intangibles..............      (320)       --
Other investing activities............       (199)      --
                                         --------- ---------
      Net cash used in investing
       activities.....................     (5,176)   (1,286)
                                         --------- ---------
FINANCING ACTIVITIES
Net proceeds from public offerings
 of Units.............................        --     44,284
Proceeds from exercise of stock
 options..............................         36        46
Repayment of bridge notes.............        --     (7,000)
                                         --------- ---------
      Net cash provided by financing
       activities.....................         36    37,330
                                         --------- ---------
Net increase/(decrease) in cash and cash
 equivalents..........................    (26,306)   27,562
Cash and cash equivalents at beginning
 of year..............................     32,221     4,659
                                         --------- ---------
Cash and cash equivalents at end of
year..................................     $5,915   $32,221
                                         ========= =========
Supplemental disclosure of cash flow
 information:
  Interest paid.......................      $ --       $173
Supplemental disclosure of non-cash
  Common stock issued in acquisitions.     $1,836    $1,756


See Notes to Consolidated Financial Statements.

DIGITAL VIDEO SYSTEMS, INC.
Notes to Consolidated Financial Statements

Note 1 - The Company and its Significant Accounting Policies

        The Company

                Digital Video Systems, Inc. (the "Company") develops, manufactures and markets digital video compression and decompression hardware and software for entertainment, business and educational uses. The Company's current product offering includes Video CD players, subassemblies and components for the consumer and for the commercial video markets ("video engines"), and interactive video engines and video-on-demand systems for the hospitality, entertainment, education and kiosk markets, and to a lesser extent, digital MPEG compression systems, and sub-assemblies. The Company also offers digital advertisement insertion systems for the cable television market and CD-R and CD-RW for the computer peripheral market. The Company has also developed a DVD player for the home entertainment market.

        Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany balances and transactions have been eliminated.

        As a result of the Company's significant operating losses and the cost of acquiring and funding its recent acquisitions, the Company's working capital has been substantially reduced. The Company ended fiscal 1998 with working capital of $8.3 million and cash, cash equivalents and short-term investments of $6.9 million compared with $32.7 million of working capital and $32.2 million of cash and cash equivalents at the end of fiscal 1997. The Company's accumulated deficit was $46 million at March 31, 1998. The Company's available working capital is not sufficient to fund the DVD-ROM operations and the planned launch of its recently acquired DVD-ROM products, while maintaining the Company's other activities.

        To provide additional working capital, in June 1998 the Company borrowed $1,000,000 from Dr. Edmund Y. Sun, the Company's Chairman and Chief Technology Officer. The loan from Dr. Sun will be converted into shares of the Company's common stock in July 1998 (at a price equal to 100% of the average closing price of the Company's common stock over the five trading days preceding the conversion) and with Dr. Sun to receive registration rights to cover these shares. Notwithstanding the financing provided by Dr. Sun, the Company will need to generate additional liquidity to meet its current obligations and maintain its current level of operations or to fund any significant future increase in revenues. The Company is actively seeking additional financing to meet those needs. Management's plan in continuing their operations include raising additional funds from new and existing investors and financial institutions, evaluating its operating costs for potential consolidation and future cost savings and generating revenues from product sales.

        The Company's goal will be to bring to market higher-margin products based on the Company's engineering capabilities, such as the DVD player and DVD-ROM product lines, and to provide adequate technical and marketing support for currently marketed products. In addition, the Company intends to convert its commercial Video CD product lines to DVD-based product lines. To meet the Company's objectives, operations will be streamlined and lower-margin product lines or other operations that are likely to generate significant negative cash flow for the foreseeable future will be eliminated. As part of this plan the Company will no longer produce consumer Video CD players in China and will no longer produce the New Media Division's current product line while completing development of its Catapult ad insertion product for sale or license to a third party.

        There can be no assurance that the Company will obtain additional financing or product revenue necessary to continue operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include impairment write-downs of fixed assets and intangibles and the level of accounts receivable and inventory reserves. Actual results could differ from those estimates.

        Cash and Equivalents and Short-term Investments

        Cash and cash equivalents include money market accounts and highly liquid debt instruments with a remaining maturity of three months or less at the date of purchase. Short-term investments consist of money market instruments, investments in municipal bonds and mutual funds with carrying values which approximate their market values.

        In accordance with Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity
Securities", the Company has classified its debt securities as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity when material. Unrealized gains and losses and realized gains and losses for each period presented have not been material. The cost of securities sold is based on the specific identification method.

        Revenue Recognition

        Revenue from product and component sales are recognized upon the later of shipment, acceptance of the product by the customer, or when payment from the customer is assured. Product revenue from the Company's Panyu Joint Venture is recognized when cash is received although the related cost of sale is recognized as product is shipped. The Company offers limited stock rotation and price protection under certain programs. The Company estimates and maintains a reserve for product returns and price protection.

        Development revenue is recognized based upon the completion of specified milestones in accordance with the agreement terms, typically as costs are incurred. Costs related to development revenues are included in cost of development and service revenues in accompanying statements of operations. Service revenues, including sub-contract revenue earned by the Panyu Joint Venture, are recognized as cash is received for services performed.

        Advertising Expense

        Advertising expenditures are charged to operations as incurred and total $313,000 and $100,000 in fiscal 1998 and 1997, respectively.

        Inventories

        Inventories are stated at the lower of actual cost (first-in, first-out method) or market. The Company has recorded a write-down of inventory and a charge to cost of product revenue of $0.4 million to reflect net realizable value as of March 31, 1998. Additionally, management determined that inventory of certain products was in excess of the Company's current requirements based on past levels of sales and sales forecasted in fiscal 1999. Management has developed a program to reduce inventories to levels that are consistent with forecasted sales and has expensed to cost of product revenue, $1.2 million, related to excess and obsolete inventory.

        Property and Equipment

        Property and equipment are stated at cost net of accumulated depreciation and amortization or at their impaired value. Depreciation and amortization are computed using the straight-line method over the assets estimated useful lives of two to five years.

        The Company has adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be
Disposed of". As a result of the existance of certain impairment indicators, the Company has determined that the value of certain assets are impaired and has recorded impairment write-downs of $0.5 million in relation to those assets which has been included in research and development expenses. Those impairment indicators include: recurring operating losses, further development of an MPEG-1 decoder chip becoming financially unattractive and the dominance of the Cable Ad Insertion market by a single supplier.

         Intangibles

        Intangible assets consist of acquired technology and purchased goodwill and are stated at cost net of accumulated amortization or at their impaired value. Amortization is computed using the straight line method over the assets estimated useful lives of 5 months to 7 years.

        As a result of the existence of certain impairment indicators, the Company has determined that the value of certain assets are impaired and has recorded impairment write-downs of $1.4 million in relation to certain intangible assets and which has been expensed to research and development in fiscal 1998. Those impairment indicators include:
recurring operating losses and the dominance of the Cable Ad Insertion market by a single supplier. Due to the dominance of the industry by a single supplier and the number of competitors, the Company has discontinued its "Enterprise" product offering in May 1998 and is in the process of re-evaluating its overall business opportunities for both the "Catapult" product line and the New Media Division.


        Foreign Currency Translation

        The functional currency of the Company's foreign subsidiaries is the local currency. Translation adjustments, which result from the process of translating foreign currency financial statements into U.S. dollars, are included as a separate component of stockholders' equity.
Transactional gains and losses, which have not been material to date, are included in interest and other income in the accompanying statement of operations.

        Certain Concentrations

          Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments, and receivables from customers. The Company primarily invests its cash equivalents and short-term investments in time deposits with high-credit quality institutions and corporate bonds and notes. The Company is exposed to credit risk in the event of default by these institutions and corporate entities to the extent of the amount recorded in the balance sheet. With respect to receivables from customers, the Company primarily sells its products worldwide to original equipment manufacturers and product distribution companies in Asia. The Company generally does not require collateral, and maintains reserves for potential credit losses.

          Foreign Operations

        A significant proportion of the Company's operations are based outside of the United States, principally in China, Hong Kong and Taiwan. As a result, the Company will be subject to the need to comply with a wide variety of foreign laws and regulations. In particular, the Company may be materially adversely affected by changes in the political, social and economic conditions in these countries, and by changes in government policies with respect to such matters as laws and regulations, methods to address inflation, currency conversion and restrictions and rates and methods of taxation.

          Revenue

        A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies, charges in local regulatory or economic condition could adversely affect operating results.

        During the year ended March 31, 1998, one customer accounted for 31% of total revenue. During the year ended March 31, 1997, four customers accounted for 25%, 20%, 16% and 12% of total revenue respectively.

        Net Loss Per Share

         In 1997 the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted net income (loss) per share with basic and diluted net income (loss) per share. Unlike primary net income (loss) per share, basic net income (loss) per share excludes any dilutive effects of options, warrants and convertible securities.
Diluted net income (loss) per share is very similar to the previously reported net loss per share. Net loss per share amounts for all periods have been presented and, where appropriate, restated to conform to the FAS 128 requirements.

        Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares during the periods, except those that are antidilutive.

        Recent Accounting Pronouncements

        In June 1997, the Financial Accounting Standards Board issued SFAS No.130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements and is required to be adopted by the Company beginning in fiscal 1999. The Company is evaluating the potential impact of this accounting pronouncement on required disclosures. The Company anticipates that its unrealized gain and loss on investments and cumulative translation adjustment balances will be included as components of comprehensive income.

        Additionally, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information in annual statements and interim financial reports regarding operating segments, products and services, geographic areas and major customers. SFAS 131 will be effective be for the Company for fiscal 1999 year-end and will apply to both annual and interim financial reporting subsequent to this date.
SFAS 131 is not expected to have a material impact on the financial condition or results of operations of the Company.

Note 2 - Balance Sheet Components

        Inventories, property and equipment, and accrued liabilities consisted of the following at March 31, 1998 (in thousands):

Inventories:
  Raw materials...................................      $2,271
  Work in progress................................         875
  Finished goods..................................       1,856
                                                     ----------
                                                        $5,002
                                                     ==========
Property and equipment:
  Machinery and computer equipment................      $2,251
  Furniture and fixtures..........................         537
                                                     ----------
                                                         2,788
  Accumulated depreciation........................      (1,671)
                                                     ----------
                                                        $1,117
                                                     ==========
Accrued liabilities:
  Accrued warranty and related expenses...........        $173
  Payroll and related expenses....................         956
  Accrued taxes...................................         363
  Other accrued expenses..........................       1,909
                                                     ----------
                                                        $3,401
                                                     ==========
Intangible assets:
  Goodwill........................................         508
  Intangible assets of business acquired..........       1,935
  Purchased licenses..............................         320
                                                     ----------
                                                         2,763
  Accumulated amortization........................      (2,118)
                                                     ----------
                                                          $645
                                                     ==========

Note 3 - Business Combinations

Acquisition of Digital Video Division-

        On August 1, 1997, the Company completed the acquisition of the business and certain assets and liabilities of the Digital Video division (the "DV Business") of Arris Interactive L.L.C. ("Arris") in a transaction accounted for as a purchase, and the results of the DV Business have been included in the Company's operations since the date of acquisition.

        The total purchase price of approximately $3.5 million included cash of $1.5 million, the issuance of 600,000 shares of common stock and related acquisition costs of $141,000. As part of the Asset Purchase Agreement, 50% of the Common Stock included in the consideration was deposited into an escrow account. Under the original purchase agreement, Arris was not entitled to transfer or sell any of the shares of common stock until certain periods had elapsed and none of such shares are registered under any state or federal securities laws and any sales or transfers of such shares must be made in compliance with such laws. In addition, the Company also initially agreed to pay Arris additional contingent consideration of up to $5 million if the DV
Business achieves certain revenue milestones.

        In March 1998, the Company and Arris agreed to remove the restriction on sale of the Company's common stock by Arris and cancelled the provisions for the payment of contingent consideration to Arris set forth in the agreement.

        The purchase price has been allocated based upon discounted cash flow valuation method as follows (in thousands):

    Current assets........................             $585
    Equipment.............................              511
    Intangibles...........................            1,935
    Liabilities assumed...................             (170)
    In-process research and development...              617
                                                ------------
                                                     $3,478
                                                ============

        In accordance with generally accepted accounting principles, in-process research and development has been expensed. At March 31, 1998, the Company determined that the remaining intangible assets, consisting of developed technology, had become fully impaired. This resulted in a charge to operations of $1.4 million.

        The following unaudited pro forma combined results of the Company and the DV Business for the fiscal year ended March 31, 1998 and 1997 have been prepared assuming that the acquisition had occurred at the beginning of the period presented. The following pro forma results are not necessarily indicative of the results that would have occurred had the transaction been completed at the beginning of the period indicated, nor is it indicative of future operating results.

                                       Year Ended March 31,
                                   -------------------------
                                       1998         1997
(in thousands)                     ------------ ------------

Pro forma net revenue..............    $18,699      $17,412
Pro forma net loss before
    extraordinary items............   ($26,364)    ($19,235)
Pro forma net loss.................   ($26,364)    ($20,499)
Pro forma net loss per share before
    extraordinary items............     ($2.08)      ($1.85)
Pro forma net loss per share.......     ($2.08)      ($1.98)


        For the fiscal year ended March 31, 1998 and 1997 the pro forma net loss excludes the non-recurring charge for purchased in-process research and development.

Acquisition of Synchrome Technologies, Inc.

        On August 25, 1997, the Company acquired substantially all of the assets of Synchrome Technologies, Inc., ("Synchrome") a developer and manufacturer of multimedia and computer storage PC products. The purchase price of $1 million (including acquisition costs) was paid in cash and accounted for the acquisition using the purchase method. The results of operations of Synchrome have been included in the Company's operations since acquisition.









        The purchase price has been allocated based upon discounted cash flow method as follows (in thousands):



    Current assets........................             $521
    Equipment.............................               52
    Goodwill..............................              508
    Liabilities assumed...................              (53)
                                                ------------
                                                     $1,028
                                                ============


Panyu Joint Venture-

        In August 1997 the Company, through its wholly-owned subsidiary, D.V.S. H.K., and the Panyu Tian Le Electrical Appliance Manufacturing Co., Ltd. ("Panyu") formed a joint venture (the "Panyu Joint Venture") in China to manufacture and distribute Video CD and DVD players. As initially formed, the Panyu Joint Venture was owned 51% by the Company, through D.V.S.H.K., and 49% by Panyu.

        During October 1997, the Company contributed approximately $600,000 in cash in accordance with the Joint Venture Agreement. Additional contributions of cash $200,000 was made in February 1998 in addition to inventory and other non cash working capital that has been contributed since the Joint Venture's inception. In December 1997, the Company, and Panyu entered into an Ownership Shares Transfer Agreement ("the Transfer Agreement"). Pursuant to the Transfer Agreement, which is subject to local government approval, the Company purchased from Panyu their entire 49% interest in the Panyu Joint Venture for a nominal amount, increasing the Company's interest in the venture to 100%.

        In connection with the Transfer Agreement, Panyu and the Panyu Joint Venture entered into a two-year lease agreement pursuant to which Panyu will lease to the Panyu Joint Venture certain land, buildings and equipment ("Lease Assets") for a monthly fee of approximately $78,000.
The Lease provides that during its term, the Panyu Joint Venture may, at its sole option, purchase the Lease Assets for a price equal to the appraised value of such assets. The Panyu Joint Venture has also agreed to purchase Video CD materials, parts and finished goods inventory from Panyu valued at approximately $3.0 million.

        In January 1998, the Company sold a 10% interest in the Panyu Joint Venture for a nominal amount to Panyu Kembo Electrical Manufacturing
Co; Ltd. ("Kembo") which is owned by Dr. An Yueh Zehan, a member of the law firm representing the Company in China for a nominal amount. Kembo holds the interest as a nominee of the Company.

        In the fourth quarter of fiscal 1998, the Company consolidated 100% of the assets and liabilities of the Joint Venture as of March 31, 1998. During the quarter ended December 31, 1997, the Company consolidated the balance sheet and results of operations of the Panyu Joint Venture as of September 1997 and the three months then ended.

        Since the inception of the Panyu Joint Venture, the Company has experienced severe problems with its former local Chinese partner, Panyu, who has transferred its 49% interest to the Company in December 1997. Until the transfer, Panyu acted as a distributor for the Company's finished goods manufactured by the Panyu Joint Venture.
Based upon a recent audit of the Panyu Joint Venture, the Company believes that Panyu has misappropriated certain funds of the Panyu
Joint Venture primarily through its distributor relationship whereby cash proceeds received by Panyu were retained and not remitted to the Joint Venture. In addition, the Company believes that Panyu removed inventory from the Panyu Joint Venture's premises without authorization or payment and charged the Panyu Joint Venture for expenses without proper supporting documentation.

       The Company, on behalf of the Panyu Joint Venture has retained a local CPA firm in the People's Repulic of China ("PRC") to perform an investigative audit on transactions with Panyu and retained PRC counsel to provide advice on how to recover such losses and is currently investigating all available legal remedies. During fiscal 1998, the Company recognized
$0.6 million of service revenue from Panyu and recorded a receivable of $2.9 million, which was fully reserved at March 31, 1998, as there can be no assurance that any amounts will be recovered from Panyu.

Vicomp Technology, Inc.-

        In October 1996, the Company acquired a related party, ViComp Technology, Inc. ("ViComp"), a development stage company that designs integrated circuits for use in video CD players. Pursuant to the acquisition, the Company issued 491,253 shares of its Common Stock for all the outstanding ViComp capital stock and granted options to certain ViComp shareholders exercisable for 189,557 shares of the Company's Common Stock. The Company's Chairman and Chief Technology Officer ("Chairman") owned approximately 57% of the outstanding capital stock of ViComp at the time of its acquisition by the Company. Of the 281,520 shares of the Company's common stock to be received by the Chairman, 140,760 shares are subject to an escrow having substantially identical terms to the escrow agreement described in Note 8. These shares have not been included in the purchase price as they are subject to forfeiture in the event specified levels of pretax income or market price are not achieved. The remaining 140,760 shares issued to the Chairman were held in a separate performance escrow and have been cancelled as certain performance milestones were not reached by July 1997. These shares also were not included in the purchase price. The transaction has been accounted for as a purchase and, accordingly, the initial purchase price and acquisition costs have been allocated to the identifiable assets and liabilities, including in-process research and development of $1,819,000 which was immediately expensed. Additional consideration paid upon the achievement of the performance milestones (equal to the fair market value of the 140,760 shares released from the performance escrow), if any, will be recorded as additional purchase price at such time. The results of operations of ViComp have been included in the Company's operations since acquisition.

Note 4 - Cash Equivalents, Short-term Investments and Fair Value of Financial Instruments

        As of March 31, 1998, the estimated fair value of the cash equivalents and short-term investments consisted of the following (in thousands):




Cash and money market funds.......................   $1,944
Corporate securities..............................    4,392
US Government and government sponsored securites..      611
                                                   ----------
     Total available-for-sale and trading
         investments..............................   $6,947
                                                   ==========

The estimated fair value of marketable securities by contractual maturity as of March 31, 1998 are as follows:

Cash equivalents and short-term investments: (in thousands)



Due in one year or less...........................   $5,914
Due after one year................................    1,033
                                                   ----------
                                                     $6,947
                                                   ==========


        Fair values of cash equivalents and short-term investments and trading assets approximate cost due to one or more of the following: the short term maturities of the investments, absence of changes in underlying interest rates or the absence of changes in security credit ratings.

Note 5 - Commitments

Lease Commitments

        The Company leases its facilities and certain office equipment under noncancelable leases which require the Company to pay operating costs, including property taxes, insurance and maintenance. Future minimum lease payments under these operating leases at March 31, 1998 are as follows (in thousands):

  1999............................................      $1,782
  2000............................................       1,422
  2001............................................         447
  2002............................................         200
  2003 & thereafter...............................         171
                                                     ----------
                                                        $4,022
                                                     ==========

        Rent expense charged to operations was approximately $975,000 and $274,000 for the years ended March 31, 1998 and 1997, respectively.

Purchase Commitments

        The Company has an outstanding purchase commitment for raw materials of approximately $678,000 as of March 31, 1998. The Company is due to take delivery of the inventory in August 1998.






NOTE 6--INCOME TAXES

  For financial reporting purposes, the net loss includes the following components:



                                      Year Ended March 31,
                                     ---------------------
                                        1998       1997
(in thousands)                       ---------- ----------
   United States..................    ($17,290)  ($11,011)
   Foreign........................      (8,428)    (1,900)
                                     ---------- ----------
   Total..........................    ($25,718)  ($12,911)
                                     ========== ==========

  The differences between the benefit for income taxes and the amount computed at the U.S. statutory income tax rate are as follows:



                                     Year Ended March 31,
                                     ---------------------
                                        1998       1997
(in thousands)                       ---------- ----------
   Tax at U.S. statutory rate.....     ($8,826)   ($4,390)
   Purchased in-process research
    and development...............        --          618
   Losses for which no tax
    benefit was recognized........       8,809      3,661
   Other, net.....................          17        111
                                     ---------- ----------
   Benefit for income taxes.......      $ --       $ --
                                     ========== ==========

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at March 31, 1998 are as follows
(in thousands):





   Deferred tax assets:
     Net operating loss carryforwards.........    $11,200
     Inventory valuation accounts.............        590
     Reserves and other accrued expenses not
      yet deductible for taxes................        550
     Other....................................        940
                                                ----------
     Total deferred tax assets................     13,280
     Valuation allowance for deferred tax
      assets..................................    (13,280)
                                                ----------
     Net deferred tax assets..................     $ --
                                                ==========

        For federal and state tax purposes, the Company has net operating loss carryforwards as of March 31, 1998 of approximately $31 million and $4.0 million, respectively, which will expire in various years beginning with 1999 if not utilized.

        Due to the "change in ownership" provisions of the Internal Revenue Code, the availability of the Company's net operating loss and credit carryforwards may be subject to an annual limitation in future periods. Such a change could substantially limit the eventual tax utilization of these carryforwards.

Note 7 - Net Loss Per Share

        In February 1997, the Financial Accounting Standards Board issued FAS 128, which was required to be adopted on December 31, 1997. As a result, the Company has changed the method used and restated prior periods.

                                                 Year Ended March 31,
                                                ---------------------
                                                   1998       1997
                                                ---------- ----------
(in thousands except per share amounts)

Net loss before extraordinary item..........     ($25,718)  ($11,647)
Net loss....................................     ($25,718)  ($12,911)
                                                ========== ==========
 Weighted average common shares
  outstanding during the period(1)..........       12,276      8,741

 Convertible perferred stock
  (pro forma 1997)..........................         --          453
                                                ---------- ----------
Shares used in computing Basic and
  Diluted net loss per share
  (pro forma 1997)..........................       12,276      9,194
                                                ========== ==========

Basic and Diluted net loss per share
  before extraordinary item
  (pro forma 1997)..........................       ($2.09)    ($1.27)

Basic and Diluted net loss per share
  (pro forma 1997)..........................       ($2.09)    ($1.40)
                                                ========== ==========

(1) Does not include 8,311,598 and 8,388,814 shares of escrow common and preferred stock for fiscal 1998 and 1997, respectively.

        Pro forma basic and diluted net loss per share for 1997 have been computed as described in Note 1 and also gives effect (using the if-converted method) to the conversion of convertible preferred shares that automatically converted upon completion of the Company's initial public offering from the date of issuance.

        For fiscal 1998 and 1997, respectively, 3,358,283 and 2,788,489 options and 18,489,955 and 18,480,970 of warrants were excluded from the calculation of diluted loss per share because their effect is anti-dilutive.

Note 8 - Stockholder's Equity

Common Stock Offering

        In May 1996, the Company completed an initial public offering, ("IPO"), of 4,830,000 units, each unit consisting of one share of Common Stock, one Class A Warrant and one Class B Warrant, priced at $5.00 per Unit. In
November 1996, the Company closed a follow-on offering of 26,450 units.
Each Unit consisted of 100 units which are identical to the units issued in the Company's initial public offering of units as described above. In connection with the IPO, all of the then outstanding shares of convertible preferred stock of 5,232,948 were converted to common stock on a one-for-one basis. The proceeds, net of commissions and certain expenses, to the Company from the offerings were approximately
$43.7 million.

        Each Class A Warrant entitles the holder to purchase at an exercise price of $6.50, subject to adjustment, one share of Common Stock and one Class B Warrant. Each Class B Warrant entitles the holder to purchase, at an exercise price of $8.75, subject to adjustment, one share of Common Stock. The Class A Warrant and the Class B Warrants included in the Units are exercisable at any time after issuance until May 9, 2001. The Class A Warrants are subject to immediate redemption and the Class B Warrants are subject to redemption commencing in May
1997, by the Company at $0.05 per Warrant, upon 30 days' written notice, if the average closing bid price of the Company's Common Stock has equaled or exceeded $9.10 per share with respect to the Class A Warrants and $12.25 per share with respect to the Class B Warrants
(subject to adjustment in each case) for 30 consecutive trading days ending within 15 days of the date the Warrants are called for redemption.

Private Placement

        In March 1996, the Company completed a $7 million private placement of bridge notes. Each bridge note unit consisted of a $50,000 face value promissory note bearing 10% interest and was due in January and March 1997, and 25,000 warrants ("Bridge Warrants"). The $7 million was allocated $0.9 million to the 3,500,000 Bridge Warrants issued and $6.1 million to the bridge notes payable. The debt discount and selling commissions and expenses were expensed using the interest method over the term of the notes through May 1996 at which time the bridge notes were repaid using the proceeds from the initial public offering and the remaining debt discount and selling commissions and expenses of $1.3 million were charged to operations as an extraordinary item in fiscal year 1997. The Bridge Warrants included in the private placement converted on a one-to-one basis into Class A Warrants upon the closing of the Company's IPO of Units.

Escrowed Securities

        In April 1996, the holders of the Company's common and preferred stock, and holders of options to purchase common stock pursuant to the Company's 1993 stock option plan, placed, on a pro rata basis, 7,812,948 of their shares and options to purchase 1,852,697 shares of common stock, respectively, into escrow, and a holder of an option to purchase 200,000 shares of Common Stock outside the Company's 1993 stock option plan placed all of such options into escrow. Additionally, 234,355 options reserved for future grant under the Company's 1993
Stock Option Plan were subject to escrow upon grant. The common stock and options will be released to the stockholders on a pro rata basis, in the event specified levels of pretax income of the Company for the years ended March 31, 1999 to 2001 are achieved, or the market price of the Company's common stock attains specified targets during a 36-month period commencing from the effective date of the registration statement relating to the Company's IPO. The pretax income levels are subject to proportionate adjustment upon the issuance of certain securities subsequent to the Company's IPO.

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

        As of March 31, 1998, 8,311,598 shares of the Company's common stock, 1,486,238 outstanding options to purchase common stock and 443,532 options available for future grant were subject to escrow.

        To date, no shares or options have been released from escrow.

Stock Option Plans

        The Company's stock option plans provide for the granting of incentive stock options and nonstatutory stock options to employees, directors and consultants at prices ranging from 85% to 110% (depending on the type of grant) of the fair value of the common stock on the grant date as determined by the Board of Directors. Most options vest ratably over a four-year period commencing as of the date of grant.
The Company has authorized 3,762,532 shares of common stock for issuance under the 1993 Stock Option Plan (the "1993 Plan") and 1,500,000 shares of common stock for issuance under the 1996 Stock Option Plan (the "1996 Plan"). The options granted under the 1993 Plan and 1996 Plan are exercisable over a maximum term of ten years from the date of grant, and are subject to various restrictions as to resale and right of repurchase by the Company.

        During fiscal 1995 the Company issued options to purchase shares of common stock and recorded deferred compensation of approximately
$175,000 for financial reporting purposes with respect to such option grants to reflect the difference between the exercise price and deemed fair value, for financial statement presentation purposes, of the Company's common shares. Deferred compensation is being amortized over the vesting period of the stock options.

        In January 1998, the Board of Directors offered non-officer employees holding stock options with exercise prices over $2.16 per share the opportunity of canceling those stock options (not subject to Company's performance escrow) in exchange for new options issued with exercise prices of $2.16 per share, the market price on January 14, 1998. Employees who were eligible were required to trade in 25% of their outstanding non-escrowed options to reprice their shares. Included in the table below are options for 651,293 shares that were granted and options for 868,386 shares that were canceled under this program during fiscal 1998.

        Option activity under the 1993 Plan and 1996 Plan  was as follows:

                                                 Outstanding Options
                                                ----------------------
                                     Available               Weighted
                                        for       Number     Average
                                       Grant     of Shares   Exercise
                                                              Price
                                    ----------- ----------- ----------
   Balance at March 31, 1996.......  1,525,913   1,665,512      $0.14
     Options authorized............  1,000,000        --         --
     Options granted............... (2,623,773)  2,623,773      $4.48
     Options exercised.............       --      (330,357)     $0.14
     Options canceled..............    480,882    (480,882)     $3.07
                                    ----------- -----------
   Balance at March 31, 1997.......    383,022   3,478,046      $3.01
     Increase in shares authorized.    500,000        --         --
     Options granted............... (1,773,043)  1,773,043      $3.33
     Options exercised.............       --      (247,130)     $0.14
     Options canceled..............  1,845,676  (1,845,676)     $4.49
                                    ----------- -----------
   Balance at March 31, 1998.......    955,655   3,158,283      $2.54
                                    =========== =========== ==========











                         Options Oustanding              Options Exercisable
                  -----------------------------------  ----------------------
                    Number      Weighted                 Number
                  Outstanding    Average    Weighted   Exercisable  Weighted
                      at        Remaining    Average       at        Average
    Range of       March 31,   Contractual  Exercise    March 31,   Exercise
 Exercise Prices     1998      Life (Years)   Price       1998        Price
----------------- -----------  -----------  ---------  -----------  ---------
    $        0.14    832,783         6.84      $0.14      678,518      $0.14
             1.44    135,500         9.96       1.44         --           --
     2.13 -  2.19    757,095         9.78       2.15      106,367       2.15
     3.50 -  5.00  1,225,936         8.79       3.75      264,546       3.75
             7.25    206,969         8.89       7.25       80,090       7.25
----------------- -----------                          -----------
    $0.14 - $7.25  3,158,283         8.57      $2.54    1,129,521      $1.65
                  ===========                          ===========


Employee Stock Purchase Plan

        In September 1997, the shareholders approved 500,000 shares for distribution under the Company's employee stock purchase plan which employees may purchase shares, subject to certain limitations, at no less than 85% of the lower of the fair market value of the shares at the beginning or end of a three-month purchase period. The first enrollment period for the stock purchase plan began on April 1, 1998.

Other Options and Warrants

        On February 1, 1996, the Board of Directors authorized a grant of 200,000 common stock options to a consultant. The options, which are not included in the 1993 Plan or 1996 Plan, have an exercise price of $5.00 per share and were fully vested at March 31, 1998. None of these options have been exercised to date.

        In connection with the IPO and follow-on offering, the Company granted an option to purchase 650,000 Units (each Unit is identical to the ones issued in the IPO) to an underwriter. 420,000 Units are exercisable at a price of $6.50 per Unit during a three year period commencing in May 1998. 230,000 Units are exercisable at a price of $16 per Unit over a period of two years commencing November 21, 1999.

        As of March 31, 1998, there were warrants, issued to a consultant, outstanding to purchase 30,970 shares of common stock at $8.375 per share through 2002.

Accounting for Stock Based Compensation

        The Company accounts for stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employee," (APB No. 25). In accordance with APB No. 25, the Company has generally not recognized compensation expense in connection with such plans.

        The Company has adopted the disclosure -only provisions of Statement of Financial Accounting Standards No. 123, (SFAS 123), "Accounting for Stock-Based Compensation". Had compensation cost for the 1996 and 1993 Plans been determined based on the fair value at the grant date for the options granted in fiscal 1998 consistent with the provisions of SFAS
123, the Company's net loss for fiscal 1998 and 1997 would have been increased to the pro forma amounts indicated below (amount in thousands, except per share):


                                        Years Ended March 31,
                                      ----------------------
                                         1998       1997
                                      ---------- ----------
  Net loss before extraordinary item--
    pro forma......................... ($27,367)  ($11,846)
  Net loss -- pro forma............... ($27,367)  ($13,110)

  Basic and Diluted net loss per share
    before extraordinary item
    -- pro forma......................   ($2.23)    ($1.29)

  Basic and Diluted net loss per share
    -- pro forma......................   ($2.23)    ($1.43)



        The weighted average estimated fair values of employee stock options for fiscal year 1998 and 1997 were $1.78 and $1.51 per share, respectively.

        The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998 and 1997:


                                       Year Ended March 31,
                                      ---------------------
                                         1998       1997
                                      ---------- ----------
   Risk-free interest rate..........       5.50%      6.50%
   Dividend yield...................        0.0%       0.0%
   Volatility.......................       0.90       0.90
   Average life.....................       1.19       3.83


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

        The pro forma effects of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures in future year. Because SFAS No. 123 is applicable only to options granted subsequent to March 31, 1995, its pro forma effect will not be fully reflected until approximately fiscal 2000.

Note 9 - Employee Benefit Plan

        During fiscal 1998, the Company has implemented a 401(k) tax-deferred savings plan under which all US employees may contribute up to 16% of their compensation, subject to certain Internal Revenue Service limitations. The Company has not contributed to the plan to date.

Note 10 - Related Party Transactions

        Since the inception of the Panyu Joint Venture, the Company has experienced severe problems with its former local Chinese partner, Panyu, who has transferred its 49% interest to the Company in December 1997. Until the transfer, Panyu acted as a distributor for the Company's finished goods manufactured by the Panyu Joint Venture.
Based upon a recent audit of the Panyu Joint Venture, the Company believes that Panyu has misappropriated certain funds of the Panyu Joint Venture primarily through its distributor relationship whereby cash proceeds received by Panyu have not been remitted to the Joint Venture. In addition, the Company believes that Panyu removed inventory from the Panyu Joint Venture's premises without authorization or payment and charged the Panyu Joint Venture for expenses without proper supporting documentation.

        The Company, on behalf of the Panyu Joint Venture has retained a local PRC CPA firm to perform an investigative audit on transactions with Panyu and retained PRC counsel to provide advice on how to recover such losses and is currently investigating all available legal remedies. During fiscal 1998, the Company recognized $0.6 million of service revenue from Panyu and recorded a receivable of $2.9 million, which was fully reserved at March 31, 1998, as there can be no assurance that any amounts will be recovered from Panyu.

        In addition, during fiscal 1998, The Company recognized approximately $1,357,000 of revenue from Anhui Wanyan Electronic
Systems, Co., Ltd. (Wyan), an affiliate of the Company, and the receivable from Wyan of $542,000 as of March 31, 1998, which was fully reserved for.


Note 11 - Segment Information

        The Company operates in one business segment, which includes developing, producing and marketing digital video systems and sub-assemblies, digital ad insertion products and computer peripheral products. The following table summarizes the Company's operations from its headquarters located in Los Gatos, California and branch office in Suwanee, Georgia ("United States") and its foreign operations in China, Hong Kong and Taiwan ("Asia"):

                                                  United
                                                  States     Asia      Total
                                                 --------- --------- ---------
Year Ended March 31, 1998:
   Revenue from unaffiliated customers.........    $4,928   $12,039   $16,967
   Revenue from related parties and affiliates.        29       642       671
                                                 --------- --------- ---------
   Total revenue...............................    $4,957   $12,681   $17,638
                                                 ========= ========= =========
   Loss from operations........................  ($18,483)  ($8,324) ($26,807)
                                                 ========= ========= =========
   Identifiable assets.........................   $10,020    $5,708   $15,728
                                                 ========= ========= =========

Year Ended March 31, 1997:
   Revenue from unaffiliated customers.........    $1,090   $12,881   $13,971
   Revenue from related parties and affiliates.       150       --        150
                                                 --------- --------- ---------
   Total revenue...............................    $1,240   $12,881   $14,121
                                                 ========= ========= =========
   Loss from operations........................   ($9,583)  ($2,623) ($12,206)
                                                 ========= ========= =========
   Identifiable assets.........................   $31,115    $6,958   $38,073
                                                 ========= ========= =========



        Export sales, representing sales from the United States to customers in foreign countries, were $196,000 and $867,000, for the years ended
March 31, 1998 and 1997, respectively.


Note 12 - Subsequent Event with Related Party

        In June 1998, the Company completed the acquisition of a perpetual, worldwide, royalty-free license to DVD-ROM technology owned by Hyundai Electronics Industries, Co., Ltd. ("Hyundai") in exchange for 2,000,000
shares of the Company's common stock.   In addition, the Company,
through a newly-formed, wholly-owned subsidiary, DVS-Korea, completed the acquisition of DVD-ROM manufacturing capabilities, a related research and development team and management from Hyundai for $1,000,000 in cash.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

        The Company intends to file with the Securities and Exchange Commission a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders expected to be held in September 1998, which will involve the election of directors, within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-KSB. Information regarding directors and executive officers of the Company will be in the Proxy Statement and is incorporated herein by reference.


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


Item 13. Exhibits and Reports on Form 8-K.

  (a) Exhibits.

Exhibit
Number                         Exhibit Description
-------  ---------------------------------------------------------------
  3.1    Amended and Restated Certificate of Incorporation of the Company.(1)
  3.2    Bylaws of the Company.(1)
  4.1    Specimen Common Stock Certificate.(3)
  4.2    Form of Warrant Agreement (the "Warrant Agreement") by and among the
         Company, American Stock Transfer & Trust Company and the Underwriter
         (including forms of Class A and Class B Warrant certificates).(3)
  4.3    Form of Underwriter's Unit Purchase Option (issued in connection with the Company's initial public offering).(1)
  4.4    Warrant Agreement.(1)
  4.5    Escrow Agreement dated as of April 23, 1996 among American Stock
         Transfer & Trust Company, the Company and Optionholders listed on
         Exhibit B thereto.(3)
  4.6    Form of Subscription Agreement from the Bridge Financing.(2)
  4.7    Escrow Agreement dated as of October 17, 1996 made by and between the
         Company and Dr. Edmund Y. Sun.(4)
  4.8    Escrow Agreement dated as of October 17, 1996 made by and among the
         Company, Dr. Edmund Sun and American Stock Transfer & Trust
         Company.(4)
  4.9    Escrow Agreement dated as of October 17, 1996 made by and among the
         Company, the shareholders named on the signature pages thereto and
         American Stock Transfer & Trust Company.(4)
  4.10   Form of Amendment to the Warrant Agreement.(4)
  4.11   Form of Underwriter's Unit Purchase Option.(4)
 10.1    1993 Amended and Restated Stock Option Plan.(2)
 10.2    Employment Agreement as of March 1, 1996 between the Company and Dr.
         Edmund Sun.(2)
 10.3    Product Agreement made March 16, 1993 between Hyundai and the
         Company.(1)
 10.4    Technical Assistance and License Agreement made March 16, 1993 between
         Hyundai and the Company.(1)
 10.5    1995 Hyundai Technical Assistance and License Agreement.(1)
 10.6    Consulting Agreement made as of February 1, 1996 between the Company and Intermarkt.(1)
 10.7    Sublease Agreement, dated as of November 15, 1995, between the Company and McAfee Associates, Inc. (along with consent to sublease and master lease agreement).(1)
 10.8    House Leasing Agreements dated August 31, 1994 and September 6, 1994 for facility in Taiwan (translated).(1)
 10.9    Form of Indemnity Agreement with the Company's officers and directors.
         (1)
 10.10   Series A Preferred Stock Purchase Agreement made as of January 21,
         1994 between the Company and Hyundai.(1)
 10.11   Series B Preferred Stock Purchase Agreement made as of April 1995 between the Company and Hyundai.(1)
 10.12   Consulting and Employment Agreement between the Company and Robert B.
         Pfannkuch entered into as of March 15, 1996.(2)
 10.13   Agreement and Plan of Merger dated as of October 17, 1996 by and between the Company, ViComp Technology, Inc. and the shareholders of
         ViComp Technology, Inc.(4)
 10.14   Registration Rights Agreement dated as of October 17, 1996 by and between the Company and the shareholders of ViComp Technology, Inc.
         named therein.(4)
 10.15   1996 Stock Option Plan.(4)
 10.16   Consulting Agreement made as of September 27, 1996 between the Company and Sitrick and Company Inc.(4)
 10.17   Office Lease Agreement commencing on October 15, 1996 between the
         Company and Paulsen Office Park.(4)
 10.18   Lease, dated July 17, 1996, between the Company and Ken Yang Real
         Estate (Shanghai) Co. Ltd.(4)
 10.19   Letter dated April 10, 1997 from Robert B. Pfannkuch to the Company regarding resignation as an Officer.(5)
 10.20   Employment Agreement between the Company and Thomas R. Parkinson entered into March 28, 1997.(5)
 10.21   Settlement Agreement and General Release entered into January 30, 1997 between the Company and Janis P. Gemignani.(5)
 10.22   Joint Venture Agreement dated as of August 5, 1997 by and between
         D.V.S. H.K., a wholly-owned subsidiary of the Company, adn Panyu
         Tian Le Electrical Appliance Manufacturing Co., Ltd. (6)
 10.23   Asset Purchase Agreement dated as of July 25, 1997 by and between the Company and Arris Interactive LLC. (7)
 10.24   Amendment No. 1 to Asset Purchase Agreement by and between the
         Company and Arris Interactive LLC dated as of August 1, 1997. (7)
 10.25   Form of Escrow Agreement by and between the Company and Arris
         Interactive LLC. (7)
 10.26   1997 Employee Stock Purchase Plan. (8)
 10.27   1993 Amended and Restated Stock Option Plan. (8)
 10.28   1996 Amended and Restated Stock Option Plan. (8)
 10.29   Employment Agreement dated as of August 1, 1997 by and between the
         Company and Gary Franza. (9)
 10.30   Ownership Shares Transfer Agreement by and between D.V.S. H.K., a wholly-owned subsidiary of the company, and Panyu.(10)
 10.31   Lease Agreement by and between D.V.S. H.K., a wholly-owned subsidiary of the Company, and Panyu.(10)
 10.32   Form of Joint Venture Partner Substitution Agreement (superceded ).(10)
 10.33   Employment Agreement dated as of January 12, 1998 by and
         between the Company and Edward Miller.(10)
 10.34   Lease Agreement by and between Digital Video Systems, Inc. and
         Dell Enterprises. (10)
 10.35   Asset Purchase Agreement dated as May 8, 1998 by and between the Company and Hyundai Electronic Industries Company, Ltd.
 10.36   Amendment to Asset Purchase Agreement dated June 23, 1998 by and between the Company and Hyundai Electronic Industries Company, Ltd.
 10.37   Joint Venture Partner Subsitution Agreement
 10.38   Amendment to the Asset Purchase Agreement dated March 26, 1998 by and between the Company and Arris Interactive LLC.

 21      List of Subsidiaries
 23.1    Consent of Ernst & Young LLP, Independent Auditors
 27      Financial Data Schedule
 99.1    Certain Considerations

---------
(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (Registration No. 333-2228), as filed with the Commission on March 8, 1996.

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

(5) Incorporated by reference from the Company's Form 10KSB for the Fiscal Year Ended March 31, 1997 as filed with the with the Commission on June 30, 1997.

(6) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on August 15, 1997.

(7) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on September 26, 1997.

(8) Incorporated by reference to the Company's Definitive Proxy
    Statement filed with the Commission on August 11, 1997.

(9) Incorporated by reference from the Company's Form 10QSB for the quarter ended September 30, 1997 as filed with the with the Commission on November 19, 1997.

(10)Incorporated by reference from the Company's Form 10QSB for the quarter ended December 31, 1997 as filed with the Commission on February 12, 1998.










                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIGITAL VIDEO SYSTEMS, INC.

July 9, 1998                             By /s/     Edward M. Miller
                                            -----------------------------------
                                                     Edward M. Miller
                                                  Chief Executive Officer

  In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                        Capacity                   Date
--------------------------  ----------------------------------  -------------
  /s/ Dr. Edmund Y. Sun     Chairman of the Board and           July 9, 1998
--------------------------- Chief Technology Officer
      Dr. Edmund Y. Sun

  /s/ Philip B. Smith       Director                            July 9, 1998
---------------------------
      Philip B. Smith

  /s/ Joseph F. Troy        Director                            July 9, 1998
---------------------------
      Joseph F. Troy

  /s/ Sanford Sigoloff      Director                            July 9, 1998
---------------------------
      Sanford Sigoloff

  /s/ Sung Hee Lee          Director                            July 9, 1998
---------------------------
      Sung Hee Lee

  /s/ Tom Parkinson         Director                            July 9, 1998
---------------------------
      Tom Parkinson

  /s/  John Smuda           Chief Financial Officer             July 9, 1998
---------------------------
       John Smuda