Form 10KSB/A
period 1998-03-31
DIGITAL VIDEO SYSTEMS INC
filed 1998-07-30
CIK 1009395

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              -------------------

                                 FORM 10-KSB/A

                                AMENDMENT NO. 1
                                       TO
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1998
                                       or
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from _______________ to _______________.

                         COMMISSION FILE NUMBER 0-28472

                          DIGITAL VIDEO SYSTEMS, INC.
                 (Name of small business issuer in its charter)

                DELAWARE                             77-0333728
       (State of incorporation)                   (I.R.S. Employer
                                                  Identification No.)

                     160 Knowles Drive,  Los Gatos, CA  95032
               (Address of principal executive offices)  (zip code)

                   Issuer's telephone number:  (408) 874-2100


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

           YES  X                     NO
              -----                     -----

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


                                                                       Director
          Name            Age                  Position                 Since
------------------------ ------ -------------------------------------- --------
Edward M. Miller (1)        46  Chief Executive Officer and                --
                                President of U.S. Operations

Edmund Y. Sun (1)           52  Chairman of the Board and                 1992
                                Chief Technology Officer

Sung Hee Lee (1)            43  President of Asian Operations              --

John Smuda (1)              42  Chief Financial Officer                    --

Tom R.Parkinson (2)         51  Director                                  1997

Sanford C. Sigoloff         67  Director                                  1996

Philip B. Smith             63  Director                                  1995

Joseph F. Troy              59  Director                                  1996

Young Sam Cho               45  Director                                  1998

Robert Werbicki             46  Vice President of Computer Products        --


(1) Effective June 23, 1998, Dr. Sun resigned as Chief Executive Officer, Mr. Parkinson resigned as President and Chief Operating Officer, Mr. Miller was appointed Chief Executive Officer and President of U.S. Operations, Mr. Lee was appointed President and Chief Operating Officer of Asian Operations and Mr. Smuda was appointed Chief Financial Officer.

        EDMUND Y. SUN has served as the Company's Chairman of the Board since its inception in October 1992 and is the founder of the Company. Dr. Sun served as Chief Executive Officer from October 1992 to June 1998 and served as President from October 1992 to May 1996. Dr. Sun founded C-Cube Microsystems Inc. ("C-Cube"), a public company involved in the development of full-color still and motion picture compression technology, and was its Chief Executive Officer from March 1989 to September 1991, and Chairman of the Board from August 1988 until April 1993. Dr. Sun was also a founder, Vice President, and Chief Technical Officer of Weiteck Corporation, a public company involved in high-speed three-dimensional shaded applications. Dr. Sun is a director of CSS Laboratories, Inc., a privately-held company involved in computer hardware. Dr. Sun has a PH.D. in Applied Physics, and an M.S. in Electrical Engineering from the California Institute of Technology, and a B.S. in Electrophysics from the National Chiao-Tung University in Taiwan.

EDWARD M. MILLER was appointed the Company's Chief Executive Officer and President of U.S. Operations in June 1998. Mr. Miller was the Chief Financial Officer of the Company from January 1998 to June 1998. Prior to joining DVS, Mr. Miller served as Vice President of Finance for SteriGenics International, Inc., ("SteriGenics") a leading provider of microorganism reduction services for the Healthcare Industry. Mr. Miller previously worked for Quality Technologies Corporation, ("QTC") a spin-off of General Instrument and a leading Optoelectronics manufacturing company, where he had served as Vice President of Finance. Mr. Miller worked for General Instrument Corporation ("GI") during the 1980's holding several positions in the areas including finance, strategic planning and operations. During his tenure with GI, Mr. Miller served as Assistant to the CFO, Financial Controller for GI's UK operations, and Manager of Financial Analysis-Europe. Earlier in his career at General Instrument, Mr. Miller served as Corporate Credit Manager for 16 divisional and subsidiary operations with in GI's Components Product Group. Mr. Miller received his BA in Business Administration from Ohio University.

        SUNG HEE LEE was appointed President and Chief Operating Officer of Asian Operations of the Company in June 1998. Mr. Lee has been a director of the Company from March 1994 to June 1998. Prior to joining
DVS, Mr. Lee was the Director and founder of the Multimedia Business Division of Hyundai Electronics Industries Co., Inc. since 1993. From
1991 to 1993, Mr. Lee served as a Senior Marketing Manager of Hyundai's Information Systems Business Sector and from 1989 to 1991, he was a Senior Manager of Hyundai's Computer Export Department. Mr. Lee is a member of the Board of Directors of Wanyan Electronics Co. Ltd. in China. He received his M.S. in Industrial Engineering from the Korea Advanced Institute of Science & Technology.

        ROBERT WERBICKI has served as the Company's Executive Vice President of Computer Products since August 1997. In 1995 he founded and was the President of Synchrome Technology Inc., a development and marketing company that integrates CD-ROM drives into finished peripheral add-on personal computer products, and develops and markets multimedia audio software. In 1993, Mr. Werbicki served as General Manager and consultant to Mountain Network Solutions and Nakamichi Peripherals Corporation. From 1990 to 1993 he served in various executive positions at Rexon Inc., including President of Rexon/Tacmar Inc.;
President of Sytron, the Rexon, software development and marketing subsidiary; and General Manager of the Wangtek DAT Division. From 1985 to 1990 Mr. Werbicki held Engineering positions at Mountain Network Solutions Inc. From 1980 to 1984 he held design-engineering positions at Ampex Corporation and DRS/Precision Echo. Mr. Werbicki received his B.S.E.E. degree from the University of the Pacific and the Bachelor of Commerce degree from the University of Toronto.

        JOHN SMUDA was appointed Chief Financial Officer of the Company in June 1998. Mr. Smuda served as consultant to the Company since 1995 and became Vice President of Business Development in November 1997.
Prior to joining the Company, Mr. Smuda served as the Vice President of Spencer Trask Securities, Inc. and The Private Equity Partnership. He was responsible for strategically planning the financial applications for the developmental stage of technology companies. Mr. Smuda's background also includes fundamental analysis of high-technology companies and evaluating market opportunity, competition and management. Mr. Smuda received his MBA in Finance and Management from Columbia University and earned his Ph.D. in Biochemistry from Georgetown University.

        THOMAS R. PARKINSON served as the President and Chief Operating Officer of the Company from April 1997 to June 1998, and also served as a director of the Company since September 1997. In 1993, Mr. Parkinson served as a consultant for Shape, Inc., a manufacturer of home video entertainment and computer related companies and, from 1994 to April 1997 served as that company's President and Chief Executive Officer.
In 1992, Mr. Parkinson founded Technology Vision, Inc., a provider of management services.

        SANFORD C. SIGOLOFF has served as a director of the Company since June 1996. Mr. Sigoloff has been Chairman of the Board, President and Chief Executive Officer of Sigoloff & Associates, Inc. (a management consulting company) since 1989. He served as Chief Executive Officer of L.J. Hooker Corporation (a retail conglomerate) from August 1989 to June 1992. From March 1982 until 1988, Mr. Sigoloff served as Chairman of the Board, President and Chief Executive Officer of Wickes
Companies, Inc. (a furniture retail chain). Mr. Sigoloff is a director of Sun America, Inc., Kaufman and Broad Home Corporation and Movie Gallery, Inc. which are public companies. Mr. Sigoloff is an adjunct full professor at the John E. Anderson Graduate School of Management at the University of California at Los Angeles.

        PHILIP B. SMITH has served as a director of the Company since November 1995. Mr. Smith has been a Vice Chairman of the Board of Spencer Trask Securities Incorporated since 1991. He was formerly a Managing Director of Prudential Securities in their merchant banking division from 1985 to 1991. Mr. Smith is a founding General Partner of Lawrence Venture Associates, a venture capital limited partnership headquartered in New York City and was the General Partner from 1984 to 1985. From 1981 to 1984, he served as Executive Vice President and Group Executive of the international banking and worldwide corporations group at Irving Trust Company. Prior to joining Irving Trust Company, he was at Citibank for 15 years, where he founded Citicorp Venture Capital and was its President and Chief Executive Officer. Since 1988, Mr.Smith has also been the managing general partner of Private Equity Partnership, L.P. Mr. Smith is a director of Movie Gallery, Inc., DenAmerica Corp. and KLS Enviro Resources, Inc., all publicly-held companies. Mr. Smith is an adjunct professor at Columbia University Graduate School of Business. He holds a B.S.E. from Princeton University and an M.B.A. from Harvard University.

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


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and certain of its officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10"% stockholders are required by the Commission's regulations to furnish the Company with copies of all
Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company and the representations made by the reporting persons to the Company, the Company believes that during the fiscal year ended March 31, 1998, its directors, officers and 10% stockholders complied with all filing requirements under Section 16(a) of the Exchange Act, with the following exceptions: Dr. Sun filed a late
Form 5 to report the cancellation of 140,760 shares of Common Stock pursuant to the terms of an escrow agreement entered into in connection with the Company's purchase of ViComp Technology, Inc.; Mr. Smith filed a late Form 4 to report the acquisition of 18,738 shares of Common Stock upon the exercise of stock options; Mr. Parkinson filed a late Form 3 reporting his appointment to the office of President and the receipt of 900,000 stock options; Mr. Franza filed a late Form 3 reporting his appointment to the office of Executive Vice President of Business
Development for the Company and Chief Operating Officer of the Company's Atlanta, Georgia operations and the receipt of 125,000 stock options; Mr. Werbicki filed a late Form 3 to report his appointment to the office of Vice President of Computer Products and the receipt of 100,000 stock options.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

        The following table sets forth the compensation for the fiscal year ended March 31, 1998 and 1997 and twelve months ended March 31, 1996 paid by the Company to its Chief Executive Officer and the other executive officer of the Company who earned in excess of $100,000(collectively, the "Named Executive Officers") based on salary and bonus for the fiscal year ended March 31, 1998:


                                                                      Long-Term
                                                                     Compensation
                                       Annual Compensation(1)           Awards
                              -------------------------------------  ------------
                                                           Other
                                                           Annual     Securities
          Name and              Fiscal Year              Compensa-    Underlying
     Principal Position           Ended(2)     Salary($)    tion      Options(#)
----------------------------- ---------------- --------- ----------  ------------
Edward M. Miller (4)          1998              $41,409      $  --       135,000
 Chief Executive Offiver and  1997                    --        --          --
 President of U.S. Operations 1996                    --        --          --

Dr. Edmund Y. Sun(3)          1998              165,157         --       $  --
 Chairman of the Board        1997              159,751         --          --
 and Chief Technology Officer 1996              131,709         --          --

Thomas Parkinson (5)          1998              393,166         --     900,000(6)
 President and Chief          1997                    --        --          --
 Operating Officer            1996                    --        --          --

Robert Werbicki               1998              144,806         --       100,000
 Vice President of            1997                    --        --          --
 Computer Products            1996                    --        --          --

Gary Franza                   1998              138,439   89,861 (7)     125,000
 Executive Vice President     1997                    --        --          --
 New Media Division           1996                    --        --          --

David Keller (8)              1998              112,465         --        80,000
 General Manager and Vice     1997                    --        --          --
 President of the New         1996                    --        --          --
 Media Division



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

(2) In June 1996, the Company changed its fiscal year end from December 31 to March 31.

(3) Dr. Sun also served as President of the Company during the twelve months ended March 31, 1996 and through May 1996 and as Chief
Executive Officer during the fiscal year ended March 31, 1996 and through June 1998.

(4) Mr. Miller was appointed as Chief Executive Officer of the Company and President of U.S. Operations effective June 23, 1998. Mr.
Miller served as Chief Financial Officer of the Company from January 1998 to June 1998.

(5) Mr. Parkinson resigned as President and Chief Operating Officer of the Company effective June 23, 1998. Mr. Parkinson continues to serve as a director of the Company.

(6) Options to acquire 900,000 shares of Common Stock were granted to Mr. Parkinson on March 28, 1997 in anticipation of his employment with the Company on April 15, 1997. 702,083 shares of such options were canceled as of July 3, 1998.

(7) Represents payments made to Mr. Franza as a consultant prior to his employment by the Company as Executive Vice President of the New Media Division in August 1997.

(8) Mr. Keller's employment as General Manager and Vice President of the New Media Division was terminated as of May 19, 1998.

     The following table provides information on stock options granted in the fiscal year ended March 31, 1998:

              OPTIONS GRANTED IN FISCAL YEAR ENDED MARCH 31, 1998


                                        % of
                                       Total
                                      Options
                          Number of   Granted
                          Securities     to      Exercise
                          Underlying Employees    or Base     Expir-
                           Options   in Fiscal     Price      ation
          Name             Granted      Year    (Per Share)    Date
------------------------- ---------- ---------- ----------- ----------
Dr. Edmund Y. Sun                --         --         --

Thomas Parkinson          702,803 (1)     33.9%      $3.75      7/3/98
                          197,917 (2)      9.5%      $3.75     3/28/07

Edward M. Miller          135,000          6.5%      $1.44     3/17/08

Robert Werbicki           100,000 (3)      4.8%      $4.69     9/17/07

Gary Franza               125,000 (4)      6.0%      $4.69     9/17/07

David Keller              80,000  (5)      3.9%      $4.69    11/11/98



(1) All of such options were canceled effective as of July 3, 1998.
(2) Such options have been fully vested and are exercisable during the term when Mr. Parkinson serves as a director of the Company.
(3) Pursuant to the Company's option repricing agreement(the "Repricing Agreement"), employees were permitted to reprice their options in exchange for agreeing to cancel options equal to 25% of their outstanding non-escrowed options. 25,000 of such options were canceled as a result of the option repricing agreement effective January 1998. The balance of such options, which is 75,000, will expire March 17, 2007.
(4) Pursuant to the Repricing Agreement, 31,250 of such options were canceled effective January 1998. The balance of such options, which is 93,750, will expire March 17, 2007.
(5) Pursuant to the Repricing Agreement, 20,000 of such options were canceled effective January 1998. 46,250 options will cancel upon Mr. Keller's termination with the Company on August 13, 1998 and 13,750 options if not exercised will expire on November 11, 1998.

DIRECTOR COMPENSATION

        Directors (other than directors who are employees of the Company) receive $15,000 per year as compensation for serving on the Board of Directors and are also entitled to participate in the Company's stock option plans and from time to time to receive grants of options thereunder to purchase shares of the Company's Common Stock. During the fiscal year ended March 31, 1998, the following option grants were made pursuant to the Company's 1996 Amended and Restated Stock Option Plan (the "1996 Stock Option Plan"): Thomas Parkinson: options to purchase 900,000 shares of Common Stock at $3.75 per share, pursuant to Mr. Parkinson's Employment Agreement (of which 702,083 options were subsequently cancelled). Subsequent to fiscal year ended March 31, 1998, in June 1998 all non-employee directors were granted 100,000 options pursuant to the Company's 1998 Stock Option Plan (the "1998
Stock Option Plan").

EMPLOYMENT AND CONSULTING AGREEMENTS

        The Company entered into an employment agreement (the "Sun Employment Agreement") with Dr. Sun, the Company's founder, Chairman of the Board and Chief Executive Officer, in March 1996. The term of the Sun Employment Agreement commenced in May 1996 and will expire on March 31, 2001; provided, however, that the Sun Employment Agreement can be terminated by either party after March 31, 1999, if all of the Escrow Securities (as defined herein) have been released.

        The Sun Employment Agreement provides that in consideration for Dr. Sun's services, he is to be paid a salary of $160,000 during the first year of the agreement. In addition, he will receive increases in salary and bonuses as deemed appropriate by the Board of Directors. In June 1998, Dr. Sun resigned as Chief Executive Officer and was appointed Chief Technology Officer. Dr. Sun's compensation package remains the same.

        The Company entered into a two-year employment agreement dated as of March 28, 1997 with Thomas R. Parkinson, pursuant to which Mr.
Parkinson became the President and Chief Operating Officer of the
Company commencing on April 15, 1997.  In connection with entering into such agreement, Mr. Parkinson received five-year options to purchase
400,000 shares of Common Stock at $3.75 per share under the Company's
1993 Stock Option Plan, of which options to purchase 266,667 shares are Escrow Securities. See "Security Ownership of Certain Beneficial
Owners and Management--Escrow Securities." One-fourth of such options vested and became exercisable after Mr. Parkinson had served as the President of the Company for one year. The balance of such option was scheduled to vest at a monthly rate of 2.083% over the following 36 months, subject to acceleration of this vesting schedule or forfeiture
of these options under certain circumstances(see below).   In addition,
Mr. Parkinson received five-year options to purchase 500,000 shares of Common Stock at $3.75 per share under the Company's 1996 Stock Option
Plan. Such options vest at a monthly rate of 2.083% over a four-year period commencing on April 30, 1997, subject to acceleration of this vesting schedule or forfeiture of these options under certain circumstances. Mr. Parkinson received an annual salary of $280,000 and was eligible for an annual performance bonus ranging from $120,000 to $200,000. Mr. Parkinson's salary and bonus would be mutually agreed to by Mr. Parkinson and the Board after the first year. Mr. Parkinson's employment as President and Chief Operating Officer was renewable at the end of the initial two-year term by mutual agreement of the parties. Mr. Parkinson terminated his employment as President in July
3, 1998, but continues to serve as a director of the Company. In connection with his termination as President, Mr. Parkinson and the Company agreed that his options to purchase 197,917 shares of Common
Stock would vest on July 3, 1998 and the balance of 702,083 options were canceled on July 3, 1998. Mr. Parkinson will receive the same director compensation as other directors of the Company.

        The Company entered into a fifteen-months employment agreement In December 1997 with Edward Miller, pursuant to which Mr. Miller became the Chief Financial Officer of the Company in January 1998. Upon entering into such agreement, Mr. Miller received five-year options to purchase 135,000 shares of Common Stock at $1.44 per share under the Company's 1996 Stock Option Plan. Such options vest at a monthly rate of 2.083% over a four year period commencing on March 1, 1998, subject to acceleration of this vesting schedule or forfeiture of these options under certain circumstances. Mr. Miller receives an annual salary of $135,000 and will be eligible for an annual performance bonus ranging from $27,000 to $67,500. Mr. Miller's employment as Chief Financial Officer was renewable at the end of the fifteen-month term by mutual agreement of the parties. In June 1998, Mr. Miller was appointed Chief Executive Officer of the Company and President of its U.S. Operations. Mr. Miller was granted an additional 215,000 shares of Common Stock under the Company's 1998 Stock Option Plan as a result of such appointment.

        In August 1997, the Company entered into a three year employment agreement with Robert Werbicki, pursuant to which Mr. Werbicki became the Vice President of Computer Products of the Company. Upon entering into such agreement, Mr. Werbicki received five-year options to purchase 100,000 shares of Common Stock at $4.69 per share under the Company's 1996 Stock Option Plan. Such options vest at a monthly rate of 2.083% over a four-year period commencing on September 1, 1997, subject to acceleration of this vesting schedule or forfeiture of these options under certain circumstances. Mr. Werbicki receives annual salary of $150,000. Mr. Werbicki is also eligible for a quarterly performance bonus equal to a certain percentage of the gross margin from all hardware sales under the Computer Products Division, (the "Gross Margin"). The first year's bonus is calculated based on 5% of the Gross Margin, but no less than $75,000 per annum. The second year's bonus is 5% of the Gross Margin with no minimum bonus and the third year is between 2% to 5% of the Gross Margin which will be negotiated and mutually agreed on by Mr. Werbicki and the President of the Company. Mr. Werbicki's employment as Vice President of the Computer Products is renewable at the end of the initial three-year term by mutual agreement of the parties.

        In August 1997 the Company entered into a two year employment agreement with Gary Franza, pursuant to which Mr. Franza became the Executive Vice President of Business Development for the Company and Chief Operating Officer of the Company's Atlanta, Georgia operations. Upon entering into such agreement, Mr. Franza received five-year options to purchase 125,000 shares of Common Stock at $4.69 per share under the Company's 1996 Stock Option Plan. Such options vest at a monthly rate of 2.083% over a four-year period commencing on September 1, 1997, subject to acceleration of this vesting schedule or forfeiture of these options under certain circumstances. Mr. Franza receives annual salary of $180,000 and will be eligible for an annual performance bonus ranging from $40,000 to $80,000. Mr. Franza's employment is renewable at the end of the initial two-year term by mutual agreement of the parties.

        In August 1997 the Company entered into a two-year employment agreement with David Keller, pursuant to which Mr. Keller became the Vice President and General Manager of the Company's Atlanta, Georgia operations. Upon entering into such agreement, Mr. Keller received five-year options to purchase 80,000 shares of Common Stock at $4.69 per share under the Company's 1996 Stock Option Plan. Such options vest at a monthly rate of 2.083% over a four year period commencing on September 1, 1997, subject to acceleration of this vesting schedule or forfeiture of these options under certain circumstances. Mr. Keller received annual salary of $170,000 and was eligible for an annual performance bonus of up to $51,000. Mr. Keller's employment was renewable at the end of the initial two-year term by mutual agreement of the parties. In May 1998, Mr. Keller's employment with the Company was terminated. Pursuant to the termination agreement, the Company paid $42,500 of separation payment to Mr. Keller and all 46,250 shares of Common Stock not vested as of August 13, 1998 were canceled.


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

        The exercise price of incentive stock options may not be less than 100% of the fair market value of the Company's Common Stock as of the date of grant(110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). The Code currently limits to $100,000 the aggregate value of Common Stock that may be acquired in any one year pursuant to incentive stock options under the 1993 Stock Option Plan or any other option plan adopted by the Company. Nonqualified options may be granted under the 1993 Stock Option Plan at an exercise price less than the fair market value of the Common Stock on the date of grant. Nonqualified options also may be granted without regard to any restriction on the amount of Common Stock that may be acquired pursuant to such options in any one year.

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

        During the fiscal year ended March 31, 1998, options to purchase 152,167 shares of Common Stock were granted under the 1993 Stock Option Plan."

        In September 1996, the Company's Board of Directors approved the Company's 1996 Stock Option Plan, which was subsequently approved by the Company's stockholder in September 1997. The purpose of the 1996 Stock Option Plan is to enable the Company to attract and retain top-quality employees, officers, directors and consultants and to provide such employees, officers, directors and consultants with an incentive to enhance stockholder return. The 1996 Stock Option Plan became effective on the first day immediately following the date on which the 1996 Stock Option Plan was approved by the stockholders.

        The 1996 Stock Option Plan provides for the grant of options to officers, directors, other key employees and consultants of the Company to purchase up to an aggregate of 1,500,000 shares of Common Stock.
The 1996 Stock Option Plan is administered by the Board of Directors or a committee of the Board, and is currently administered by the Board of Directors, which has complete discretion to select the optionees and to establish the terms and conditions of each option, subject to the provisions of the 1996 Stock Option Plan. Notwithstanding the foregoing, grants of options to executive officers may be made only by a committee of directors who qualify as "outside directors" within the meaning of Section 162(m) of the Code. Options granted under the 1996 Stock Option Plan may be "incentive stock options" as defined in
Section 422 of the Code, or nonqualified options, and will be designated as such.

        The exercise price of incentive stock options may not be less than 100% of the fair market value of the Company's Common Stock as of the date of grant(110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). The Code currently limits to $100,000 the aggregate value of Common Stock that may be acquired in any one year pursuant to incentive stock options under the 1996 Stock Option Plan or any other option plan adopted by the Company. Nonqualified options may be granted under the 1996 Stock Option Plan at an exercise price less than the fair market value of the Common Stock on the date of grant. Nonqualified options also may be granted without regard to any restriction on the amount of Common Stock that may be acquired pursuant to such options in any one year.

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

        During the fiscal year ended March 31, 1997, options to purchase 752,490 shares of Common Stock were granted under the 1996 Stock Option Plan(excluding 868,386 shares which were granted and then canceled under the Company's option repricing agreement.

        In May 1998, the Board of Directors adopted the Company's 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan will be submitted to the Company's shareholders for approval at the Company's next annual meeting of shareholders. The 1998 Stock Option Plan provides for the grant of options to officers, directors, other employees and consultants of the Company to purchase up to an aggregate of 2,000,000 shares of Common Stock. The 1998 Stock Option Plan is administered by the Board of Directors or a committee of the Board, and is currently administered by the Compensation Committee of the Board of Directors, which has complete discretion to select the optionees and to establish the terms and conditions of each option, subject to the provisions of the 1998 Stock Option Plan. Options granted under the 1998 Stock
Option Plan may be "incentive stock options" as defined in Section 422 of the Code, or nonqualified options, and will be designated as such.

        The exercise price of incentive stock options may not be less than the fair market value of the Company's Common Stock as of the date of grant
(110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). The Code currently limits to $100,000 the aggregate value of Common Stock that may become exercisable for the first time in any one year pursuant to incentive stock options under the 1998
Stock Option Plan or any other option plan adopted by the Company. Nonqualified options may be granted under the 1998 Stock Option Plan at an exercise price less than the fair market value of the Common Stock on the date of grant. Nonqualified options also may be granted without regard to any restriction on the amount of Common Stock that may become exercisable pursuant to such options in any one year.

        In general, upon termination of employment of an optionee, all options granted to such person which were not exercisable on the date of such termination would immediately terminate, and any options that are exercisable would terminate 90 days (six months in the case of termination by reason of death or disability)following termination of employment.

        Options may not be exercised more than ten years after the grant (five years after the grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). Options granted under the 1998 Stock Option Plan are not transferable and may be exercised only by the respective grantees during their lifetime or by their heirs, executors or administrators in the event of death. Under the 1998 Stock Option Plan, shares subject to cancelled or terminated options are available for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as recapitalizations, stock splits or stock dividends.
The 1998 Stock Option Plan is effective for ten years, unless sooner terminated or suspended. The 1998 Stock Option Plan provides that options covering no more than 200,000 shares of Common Stock may be granted to any one employee in any twelve month period.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of July 28, 1998, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and
(iv) all officers and directors of the Company as a group.

                                                 Amount and        Percent
                                                 Nature of           of
                                                 Beneficial        Owner-
             Name and Address(1)                Ownership(2)        ship
----------------------------------------------  ----------------  ---------
Edmund Y. Sun.................................    7,681,683  (3)      33.4%
Thomas R. Parkinson...........................      197,917  (4)      *
Edward M. Miller..............................       16,875  (5)      *
Sung Hee Lee..................................            -- (6)      *
Philip B. Smith...............................       71,010  (7)      *
Sanford Sigoloff..............................       76,842  (8)      *
Joseph F. Troy................................       79,688  (9)      *
Young Sam Cho.................................            --(10)      *
Robert Werbicki...............................       18,749 (11)      *
Gary Franza...................................       23,437 (12)      *
David Keller..................................       13,750 (13)      *
Hyundai Electronics Industries Company, Ltd...    5,896,999 (14)      25.6%
 10th Floor, Boram Building
 705-19, Yeeksam-dong
 Kongnam-Ku, Seoul, Korea

All executives officers, directors and director
nominess as a group (11 persons)...............   8,179,951           35.6%
_________________
* Less than one percent.



(1) Except as otherwise indicated, the address of each principal stockholder is c/o the Company at 160 Knowles Drive, Los Gatos, California 95032.
(2) Includes the Escrow Securities of such individual or entity. See "-- Escrow Securities." Nature of beneficial ownership of securities is direct and arises from sole voting power and sole investment power, subject to community property laws where applicable. Shares underlying options to purchase Common Stock exercisable within 60 days are deemed to be outstanding for purposes of calculating the number of shares owned by the holders of such options.
(3) Includes 140,760 shares of Common Stock acquired by Dr. Sun in the ViComp Acquisition, all of which have been deposited in escrow and are subject to cancellation in certain circumstances. Also includes 280,334 shares owned by Dr. Sun's sons and 21,564 shares owned by Dr. Sun's sister.
(4) Represents options to purchase 197,917 shares of Common Stock.
(5) Represents options to purchase 16,875 shares of Common Stock. Excludes options to purchase 118,125 shares of Common Stock which are not exercisable within 60 days.
(6) Although Mr. Lee served as Hyundai's representative on the Company's Board of Directors, he did not have any right to vote or dispose of the shares owned by Hyundai. Mr. Lee resigned as director of the Company and became President of Asia Operations in July 1998.
(7) Represents options to purchase 71,010 shares of Common Stock. Excludes options to purchase 36,998 shares of Common Stock which are not exercisable within 60 days.
(8) Represents options to purchase 76,842 shares of Common Stock. Excludes options to purchase 59,766 shares of Common Stock which are not exercisable within 60 days.
(9) Represents options to purchase 79,688 shares of Common Stock. Excludes options to purchase 56,920 shares of Common Stock which are not exercisable within 60 days.
(10) Although Mr. Cho serves as Hyundai's representative on the Company's Board of Directors, he does not have any right to vote or dispose of any shares owned by Hyundai.
(11) Represents options to purchase 18,749 shares of Common Stock. Excludes options to purchase 56,251 shares of Common Stock which are not exercisable within 60 days.
(12) Represents options to purchase 23,437 shares of Common Stock. Excludes options to purchase 70,313 shares of Common Stock which are not exercisable within 60 days.
(13) Represents options to purchase 13,750 shares of Common Stock.
(14) Mong Hun Chung is the Chairman and largest individual shareholder of Hyundai and may be considered a beneficial owner of such shares.

ESCROW SECURITIES

        In connection with the IPO and through March 31, 1997, the holders of the Company's Common Stock and options to purchase Common Stock placed 8,086,321 shares (the "Escrow Shares") and options to purchase 1,985,656 shares (the "Escrow Options") and the Company has placed through March 31, 1997 options issuable under the 1993 Stock Option
Plan to purchase 28,023 shares of Common Stock (together with the Escrow Options and the Escrow Shares, the "Escrow Securities") into escrow pursuant to an escrow agreement (the "Escrow Agreement") with American Stock Transfer & Trust Company, as escrow agent. The Escrow Securities are not assignable or transferable; however, the Escrow
Shares may be voted. Holders of any options in escrow may exercise their options prior to their release from escrow; however, the shares issuable upon any such exercise will continue to be held in escrow as Escrow Shares pursuant to the Escrow Agreement.

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

        (vi) commencing on May 9, 1996 and ending 18 months thereafter, the bid price of the Company's Common Stock averages in excess of $48.00 per share(subject to adjustment in the event of any reverse stock splits or other similar events) for 60 consecutive business days;

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

        Holders of Escrow Securities have agreed not to sell, transfer, hypothecate, negotiate, pledge, assign, encumber or otherwise dispose of any or all of the Escrow Securities unless and until (A) the Company shall have given notice that the conditions for the release of the Escrow Securities set forth in Paragraphs (a) and (b) above are met, or
(B) such disposition is (i) proposed in connection with an agreement by which the Company is to be acquired by or merged into another entity in which the consideration paid by the acquiror per share of the Company's stock is no less than 80% of the minimum consideration required by Paragraphs (a)(vi) and (vii)above as to a disposition of up to 50% of the Escrow Securities or by Paragraphs(b)(vi) and (vii) above as to a disposition of up to 100% of the Escrow Securities and (ii) approved by at least 80% of the votes cast, in person or by proxy, by holders of the Common Stock eligible to vote on such matter excluding the shares held by the holders of the Escrow Securities, provided that the holders of at least 50% of the Common Stock (excluding the shares held by the holders of the Escrow Securities) actually vote on such matter, in person or by proxy, or are present, in person or by proxy, at the meeting at which the vote takes place. If the Company is acquired by or merges into another company that thereafter owns all of the outstanding stock of the Company except for the Escrow Securities, at any time from and after the consummation of the merger or acquisition, holders of Escrow Securities desiring to dispose of their Escrow Securities will be permitted to do so if the acquiror gives notice as to conditions being met in Paragraphs (a) and (b) above or consents in writing to the disposition, but no vote or consent of the former stockholders of the Company will be required.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In October 1996, the Company acquired all of the outstanding capital stock of ViComp Technology, Inc. ("ViComp") for 491,253 shares (the "Acquisition Shares") of the Company's Common Stock (the "ViComp Acquisition"). Dr. Edmund Y. Sun, the Company's Chairman of the Board and Chief Technology Officer, was a co-founder of ViComp and owned
57.3% of the outstanding capital stock of ViComp(for which he had paid a total of $1,000,000 in September 1995 and January 1996)at the time of the ViComp Acquisition. The Company issued to Dr. Sun 281,520 shares of the Company's Common Stock for his ViComp capital stock in the ViComp Acquisition (57.3% of the total 491,253 shares of Common Stock issued in the ViComp Acquisition).

        140,760 of the Acquisition Shares issued to Dr. Sun were deposited in escrow and are subject to forfeiture and cancellation under certain circumstances and may not be publicly resold until released from escrow. The remaining of 140,760 Acquisition Shares issued to Dr. Sun were subject to performance escrow and were canceled under the escrow as certain milestones were not reached by July 1997.

        The ViComp Acquisition was unanimously approved by the disinterested members of the Company's Board of Directors, and the Company's Board of Directors was advised by Sutter Securities Incorporated that the ViComp Acquisition is fair from a financial point of view to the Company's stockholders other than Dr. Sun.

        Upon the closing of the IPO in May 1996, Dr. Sun converted 1,335,949 shares of Series B Preferred shares into 1,335,949 shares of Common
Stock.

        The Company borrowed $1,000,000 from Dr. Sun in June 1998. The loan from Dr. Sun will be converted into shares of the Company's common stock in July 1998 (at a price equal to 100% of the average closing price of the Company's common stock over the five trading days preceding the conversion) and with Dr. Sun to receive registration rights to cover these shares.

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

        In June 1998, the Company acquired a perpetual, worldwide, royalty-free license to DVD-ROM technology owned by Hyundai in exchange for 2,000,000 shares of the Company's Common Stock. In addition, the Company, through a newly-formed, wholly-owned subsidiary, DVS-Korea, completed the acquisition of DVD-ROM manufacturing capabilities, a related research and development team and management from Hyundai for $1,000,000 cash. The Company believes that the terms of this acquisition are fair to the Company and that the consummation of this transaction is in the best interests of the Company. The Company has obtained a fairness opinion of Houlihan Lokey Howard & Zukin Financial Advisors, Inc., a nationally recognized independent valuation firm, with respect to the fairness of the financial terms of the transaction to the Company.

        In 1993, Hyundai and the Company entered into agreements relating to the Company's development of a consumer karaoke player, a karaoke jukebox, encoding machines and a karaoke network system. These agreements were subsequently amended in 1994 in connection with the Company and Hyundai agreeing to a manufacturing relationship for karaoke jukebox players. The Company and Hyundai subsequently entered into the 1995 Hyundai Technical Assistance and License Agreement (the "Technical Agreement") which subsumed part of the agreements entered into in 1993 and obligated the Company to develop MPEG-2 compressor products. The Technical Agreement is still in force.

        In March 1996, the Company entered into an employment agreement with Dr. Sun. During the fiscal year ended March 31, 1998, the Company entered into employment agreements with the following executive officers: Thomas Parkinson, Edward Miller, Robert Werbicki, Gary
Franza and David Keller. See "Compensation of Directors and Executive Officers-Employment and Consulting Agreements."

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

        Mr. Troy is a member of Troy & Gould Professional Corporation, a law firm which was retained by the Company during the fiscal year ended
March 31, 1998, and has been retained to provide services for the current fiscal year.

        Mr. Smith provided consulting services to the Company during the fiscal year ended March 31, 1997, pursuant to which he received fees of $6,000.

        In August 1997 Mr. Werbicki sold substantially all of the assets of Synchrome Technology, Inc. to the Company for cash of $753,000.
Pursuant to the purchase agreement, Mr. Werbicki received an additional cash payment of $125,000 in February 1998 and the Company expects to make another cash payment of $125,000 when certain conditions are met further pursuant to the purchase agreement.








                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DIGITAL VIDEO SYSTEMS, INC.



Date:  July 29, 1998               By:/s/ Edward M. Miller
                                      ----------------------------
                                      Edward M. Miller
                                      Chief Executive Officer