Form 10QSB
period 1998-06-30
DIGITAL VIDEO SYSTEMS INC
filed 1998-08-14
CIK 1009395

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period

Commission file number 0-28472

                           DIGITAL VIDEO SYSTEMS, INC.
------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

            Delaware                                         77-0333728
        ------------------------------                   ------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                   Identification No.)


                160 Knowles Drive
                 Los Gatos, CA                                     95032
        --------------------------------------                   ---------
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


         Class                           Outstanding at July 31, 1998
----------------------------------      -------------------------------
(Common Stock, $.0001 Par Value)                    23,007,153



                           'Digital Video Systems, Inc.

                                      Index



Part I. Financial Information                                           Page
-----------------------------                                           ----

Item 1. Financial Statements (Unaudited)

Condensed consolidated balance sheets-
  June 30, 1998                                                            4

Condensed consolidated statements of operations-
  Three months ended June 30, 1998 and 1997                                5

Condensed consolidated statements of cash flows-
  Three months ended June 30, 1998 and 1997                                6

Notes to condensed consolidated financial statements-
  June 30, 1998                                                            7

Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              11



Part II. Other Information
--------------------------

Item 1. Legal Proceedings
        None                                                              --

Item 2. Changes in Securities and Use of the Proceeds                     17


Item 3. Defaults upon Senior Securities
        None                                                              --

Item 4. Submission of Matters to a Vote of Security Holders               17


Item 5. Other Information                                                 --


Item 6. Exhibits and Reports on Form 8-K                                  18

Signatures                                                                19












 Item I.  Financial Statements

                          Digital Video Systems, Inc.
                     Condensed Consolidated Balance Sheets
                                (in thousands)

                                                       June 30,
                                                         1998
                                                      -----------
                                                      (unaudited)
Assets:
Current assets:
   Cash and cash equivalents.........................     $1,874
   Restricted cash...................................      1,650
   Accounts receivable, net..........................      1,274
   Inventories.......................................      5,164
   Prepaid expenses and other current assets.........        839
                                                      -----------
      Total current assets                                10,801

Property and equipment, net..........................      2,015
Intangible assets....................................      3,437
Other assets.........................................        139
                                                      -----------
                                                         $16,392
                                                      ===========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable..................................      3,220
   Accrued liabilities...............................      2,450
   Notes payable to related parties..................      2,000
                                                      -----------
      Total current liabilities......................      7,670


Stockholders' equity:
Common stock.........................................          3
Additional paid-in capital...........................     60,010
Accumulated deficit..................................    (50,932)
Accumulated other comprehensive income...............       (359)
                                                      -----------
      Total stockholders' equity                           8,722
                                                      -----------
                                                         $16,392
                                                      ===========

     See accompanying notes to condensed consolidated financial statements.

                          Digital Video Systems, Inc.
                Condensed Consolidated Statements of Operations
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                        Three Months Ended
                                             June 30,
                                       -------------------
                                         1998      1997
                                       --------- ---------
Revenue:
  Product revenue......................  $2,314    $3,683
  Development and services revenue.....      75       --
  Component revenue....................     --      1,705
                                       --------- ---------
    Total revenue......................   2,389     5,388

Cost of product revenue................   1,853     3,415
Cost of development and
 services revenue......................       8       --
Cost of component revenue..............     --      1,671
                                       --------- ---------
Gross margin...........................     528       302
Operating expenses:
  Research and development.............   1,780       904
  Sales and marketing..................     931       585
  General and administrative...........   2,292     1,258
  Acquired in-process research
   and development.....................     500       --
                                       --------- ---------
     Total operating expenses..........   5,503     2,747
                                       --------- ---------
     Loss from operations..............  (4,975)   (2,445)
Other income (expense), net............      58       450
                                       --------- ---------
Net loss............................... ($4,917)  ($1,995)
                                       ========= =========

Basic and Diluted net loss per share...  ($0.34)   ($0.17)
                                       ========= =========
Shares used in the calculation of Basic
 and Diluted net loss per share .......  14,526    11,893
                                       ========= =========

   See accompanying notes to condensed consolidated financial statements.

                          Digital Video Systems, Inc.
                Condensed Consolidated Statements Of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                               Three Months End
                                                                   June 30,
                                                         ------------------------
                                                             1998         1997
                                                         ------------  ----------
Cash flows from operating activities:
Net loss..............................................       ($4,917)    ($1,995)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization.....................           504         182
    Acquired in-process research and development......           500           --
    Loss on disposal of fixed assets..................            65           --

Changes in operating assets and liabilities:
    Increase in restricted cash.......................        (1,650)          --
    Accounts receivable...............................          (135)       (780)
    Inventories.......................................           (87)     (1,008)
    Prepaid expenses and other current assets.........          (155)       (555)
    Accounts payable..................................         1,070        (976)
    Accrued liabilities...............................        (1,005)        (13)
                                                         ------------  ----------
Net cash used in operating activities.................        (5,810)     (5,145)

Investing activities:
Acquisition of property and equipment.................          (178)       (116)
Purchase of short term investments....................             --     (1,189)
Sale of short-term cash investments...................         1,033
Other investing activities............................           (86)        (50)
                                                         ------------  ----------
Net cash provided by (used in) investing activities...           769      (1,355)
                                                         ------------  ----------
Financing activities:
Proceeds from short-term loan ........................         1,000
Proceeds from exercise of stock options...............             --          3
                                                         ------------  ----------
Net cash provided by financing activities.............         1,000           3
                                                         ------------  ----------
Net (decrease) in cash and cash equivalents..                 (4,041)     (6,497)
Cash and cash equivalents at beginning of period......         5,915      32,221
                                                         ------------  ----------
Cash and cash equivalents at end of period............        $1,874     $25,724
                                                         ============  ==========
Supplemental disclosure of non cash transaction:
Issurance of stock to Hyundai for acquisition
of DVD-ROM asset......................................        $3,500          --

     See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)


Note 1-Basis of Presentation

Digital Video Systems, Inc. (the "Company") is a digital versatile disk (DVD) company, utilizing a single technology focus. The Company aims to develop, manufacture, and market DVD-based products for the computer peripheral, commercial video and consumer product markets. These products include DVD-ROM, DVD intelligent loaders, and DVD players. Products under development include DVD-RAM, CD-R and CD-RW drives and the DVD video engines(VE400). Existing products include video engines, video CD players for commercial applications, and MX video servers for education and corporate customers.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-KSB for the fiscal year ended March 31, 1998.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented. Operating results for the three-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending March 31, 1999.

All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include impairment write- downs of fixed assets and intangibles and the level of accounts receivable and inventory reserves. Actual results could differ from those estimates.


As a result of the Company's significant operating losses and the cost of acquiring and funding its recent acquisitions, the Company's working capital has been substantially reduced. The Company has as of June 30, 1998 working capital of $3.1 million and cash, cash equivalents and short-term investments of $1.9 million compared with $30.7 million of working capital and $26.9 million of cash and cash equivalents as of June 30, 1997. The Company's accumulated deficit was $51 million at June 30, 1998. The Company's available working capital is not sufficient to fund the DVD-ROM operations and the planned launch of its recently acquired DVD-ROM products, while maintaining the Company's other activities.

To provide additional working capital, in June 1998 the Company borrowed $1,000,000 from Dr. Edmund Y. Sun, the Company's Chairman and Chief Technology Officer. The loan with interest from Dr. Sun was converted into shares of the Company's common stock in July 1998. Notwithstanding the financing provided by Dr. Sun, the Company will need to generate additional liquidity to meet its current obligations and maintain its current level of operations or to fund any significant future increase in revenues. The Company is actively seeking additional financing to meet those needs. Management's plan in continuing their operations include raising additional funds from new and existing investors and financial institutions, evaluating its operating costs for potential consolidation and future cost savings and generating revenues from product sales.

The Company's goal is to bring to market higher-margin products based on the Company's engineering capabilities, such as the DVD-ROM, DVD player and DVD intelligent loader product lines, and to provide adequate technical and marketing support for currently marketed products. In addition, the Company intends to convert its commercial Video CD product lines to DVD-based product lines. To meet the Company's objectives, operations will be streamlined and lower-margin product lines or other operations that are likely to generate significant negative cash flow for the foreseeable future will be eliminated. As part of this plan the Company will no longer produce consumer Video CD players in China and will no longer produce the New Media Division's current product line while completing development of its Catapult ad insertion product for sale or license to a third party.

There can be no assurance that the Company will obtain additional financing or product revenue necessary to continue operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2- Net Loss Per Share

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

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares during the periods, except those that are antidilutive. Basic and diluted net loss per share is calculated as follows(in thousands):

                                        Three Months Ended
                                             June 30,
                                       -------------------
                                         1998      1997
                                       --------- ---------
Net loss.............................   ($4,917)  ($1,995)
                                       ========= =========


Weighted average common shares
  outstanding(1).....................    14,526    11,893
                                       --------- ---------
Shares used in computing Basic and Diluted
  net loss per share.................    14,526    11,893
                                       ========= =========

Basic and Diluted net loss per share..   ($0.34)   ($0.17)
                                       ========= =========

__________________
(1) Does not include 8,311,598 and 8,388,814 shares of escrow common stock for the three months ended June 30, 1998 and 1997, respectively.

For three months ended June 30, 1998 and 1997, respectively, 3,478,100 and 3,406,309 options and 18,489,955 and 18,480,970 of warrants were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive.


Note 3 - Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of fiscal year ended March 31, 1999 ("Fiscal 1999"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however it has no impact on the Company's net loss or stockholders' equity.

The components of comprehensive income, net of tax, are as follows(in thousands):

                                        Three Months Ended
                                             June 30,
                                       -------------------
                                       1998      1997
                                       --------- ---------
Net loss............................... ($4,917)  ($1,995)
Cumulative foreign currency
  translation adjustments............      (287)      (90)
Deferred Compensation................       (72)      (83)
                                       --------- ---------
  Comprehensive loss.................   ($5,276)  ($2,168)
                                       ========= =========




Accumulated other comprehensive loss presented on the accompanying consolidated condensed balance sheets consists of the cumulative foreign currency translation adjustments and deferred compensation.



Note 3 - Inventories

Inventories consisted of the following:

                                       June 30,
                                        1998
                                     -----------
Inventories:
   Raw materials                       $2,438
   Work in process                        948
   Finished goods                       1,778
                                    -----------
                                       $5,164
                                    ===========



Note 4- DVD-ROM Asset Acquisition

In June 1998, the Company completed the acquisition (the "DVD-ROM Acquisition") of a perpetual, worldwide, royalty-free license to DVD-ROM technology owned by Hyundai Electronics Industries, Co., Ltd. ("Hyundai") in
exchange for 2,000,000 shares of the Company's common stock.   In addition,
the Company, through a newly-formed, wholly-owned subsidiary, DVS-Korea, completed the acquisition of DVD-ROM manufacturing capabilities, a related research and development team and management from Hyundai for $1,000,000 in cash. With this acquisition, the Company gained additional DVD intellectual property, supply and manufacturing relationships, and additional product lines. The principal product is the DVD-ROM drive, which the Company introduced in June 1998 in small quantities with a 2X data transfer rate. Additional intellectual property acquired from Hyundai included the technology of CD-R, CD-RW and DVD-RAM drives.

The total purchase price of approximately $4.7 million included cash of $1 million, the issuance of 2,000,000 shares of common stock and related acquisition costs of $162,000.

Based upon a preliminary valuation, the purchase price has been allocated as follows(in thousands):

    Current assets........................              $75
    Equipment.............................            1,032
    Intangibles...........................            2,400
    Goodwill..............................              655
    In-process research and development...              500
                                                 -----------
                                                     $4,662
                                                 ===========



In accordance with generally accepted accounting principles, in-process research and development of $500,000 has been expensed. Other intangible assets will be amortized on a straight line basis over their estimated useful lives of three years.

Note 5 - Other Related Party Transactions

To provide additional working capital, in June 1998 the Company borrowed $1,000,000 from Dr. Edmund Y. Sun, the Company's Chairman and Chief Technology Officer. The loan from Dr. Sun plus interest of approximately $7,000 were subsquently converted into 1,331,479 shares of the Company's common stock in July 1998 at $0.76 per share(a price equal to 100% of the average closing price of the Company's common stock over the five trading days preceding the conversion).

The company has $1,000,000 of notes payable outstanding to Hyundai as of June 30,1998 in relation to the DVD-ROM assets acquired. The Company expects to pay off the entire balance once pending regulatory issues have been cleared.

The Company has an outstanding receivable balance of $2,900,000 as of June 30, 1998 with its former joint venture partner in the Peoples Republic of China ("China"). The Company, on behalf of the Panyu Joint Venture, has retained a local CPA firm in China to perform an investigative audit on transactions with its former joint venture partner and retained a Chinese Counsel to provide advice on how to recover payment from the outstanding balance and is currently investigating all available legal remedies. The balance was fully reserved at June 30, 1998, as there can be no assurance that any amounts will be recovered from its former joint venture partner.

The Company's receivable outstanding from Wyan, a company located in China, was approximately $542,000 as of June 30, 1998, which was fully reserved for. The Company owns less than 20% of Wyan's equity.

Note 6 - Recent Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 will be effective for the Company at the beginning of the June 2000 quarter for both annual and interim reporting periods. The Company is evaluating the potential impact of this accounting pronouncement on required disclosures and accounting practice.

Note 7 - Restricted Cash

As of June 30, 1998, the Company has approximately $1,650,000 of cash reserved for letters of credit on inventory purchases in Asia.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Act of 1995 that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, proposed sales of the Company's products, markets, and the development of the Company's products. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, the uncertainty of market acceptance of DVD and Video CD players and sub-assemblies and other Company products, including DVD-ROM products and network video, planned growth of the Company's operations, including potential acquisitions of other businesses or technologies, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, conducting business in foreign countries, such as China, South Korea and Taiwan, and the competitive market for the Company's products, and other factors described in Exhibit 99.1 the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998, or in other documents the Company files from time-to-time with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 and the condensed consolidated financial statements and notes thereto included herein for the three months ended June 30, 1998.


RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenues for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. See Condensed Consolidated Statements of Operations.

                                         Percent of Revenue
                                       -------------------
                                        Three Months Ended
                                             June 30,
                                       -------------------
                                         1998      1997
                                       --------- ---------


Revenues                                  100.0%    100.0%

Gross margin                               22.1%      5.6%
Research and development                   74.5%     16.8%
Sales and marketing                        39.0%     10.9%
General and administration                 95.9%     23.3%
Acquired in process R & D                  20.9%      0.0%
Operating loss                           -208.2%    -45.4%
Net loss                                 -205.8%    -37.0%

                                         Three months ended
                                             June 30,
                                       -------------------     %
                                         1998      1997     Change
                                       --------- --------- ---------
Consolidated Revenue                     $2,389    $5,388     -55.7%


Total revenue decreased $3 million, or 55.7% for the three months ended June 30, 1998 compared with the three months ended June 30, 1997 as a result of decreasing product and component revenue.

Product revenue decreased $1.4 million, or 37.2% to $2.3 million for the three months ended June 30, 1998 compared with the three months ended June 30, 1997. Product revenue for the three months ended June 30, 1998 includes Video CD players, digital advertisement insertion systems, computer peripheral products, and sub-assemblies; whereas, product revenue for the three months ended June 30, 1997 consists almost entirely of sub-assemblies of Video CD players. With the manufacturing capability acquired in August 1997 in Panyu China, the Company has transitioned from selling sub-assemblies of Video CD players to the finished products. However, with the declining price of the Video CD Player in China due to the increasing number of VCD manufacturing in China, both the unit price per player and the number of players and sub-assemblies sold in China by the Company have significantly decreased.
The Video CD player revenue was further negatively impacted due to the downtime from restructuring of the sales and marketing personnel at the Company's Panyu China Joint Venture. The decrease in the Video CD player revenue was partially offset by the revenue from new products-digital advertisment insertion systems and computer peripheral products.

For the three months ended June 30, 1998 and 1997, development and service revenue was insignificant.

There was no component revenue in the three months ended June 30, 1998 compared to $1.7 million in the three months ended June 30, 1997. The decrease resulted from the Company's decision to sell finished goods and sub-assemblies rather than component parts. Component revenue was primarily derived from the sale of certain inventory parts in excess of current manufacturing needs of the Company and was used to generate working capital and strengthen customer relationship. It is anticipated that component revenue will continue to be insignificant in absolute dollars and as percentage of total revenue in the future.

                                         Three months ended
                                             June 30,
                                       -------------------     %
                                         1998      1997     Change
                                       --------- --------- ---------
      Gross margin                         $528      $302      74.8%
      as a percentage of revenue           22.1%      5.6%



The increase in the gross margin as a percentage of total revenue for the three months ended June 30, 1998 compared to the same period last year was due to decreased component sales, which have a low margin and increased product sales from the Commercial Video CD players ("video engines"), which have a higher margin. This increase was partially offset by a decreased gross margin from the Consumer Video CD players sold in China.





                                          Three months ended
                                             June 30,
                                       -------------------     %
                                         1998      1997     Change
                                       --------- --------- ---------
      Research and Development           $1,780      $904      96.9%
      as a percentage of revenue           74.5%     16.8%



Research and development expenses consist primarily of personnel and equipment prototype costs required to conduct the Company's product development efforts. Research and development expenses increased $0.9 million, or 96.9%, during the three months ended June 30, 1998 compared with the same period in Fiscal year 1998. The increase in these expenses was primarily attributable to business combinations including the acquisitions of the New Media Division and Synchrome division and the formation of the Panyu joint venture in August 1997, and purchase of the DVD-ROM manufacturing capabilities and licenses of related intellectual property in June 1998. Total research and development expenses from these divisions were $0.8 million for the three months ended
June 30, 1998. The remaining increase was primarily due to higher levels of spending on product development programs and expenses related to headcount.

                                         Three months ended
                                             June 30,
                                       -------------------     %
                                         1998      1997     Change
                                       --------- --------- ---------
      Sales and Marketing                  $931      $585      59.1%
      as a percentage of revenue           39.0%     10.9%



Sales and marketing expenses consist primarily of personnel and consulting costs involved in the selling process and in the marketing of the Company's products, sales commissions, and expenses of trade shows and advertising. Sales and marketing expenses increased $0.3 million, or 59.1%, during the three months ended June 30, 1998 compared with the same period in fiscal year 1998. The increase in these expenses was primarily attributable to expenses related to the operations acquired by the Company in business combinations in August 1997.






                                         Three months ended
                                             June 30,
                                       -------------------     %
                                         1998      1997     Change
                                       --------- --------- ---------
      General and Administrative         $2,292    $1,258      82.2%
      as a percentage of revenue           95.9%     23.3%



General and administrative expenses consist of administrative salaries and benefits, insurance, facility, legal, accounting, investor relations and other business support costs. These expenses increased $1 million, or 82.2%, for the three months ended June 30, 1998. $0.9 million of such increase was primarily attributable to expenses related to the operations acquired by the Company in business combinations that occurred in August 1997. The remaining increase was primarily due to higher legal, accounting and consulting costs from the Hong Kong subsidiary,


The Company expects that total operating costs will remain flat given the consideration of the newly added DVD-ROM operation.

Acquired in process Research and Development

The Company recognized acquired in process research and development, a non-cash charge, during the three months of Fiscal 1999 of approximately $0.5 million resulting from the acquisition of the DVD-ROM operation. There were no such expenses during the first quarter of fiscal 1998.

                                         Three months ended
                                             June 30,
                                       -------------------     %
                                         1998      1997     Change
                                       --------- --------- ---------
      Other income                          $58      $450     -87.1%
      as a percentage of revenue            2.4%      8.4%



The decrease in other income for the three month ended June 30, 1998 resulted from lower interest income due to the declining cash balances and short-term investment.

Liquidity And Capital Resources

As a result of the Company's significant operating losses and the cost of acquiring and funding recent acquisitions, the Company's working capital has been substantially reduced. The Company has as of June 30, 1998 working capital of $3.1 million, including cash and cash equivalents and short-term investments of $1.9 million, compared to working capital at March 31, 1998 of $8.3 million, including cash and cash equivalents of $6.9 million. The Company's available working capital is inadequate to fund the DVD-ROM operation and the planned launch of its recently acquired DVD-ROM products, while maintaining the Company's other activities.


To provide additional working capital, in June 1998 the Company borrowed $1 million from Dr. Edmund Sun, the Company's Chairman and Chief Technology Officer. The loan from Dr. Sun was later converted into shares of the Company's common stock in July 1998 (See Note 5 - Other Related Party Transactions). Notwithstanding the financing provided by Dr. Sun, the Company will need to generate additional liquidity to meet its current obligations and maintain its current level of operations or to fund any significant future increase in revenues. The Company is actively seeking additional financing to meet those needs. Management's plan in continuing the Company's operations include raising additional funds from new and existing investors and financial institutions, evaluating its operating costs for potential consolidation and future cost savings and generating revenues from product sales.

The Company's goal is to bring to market higher-margin products based on the Company's engineering capabilities, such as the DVD-ROM, DVD player and DVD intelligent loader product lines, and to provide adequate technical and marketing support for currently marketed products. In addition, the Company intends to convert its commercial Video CD product lines to DVD-based product lines. To meet the Company's objectives, operations will be streamlined and lower-margin product lines or other operations that are likely to generate significant negative cash flow for the foreseeable future will be eliminated. As part of this plan the Company will no longer produce consumer Video CD players in China and will no longer produce the New Media Division's current product line while completing development of its Catapult ad insertion product for sale or license to a third party.

There can be no assurance that the Company will obtain additional financing or product revenue necessary to continue operations. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Net cash used in operating activities was $5.8 million for the three months ended June 30, 1998 compared to $5.1 million for the three months ended June 30, 1997. Substantially all of the net cash used in operating activities in the three months ended June 30, 1998 represented the net loss of $4.9 million adjusted for non-cash charges for depreciation and amortization of $0.5 million and acquired in-process research and development of $0.5 million and $1.7 million used to secure a letter of credit for purchases of inventory in Asia. Substantially all the net cash used in operating activities in the three months ended June 30, 1997 represented the net loss of $2.0 million adjusted by non-cash charges for depreciation and amortization of $0.2 million and net cash used to fund increased in accounts receivable of $0.8 million and inventories of $1.0 million, and decreases in accounts payable of $1.0 million.

Net cash provided by investing activities was $0.8 million for the three months ended June 30, 1998 compared to $1.4 million used in investing activities for the three months ended June 30, 1997. The $0.8 million of cash provided by investing activities in the three months ended June 30, 1998 includes the sale of short-term investments of $1 million which was partially offset by acquisition of property and equipment of $0.2 million. Net cash used for the three months ended June 30, 1997 was primarily for purchase of short-term investments.

For the three months ended June 30, 1998, net cash provided by financing activities was $1 million from proceeds of notes payable with Dr. Edmund Sun, the Company's Chairman and Chief Technology Officer(See Note 5-Other Related Party Transactions). Net cash provided by financing activities was minimal for the three months ended June 30, 1997.



The Company has $1 million payable to Hyundai in relation to the DVD-ROM purchase which the Company expects to pay off in August 1998.

The above activities resulted in a decrease in cash and cash equivalents of $4.0 million for the three months ended June 30, 1998 compared to a decrease in cash and cash equivalents of $6.5 million for the three months ended June 30, 1997.

The Company has an inventory purchase commitment with Siemens Energy & Automation, Inc. of approximately $0.4 million as of June 30, 1998.



Part II. Other Information
Except as listed below, all information required by items in Part II is omitted because the items are inapplicable or the answer is negative.


Item 2. Changes in Securities and Use of the Proceeds

On June 24, 1998, Dr. Edmund Y. Sun, the Company's Chairman and Chief Technology Officer, entered into an irrevocable subscription agreement with the Company whereby Dr. Sun agreed to purchase shares of the Company's common stock ("Common Stock") in exchange for the cancellation by Dr. Sun of $1,000,000 in aggregate principal amount of loans and $7,397 of accrued interest thereon, owing from the Company to Dr. Sun. The number of shares purchased by Dr. Sun was determined by dividing the total principal and accrued interest of $1,007,397 by the average of the closing sale price for the Common Stock on the five trading days following the Company's release of its quarterly earnings press release on June 30, 1998. Pursuant to the terms of the subscription agreement, on July 8, 1998 Dr. Sun purchased a total of 1,331,479 shares of Common Stock at a price per share of and $0.7566. The Company issued shares to Dr. Sun in reliance on Rule 506 of the Securities Act of 1933, as amended (the "Securities Act"). The Company's reliance on Rule 506 is based on the following facts: (i) the offer and sale of the 1,331,479 shares of Common Stock satisfies the terms and conditions of Rules 501 and 502 under the Securities Act; (ii) there was a single purchaser (the "Purchaser"); and (iii) the Purchaser is an accredited investor as defined in Rule 501(a) of the Securities Act.



Item 4.  Submission of Matters to a Vote of Security Holders

In June 1998, the Company completed the acquisition of a perpetual, worldwide, royalty-free license to DVD-ROM technology owned by Hyundai Electronics Industries Co., Ltd. for 2,000,000 shares of Common Stock.
In addition, the Company, through a newly-formed, wholly-owned subsidiary, DVS-Korea, completed the acquisition of DVD-ROM manufacturing capabilities, a related research and development team and management from Hyundai for $1,000,000 in cash. In connection therewith, the owners of record collectively of approximately 50.1% (8,553,490 shares) of the Company's issued and outstanding Common Stock entitled to vote on the transaction as of April 30, 1998 (17,073,553 shares) signed a written consent approving and adopting the terms of the transaction, including, without limitation, the issuance of 2,000,000 shares of Common Stock to Hyundai. In connection with obtaining such written consent, the Company provided notice thereof to its shareholders in accordance Delaware General Corporate Law ("DGCL") Section 228(d), and, on June 3, 1998, filed an Information Statement on Schedule 14C (the "Information Statement") with the Securities and Exchange Commission and mailed the Information Statement to its shareholders. Although approval of the Company's shareholders was not required under governing Delaware law, such approval was required under Nasdaq rules applicable to companies listed on the Nasdaq National Market.


 Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed herewith or incorporated by reference:
(10)  Material contracts incorporated by reference

10.1 Employment Agreement dated as of May 8, 1998 by and between the Company and Sung Hee Lee.
10.2 Subscription Agreement dated June 24, 1998 by and between the Company and Dr. Edmund Sun.

27.1 Financial Data Schedule

(b)   Reports on Form 8-K:

(1)Report on Form 8-K filed on July 6, 1998. Item 2 (Acquisition or Disposition of Assets) and (Financial Statements and Exhibits)































SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Digital Video Systems, Inc.
                                        ----------------------------------
                                           (Registrant)


Date:  August 14, 1998                  /s/ Edward M. Miller
---------------------------               ------------------------------------
                                            Edward M. Miller--
                                            Chief Executive Officer and
                                            President and Chief Operating
                                            Officer-- United States Operations









































   EXHIBIT INDEX


   Exhibit Number

   10.1 Employment Agreement dated as of May 8, 1998 by and between the Company and Sung Hee Lee.
   10.2 Subscription Agreement dated June 24, 1998 by and between the Company and Dr. Edmund Sun.

   27.1 Financial Data Schedule