Form 10QSB
period 1998-09-30
DIGITAL VIDEO SYSTEMS INC
filed 1998-11-16
CIK 1009395

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1998

                                       or

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


         Class                           Outstanding at October 31, 1998
----------------------------------      -------------------------------
(Common Stock, $.0001 Par Value)                    25,156,470



                           'Digital Video Systems, Inc.

                                      Index



Part I. Financial Information                                           Page
-----------------------------                                           ----

Item 1. Financial Statements (Unaudited)

Condensed consolidated balance sheets-
  September 30, 1998                                                      4

Condensed consolidated statements of operations-
  Three months ended September 30, 1998 and 1997                          5

Condensed consolidated statements of cash flows-
  Six months ended September 30, 1998 and 1997                            6

Notes to condensed consolidated financial statements-
  September 30, 1998                                                      7

Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             11



Part II. Other Information
--------------------------

Item 1. Legal Proceedings
        None                                                              --

Item 2. Changes in Securities and Use of the Proceeds
        None                                                              --

Item 3. Defaults upon Senior Securities
        None                                                              --

Item 4. Submission of Matters to a Vote of Security Holders
        None                                                              --

Item 5. Other Information                                                 --


Item 6. Exhibits and Reports on Form 8-K                                  16

Signatures                                                                17












 Item I.  Financial Statements

                          Digital Video Systems, Inc.
                     Condensed Consolidated Balance Sheet
                                (in thousands)
                                  (Unaudited)

                                                      September 30,
                                                          1998
                                                      ------------

Assets:
Current assets:
   Cash and cash equivalents.........................          $8
   Restricted cash...................................         751
   Accounts receivable, net..........................         837
   Inventories.......................................       5,270
   Prepaid expenses and other current assets.........         911
                                                      ------------
      Total current assets                                  7,777

Property and equipment, net..........................       2,469
Intangible assets....................................         133
Other assets.........................................       3,090
                                                      ------------
                                                          $13,469
                                                      ============
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable..................................      $3,115
   Accrued liabilities...............................       4,004
                                                      ------------
      Total current liabilities......................       7,119


Stockholders' equity:
Common stock.........................................           3
Additional paid-in capital...........................      61,326
Accumulated deficit..................................     (55,098)
Accumulated other comprehensive income...............         119
                                                      ------------
      Total stockholders' equity                            6,350
                                                      ------------
                                                          $13,469
                                                      ============

     See accompanying notes to condensed consolidated financial statements.

                          Digital Video Systems, Inc.
                Condensed Consolidated Statements of Operations
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                        Three Months Ended  Six Months Ended
                                          September 30,       September 30,
                                       ------------------- -------------------
                                         1998      1997      1998      1997
                                       --------- --------- --------- ---------
Revenue:
  Product revenue......................  $3,083    $2,974    $5,397    $6,657
  Development and services revenue.....     260         1       335         1
  Component revenue....................     133       738       133     2,443
                                       --------- --------- --------- ---------
    Total revenue......................   3,476     3,713     5,865     9,101

Cost of product revenue................   2,651     2,485     4,504     5,900
Cost of development and
 services revenue......................      12       --         20       --
Cost of component revenue..............     143       729       143     2,400
                                       --------- --------- --------- ---------
Gross margin...........................     670       499     1,198       801
Operating expenses:
  Research and development.............   1,911     1,588     3,691     2,492
  Sales and marketing..................     738       901     1,669     1,486
  General and administrative...........   2,161     1,910     4,453     3,168
  Acquired in-process research
   and development.....................      --       617       500       617
                                       --------- --------- --------- ---------
     Total operating expenses..........   4,810     5,016    10,313     7,763
                                       --------- --------- --------- ---------
     Loss from operations..............  (4,140)   (4,517)   (9,115)   (6,962)
Other income (expense), net............     (24)      293        34       743
                                       --------- --------- --------- ---------
Net loss............................... ($4,164)  ($4,224)  ($9,081)  ($6,219)
                                       ========= ========= ========= =========

Basic and Diluted net loss per share...  ($0.26)   ($0.34)   ($0.60)   ($0.51)
                                       ========= ========= ========= =========
Shares used in the calculation of Basic
 and Diluted net loss per share .......  15,866    12,300    15,196    12,095
                                       ========= ========= ========= =========

   See accompanying notes to condensed consolidated financial statements.

                          Digital Video Systems, Inc.
                Condensed Consolidated Statements Of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                              Six Months End
                                                               September 30,
                                                         ------------------------
                                                             1998         1997
                                                         ------------  ----------
Cash flows from operating activities:
Net loss..............................................       ($9,083)    ($6,219)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization.....................         1,038         584
    Purchased in-process research and development.....           500         617
    Loss on disposal of fixed assets..................           117          --
Changes in operating assets and liabilities:
    Increase in restricted cash.......................          (751)         --
    Accounts receivable...............................           302      (3,835)
    Inventories.......................................          (193)       (476)
    Prepaid expenses and other current assets.........          (227)       (847)
    Accounts payable..................................           965         831
    Accrued liabilities...............................          (451)        775
                                                         ------------  ----------
Net cash provided in operating activities.............        (7,783)     (8,570)

Investing activities:
Acquisition of property and equipment.................          (865)       (464)
Acquisition of Digital Video Division of
  Arris Interactive LLC...............................          --        (1,642)
Sale of short-term cash investments...................         1,033          --
Purchase of short term investments....................          --        (2,857)
Other investing activities............................           392        (129)
                                                         ------------  ----------
Net cash provided in investing activities.............           560      (5,092)
                                                         ------------  ----------
Financing activities:
Proceeds from short-term loan ........................         1,000          --
Repayment of short-term loan .........................        (1,000)         --
Issuance of common stock..............................         1,316          --
Proceeds from exercise of stock options...............          --            12
                                                         ------------  ----------
Net cash provided by financing activities.............         1,316          12
                                                         ------------  ----------
Net (decrease) in cash and cash equivalents..                 (5,907)    (13,650)
Cash and cash equivalents at beginning of period......         5,915      32,221
                                                         ------------  ----------
Cash and cash equivalents at end of period............            $8     $18,571
                                                         ============  ==========
Supplemental disclosure of non cash transaction:
Issurance of stock to Hyundai for acquisition
of DVD-ROM asset......................................        $3,500      $  --

     See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)


Note 1-Basis of Presentation

Digital Video Systems, Inc. (the "Company") is a digital versatile disk
(DVD) company, that uses this technology platform as the basis for its product introductions. The Company is currently developing, manufacturing, and marketing DVD-based products for the computer and consumer product markets. These products include DVD-ROM drives, DVD intelligent loaders, DVD players, DVD-RAM drives, and DVD video engines. The Company commenced sales of its 2X DVD-ROM drives in the current quarter. Previously developed products from which the Company currently derives revenue include its "Enterprise" ad-insertion product, its video CD player, video engine 100, 200, and 300 for commercial applications, and MX video servers for education and corporate customers.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented. Operating results for the six-month and three-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending March 31, 1999.

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

As a result of the Company's significant operating losses and the cost of acquiring and funding its recent acquisitions, the Company's working capital has been substantially reduced. The Company had as of September 30, 1998 working capital of $0.66 million and cash, cash equivalents and short-term investments of $0.76 million compared with $25.6 million of working capital and $21.6 million of cash and cash equivalents as of September 30, 1997. The Company's accumulated deficit was $55 million at September 30, 1998.

In August 1998 Hsu Yao Wen invested $300,000 into the Company, which was used for capital equipment purchases by the Company's DVS-Korea subsidiary. Mr. Hsu received 778,255 shares of Common stock for this investment.

In October and November of 1998, Oregon Power Lending Insitution ("OPLI") purchased $2.0 million (the "First Tranche") of the Company's Preferred Stock, pursuant to a binding letter agreement (the "Letter Agreement"). The Letter Agreement calls for an additional mandatory investment by OPLI of $1 million and optional investments of up to $7 million, for an aggregate investment of up to $10 million. All issuances of the Preferred Stock to OPLI following the First Tranche are subject to prior approval of a majority of the Company's Shareholders. The Preferred Stock is convertible into the Company's common stock at a conversion price of $0.47 per share. Thus, the $2.0 million worth of Preferred Stock sold in the First Tranche is convertible into 4,255,319 shares of the Company's common stock. In connection with its purchase of the First Tranche, OPLI also received an option (the "Option") to purchase up to 2 million shares of the Company's common stock at an exercise price of $0.75 per share. The option has a term of 24 months. When OPLI makes its additional required investment in the Company, it will receive an option to purchase an additional 1 million shares of the Company's common stock, also at an exercise price of $0.75 per share and with a term of 24 months.

The Company will need to generate additional liquidity to fund any significant future increase in revenues. The Company is actively seeking additional financing to meet those needs. Management's plan to meet these requirements is to raise additional funds from new and existing investors, further reduce its operating costs, and generate higher revenues from product sales. There can be no assurance that the Company will obtain additional financing or product revenue necessary to expand operations.

The Company's goal is to bring to market higher-margin products based on the Company's DVD intellectual property portfolio, such as the DVD-ROM, DVD player, DVD video engine, and DVD intelligent loader product lines, and to provide adequate technical and marketing support for currently marketed products. In addition, the Company intends to convert its commercial Video CD ("video engine") product lines to DVD-based product lines. To meet the Company's objectives, management plans to streamline operations and eliminate lower-margin product lines or other operations that are not essential to the Company's primary products and markets. As part of this plan the Company will no longer produce consumer Video CD players in China and, effective in early October, the Company began the closure of its Panyu, China facility. Effective September 30, DVS has closed both its office in Tokyo, Japan and its New Media division in Atlanta, GA. The Company will use its best efforts to license or sell the New Media division intellectual property, including the Catapult ad insertion product.







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

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares during the periods, except those that are anti-dilutive. Basic and diluted net loss per share is calculated as follows (in thousands):


                                        Three Months Ended
                                          September 30,
                                       -------------------
                                         1998      1997
                                       --------- ---------
Net loss.............................   ($4,164)  ($4,224)
                                       ========= =========

Weighted average common shares
  outstanding(1).....................    15,866    12,300
                                       --------- ---------
Shares used in computing Basic and Diluted
  net loss per share.................    15,866    12,300
                                       ========= =========

Basic and Diluted net loss per share..   ($0.26)   ($0.34)
                                       ========= =========

__________________
(1) Does not include 8,311,598 and 8,396,153 shares of escrow common stock for the three months ended September 30, 1998 and 1997, respectively.

For three months ended September 30, 1998 and 1997, respectively, 4,532,805 and 4,003,695 options and 18,450 and 18,450 of warrants were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive.


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

The components of comprehensive income, net of tax, are as follows(in thousands):

                                         Three months ended
                                          September 30,
                                       -------------------
                                       1998      1997
                                       --------- ---------
Net loss............................... ($4,164)  ($4,224)
Cumulative foreign currency
  translation adjustments............       184       (90)
Deferred Compensation................       (65)      (83)
                                       --------- ---------
  Comprehensive loss.................   ($4,045)  ($4,397)
                                       ========= =========


Accumulated other comprehensive loss presented on the accompanying consolidated condensed balance sheets consists of the cumulative foreign currency translation adjustments and deferred compensation.



Note 3 - Inventories

Inventories consisted of the following:

                                   September 30
                                       1998
                                   ------------
Inventories:
   Raw materials                        $4,083
   Work in process                          21
   Finished goods                        1,166
                                   ------------
                                        $5,270
                                   ============



Note 4 - Other Related Party Transactions

The Company has an outstanding receivable balance of $2.9 million as of September 30, 1998 with its former joint venture partner in the Peoples Republic of China ("China"). The Company, on behalf of the Panyu Joint Venture, has retained a local CPA firm in China to perform an investigative audit on transactions with its former joint venture partner and retained a Chinese Counsel to provide advice on how to recover payment from the outstanding balance and is currently investigating all available legal remedies. The balance, originally reserved on March 31, 1998 remained fully reserved at September 30, 1998, as there can be no assurance that any amounts will be recovered from its former joint venture partner.

At September 30, 1998, the Company had an outstanding account receivable in the amount of approximately $0.54 million from Anhui Wanyan Electronic Systems Co., Ltd. ("Wyan"), a related party located in China, which was fully reserved. The Company owns less than 20% of Wyan's equity.



Note 5 - Recent Accounting Pronouncements

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

Note 6 - Restricted Cash

As of September 30, 1998, the Company has approximately $750,900 of cash reserved for letters of credit on inventory purchases in Asia.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


This document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Act of 1995 that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, proposed sales of the Company's products, markets, and the development of the Company's products. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, the uncertainty of market acceptance of DVD-ROM, DVD Intelligent Loaders, DVD Players, Video CD players and other Company products, planned growth of the Company's operations, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, conducting business in foreign countries, such as China and South Korea, and the competitive market for the Company's products, and other factors described in Exhibit 99.1 to the Form 10-KSB, or in other documents the Company files from time-to-time with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 and the condensed consolidated financial statements and notes thereto included herein for the three months ended September 30, 1998.


RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 1998
COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenues for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. See Consolidated Statements of Operations.



                                        Percent of Revenue
                                       -------------------
                                        Three Months Ended
                                          September 30,
                                       -------------------
                                         1998      1997
                                       --------- ---------


Revenues                                  100.0%    100.0%

Gross margin                               19.3%     13.4%
Research and development                   55.0%     42.8%
Sales and marketing                        21.2%     24.3%
General and administration                 62.2%     51.4%
Acquired in process R & D                   0.0%     16.6%
Operating loss                           -119.1%   -121.7%
Net loss                                 -119.8%   -113.8%

                                         Three months ended
                                          September 30,
                                       -------------------     %
                                         1998      1997     Change
                                       --------- --------- ---------
Consolidated Revenue                     $3,476    $3,713      -6.4%


Total revenue decreased $0.24 million for the three months ended
September 30, 1998 compared with the three months ended September 30, 1997 as a result of decreasing component revenue.

Product revenue increased slightly to $3.08 million for the three months ended September 30, 1998 compared with the three months ended September 30, 1997. Product revenue for the three months ended September 30, 1998 includes DVD-ROM drives, video engine 100, 200 and 300, and computer peripheral products. The Company recognized revenue from the sale of digital ad insertion products and consumer video CD players from existing inventories. The latter two product lines have been discontinued by the Company. For the three months ended September 30, 1997, sales consisted almost entirely of video CD players and related component kits.

For the three months ended September 30, 1998 development and services revenue was $0.26 million compared to no significant development and service revenue for the three month ended September 30, 1997.

There was $0.13 million component revenue in the three months ended September 30, 1998 compared to $0.74 million in the three months ended September 30, 1997. Component revenue was derived primarily from the liquidation of video CD inventory in Panyu. It is anticipated that component revenue will continue to be insignificant in absolute dollars and as percentage of total revenue in the future.


                                         Three months ended
                                          September 30,
                                       -------------------     %
                                         1998      1997     Change
                                       --------- --------- ---------
      Gross margin                         $670      $499      34.3%
      as a percentage of revenue           19.3%     13.4%



The increase in the gross margin as a percentage of total revenue for the three months ended September 30, 1998 compared to the same period last year was due to decreased component sales, which have a low margin and increased product sales from DVD-ROM drives and Commercial Video CD players ("video engines"), which have a higher margin. This increase was partially offset by the negative gross margin from the liquidation of Consumer Video CD and ad insertion inventories.




                                          Three months ended
                                          September 30,
                                       -------------------     %
                                         1998      1997     Change
                                       --------- --------- ---------
      Research and Development           $1,911    $1,588      20.3%
      as a percentage of revenue           55.0%     42.8%



Research and development expenses consist primarily of personnel and equipment prototype costs required to complete the Company's product development efforts. Research and development expenses increased $0.3 million, or 20%, during the three months ended September 30, 1998 compared with the same period in Fiscal year 1998. The increase in these expenses was primarily attributable to the growth in the Company's emerging DVD-ROM business. A portion of the increase was due to product development programs and expenses related to the New Media division, which has since been discontinued. The Company expects that research and development expenses will remain steady for the short-term as the Company devotes most of these resources to DVD products, replacing research and development expenses associated with the New Media division.



                                         Three months ended
                                          September 30,
                                       -------------------     %
                                         1998      1997     Change
                                       --------- --------- ---------
      Sales and Marketing                  $738      $901     -18.1%
      as a percentage of revenue           21.2%     24.3%



Sales and marketing expenses consist primarily of personnel and consulting costs involved in the selling process and in the marketing of the Company's products, sales commissions, and expenses of trade shows and advertising. Sales and marketing expenses decreased $0.16 million, or 18%, during the three months ended September 30, 1998 compared with the same period in fiscal year 1998. As the Company continues its marketing efforts, sales and marketing expenses in dollar terms are expected to increase.






                                         Three months ended
                                          September 30,
                                       -------------------     %
                                         1998      1997     Change
                                       --------- --------- ---------
      General and Administrative         $2,161    $1,910      13.1%
      as a percentage of revenue           62.2%     51.4%



General and administrative expenses consist of administrative salaries and benefits, insurance, facility, legal, accounting, investor relations and other business support costs. These expenses increased $0.2 million, or 13.1%, for the three months ended September 30, 1998. The Company expects that general and administrative costs will increase in dollar terms to the extent the Company expands its DVD business.




                                         Three months ended
                                          September 30,
                                       -------------------     %
                                         1998      1997     Change
                                       --------- --------- ---------
      Other income                         ($24)     $293    -108.2%
      as a percentage of revenue           -0.7%      7.9%



The decrease in other income for the three month ended September 30, 1998 resulted from lower interest income due to declining cash balances and short-term investment.



Liquidity And Capital Resources

As a result of the Company's significant operating losses and the cost of acquiring and funding recent acquisitions, the Company's working capital has been substantially reduced. As of September 30, 1998, the Company had working capital of $0.66 million and cash, cash equivalents and short-term investments of $0.76 million, compared to working capital of $8.3 million and cash, cash equivalents, and short-term investments of $6.9 million at March 31, 1998. In October and November, Oregon Power Lending Institution ("OPLI") purchased $2.0 million (the "First Tranche") of the Company's Prefered Stock, pursuant to a binding letter agreement (the "Letter Agreement"). The Letter Agreement calls for an additional mandatory investment of up to $10 million. All issuances of the Preferred Stock to OPLI following the First Tranche are subject to prior approval of a majority of the Company's Shareholders. The Preferred Stock is convertible into the Company's common stock at a conversion price of $0.47 per share. The proceeds from OPLI's investments in the Company will be used as working capital to support the sale of DVD-ROM drives and for general corporate purposes. This amount may be insufficient if demand for DVD-ROM drives exceeds management's expectations.

The Company is actively seeking additional financing to meet its liquidity needs. Management's plan in continuing the Company's operations include raising additional funds from new and existing investors and financial institutions, and continuing to reduce its operating costs by closing non-performing businesses and divisions.

The Company's goal is to bring to market higher-margin products based on the Company's engineering capabilities, including DVD-ROM drives, DVD intelligent loaders, and DVD players. In addition, the Company intends to convert its Video engine product lines to DVD-based product lines. To meet the Company's objectives and to conserve resources, the Company has closed its New Media division, the manufacturing operations in Panyu and the Company's office in Japan are in the process of being closed, and operations at other locations are being streamlined. For the three months ended September 30, as well as for the three months ending December 31, 1998, the one-time costs associated with streamlining the Company's operations will have a negative impact on the Company's income statement.

Net cash used in operating activities was $7.8 million for the six months ended September 30, 1998 compared to $8.6 million for the six months ended September 30, 1997. Substantially all of the net cash used in operating activities in the six months ended September 30, 1998 represented the net loss of $9.1 million adjusted for non-cash charges for depreciation and amortization of $1.04 million and acquired in-process research and development of $0.75 million and net cash used to fund an increase in restricted cash of $0.5 million and a decrease in accounts payable of $0.97 million. Substantially all the net cash used in operating activities for the six months ended September 30, 1997 represented the net loss of $6.2 million adjusted by non-cash charges for depreciation and amortization of $0.58 million, purchased in-process research and development of $0.62 million and net cash used to fund increased in accounts receivable of $3.8 million and inventories of $0.48 million, and decreases in accounts payable of $0.83 million.

Net cash provided by investing activities was negligible for the six months ended September 30, 1998 compared to $5.1 million used in investing activities for the six months ended September 30, 1997. Substantially all of the cash provided by investing activities for the six months ended September 30, 1998 consisted of the sale of short-term investments of $1 million which was offset by the acquisition of property and equipment of $0.87 million. Net cash used for the six months ended September 30, 1997 was primarily for purchase of short-term investments and the acquisition of the New Media division from Arris Interactive.

Net cash provided by financing activities for the six months ended September 30, 1998 was $1,300,000 from the proceeds of short term loans. Net cash provided by financing activities was minimal for the six months ended September 30, 1997.

The above activities resulted in a decrease in cash and cash equivalents of $5.9 million for the six months ended September 30, 1998 compared to a decrease in cash and cash equivalents of $13.65 million for the six months ended September 30, 1997.




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


                                            Digital Video Systems, Inc.
                                        ----------------------------------
                                           (Registrant)


Date:  November 16, 1998                  /s/ Edward M. Miller
---------------------------               ------------------------------------
                                          Edward M. Miller--
                                          President and Chief Executive Officer








































   EXHIBIT INDEX


   Exhibit Number


   27.1 Financial Data Schedule