Form 10QSB/A
period 1998-09-30
DIGITAL VIDEO SYSTEMS INC
filed 1999-01-15
CIK 1009395

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

Commission file number 0-28472

                           DIGITAL VIDEO SYSTEMS, INC.
------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

            Delaware                                         77-0333728
        ------------------------------                   ------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                   Identification No.)


                  280 Hope Street
                 Mountain View, CA                                 94041
        --------------------------------------                   ---------
        (Address of principal executive offices)                 (Zip Code)

                             (650) 625-8200
             --------------------------------------------------
            (Registrant's telephone number, including area code)

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



Liquidity And Capital Resources

As a result of the Company's significant operating losses and the cost of acquiring and funding recent acquisitions, the Company's working capital has been substantially reduced. As of September 30, 1998, the Company had working capital of $0.66 million and cash, cash equivalents and short-term investments of $0.76 million, compared to working capital of $8.3 million and cash, cash equivalents, and short-term investments of $6.9 million at March 31, 1998. In October and November, Oregon Power Lending Institution ("OPLI") purchased $2.0 million (the "First Tranche") of the Company's Prefered Stock, pursuant to a binding letter agreement (the "Letter Agreement"). The Letter Agreement calls for an additional investment of up to $10 million. All issuances of the Preferred Stock to OPLI following the First Tranche are subject to prior approval of a majority of the Company's Shareholders. The Preferred Stock is convertible into the Company's common stock at a conversion price of $0.47 per share. The proceeds from OPLI's investments in the Company will be used as working capital to support the sale of DVD-ROM drives and for general corporate purposes. This amount may be insufficient if demand for DVD-ROM drives exceeds management's expectations.

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



Year 2000

The Company is taking appropriate steps to ensure that its computer systems will properly recognize date sensitive information when the year changes to 2000 or "00". Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is in the process of evaluating its computer systems to identify those that could be affected by this issue.

     Product Liability. While the Company believes that most of its currently developed and actively marketed products are Year 2000 compliant for significantly all functionality, these products could contain errors or defects related to the Year 2000. Versions of the Company's products which are not the most currently released or which are not currently being developed may not be Year 2000 compliant. The Company sells some of its older product lines, which are not being actively developed and updated, as such these products are not necessarily Year 2000 compliant.

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

     The Company believes that, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. Most of the Company's servers use the Windows NT operating system. Microsoft Corporation has stated that Windows NT is Year 2000 compliant or compliant with minor issues. The Company plans to upgrade or replace its operating systems to this platform. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material adverse impact on the operations of the Company. Additionally, the systems of other companies with which the Company does business may not address any Year 2000 problems on a timely basis, which could have an adverse affect on the Company's systems or business transactions. The area of highest risk to the Company related to the Year 2000 issue is noncompliance by key suppliers. However, based upon publicly available information, the Company believes that key suppliers, such as Matsushita, are Year 2000 compliant.

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


Date:  January 15, 1999                 /s/ Edward M. Miller
---------------------------               ------------------------------------
                                          Edward M. Miller--
                                          President and Chief Executive Officer








































   EXHIBIT INDEX


   Exhibit Number


   27.1 Financial Data Schedule