Form 10QSB
period 1998-12-31
DIGITAL VIDEO SYSTEMS INC
filed 1999-02-23
CIK 1009395

United States
                       Securities and Exchange Commission
                            Washington, D.C. 20549

                              FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended December 31, 1998

                                       or

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


         Class                           Outstanding at January 31, 1998
----------------------------------      -------------------------------
(Common Stock, $.0001 Par Value)                    25,206,805



                             Digital Video Systems, Inc.

                                      Index



Part I. Financial Information                                           Page
-----------------------------                                           ----

Item 1. Financial Statements (Unaudited)

Condensed consolidated balance sheets-
  December 31, 1998                                                      4

Condensed consolidated statements of operations-
  Three and nine months ended December 31, 1998 and 1997                 5

Condensed consolidated statements of cash flows-
  Nine months ended December, 1998 and 1997                              6

Notes to condensed consolidated financial statements-
  December 31, 1998                                                      7

Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                             12



Part II. Other Information
--------------------------

Item 1. Legal Proceedings                                               18

Item 2. Changes in Securities and Use of the Proceeds
        None                                                            --

Item 3. Defaults upon Senior Securities
        None                                                            --

Item 4. Submission of Matters to a Vote of Security Holders
        None                                                            --

Item 5. Other Information                                               --


Item 6. Exhibits and Reports on Form 8-K                                19

Signatures                                                              20





 Item I.  Financial Statements

                          Digital Video Systems, Inc.
                     Condensed Consolidated Balance Sheet
                                (in thousands)
                                 (Unaudited)

                                                      December 31,
                                                          1998
                                                      ------------

Assets:
Current assets:
   Cash and cash equivalents.........................      $1,950
   Restricted cash...................................         751
   Accounts receivable, net..........................         941
   Inventories.......................................       6,098
   Prepaid expenses and other current assets.........       1,445
                                                      ------------
      Total current assets                                 11,185

Property and equipment, net..........................       2,132
Intangible assets....................................       3,092
Other assets.........................................         135
                                                      ------------
                                                          $16,544
                                                      ============
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable..................................      $5,999
   Short term loan payable...........................       1,500
   Accrued liabilities...............................       4,648
                                                      ------------
      Total current liabilities......................      12,147


Stockholders' equity:
Common stock.........................................           3
Preferred stock.......................................          2
Additional paid-in capital...........................      63,327
Accumulated deficit..................................     (58,803)
Accumulated other comprehensive income...............        (132)
                                                      ------------
      Total stockholders' equity                            4,397
                                                      ------------
                                                          $16,544
                                                      ============


     See accompanying notes to condensed consolidated financial statements.

                          Digital Video Systems, Inc.
                Condensed Consolidated Statements of Operations
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                        Three Months Ende Nine Months Ended
                                          December 31,      December 31,
                                       ------------------------------------
                                         1998     1997     1998     1997
                                       ------------------------------------
Revenue:
  Product revenue......................  $4,927   $4,727  $10,324  $11,384
  Development and services revenue.....      66      644      401      645
  Component revenue....................     189      --       322    2,444
                                       ------------------------------------
    Total revenue......................   5,182    5,371   11,047   14,473

Cost of product revenue................   4,468    4,221    8,972   10,121
Cost of development and
 services revenue......................                2       20        2
Cost of component revenue..............     122      --       265    2,400
                                       ------------------------------------
Gross margin...........................     592    1,148    1,790    1,950
Operating expenses:
  Research and development.............   1,378    1,702    5,069    4,194
  Sales and marketing..................     650    1,394    2,319    2,880
  General and administrative...........   1,525    2,805    5,978    5,973
  Acquired in-process research
   and development.....................     --       --       500      617
                                       ------------------------------------
     Total operating expenses..........   3,553    5,901   13,866   13,664
                                       ------------------------------------
     Loss from operations..............  (2,961)  (4,753) (12,076) (11,714)
Other income (expense), net............    (744)     178     (710)     921
Minority Interest                           --      (241)     --      (241)
                                       ------------------------------------
Net loss............................... ($3,705) ($4,816)($12,786)($11,034)
                                       ====================================

Basic and Diluted net loss per share...  ($0.22)  ($0.39)  ($0.84)  ($0.91)
                                       ====================================
Shares used in the calculation of Basic
 and Diluted net loss per share .......  16,869   12,355   15,278   12,182
                                       ====================================

   See accompanying notes to condensed consolidated financial statements.

                          Digital Video Systems, Inc.
                Condensed Consolidated Statements Of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                              Nine Months End
                                                               December 31,
                                                         ------------------------
                                                             1998         1997
                                                         ------------  ----------
Cash flows from operating activities:
Net loss..............................................      ($12,890)   ($11,034)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Minority interest in consolidated joint venture...          --           241
    Depreciation and amortization.....................           859       1,115
    Purchased in-process research and development.....           500         617
    Loss on disposal of fixed assets..................        (1,045)          0
Changes in operating assets and liabilities:
    Increase in restricted cash.......................          (751)         --
    Accounts receivable...............................           198      (5,131)
    Inventories.......................................          (920)     (1,936)
    Prepaid expenses and other current assets.........          (761)       (483)
    Accounts payable..................................         3,849        (658)
    Accrued liabilities...............................         1,115       1,066
                                                         ------------  ----------
Net cash provided in operating activities.............        (9,846)    (16,203)

Investing activities:
Acquisition of property and equipment.................          (460)       (863)
Acquisition of Digital Video Division of
  Arris Interactive LLC...............................            --      (1,642)
Acquisition of Synchrome Technology, Inc..............            --        (778)
Sale of short-term cash investments...................         1,033          --
Purchase of short term investments....................            --      (2,510)
Other investing activities............................           405        (155)
                                                         ------------  ----------
Net cash provided in investing activities.............           978      (5,948)
                                                         ------------  ----------
Financing activities:
Proceeds from short-term loan ........................         2,500          --
Conversion of short-term loan .........................       (1,000)         --
Issuance of common stock..............................         1,403          --
Issuance of preferred stock...........................         2,000
Proceeds from exercise of stock options...............            --          18
                                                         ------------  ----------
Net cash provided by financing activities.............         4,903          18
                                                         ------------  ----------
Net (decrease) in cash and cash equivalents..                 (3,965)    (22,133)
Cash and cash equivalents at beginning of period......         5,915      32,221
                                                         ------------  ----------
Cash and cash equivalents at end of period............        $1,950     $10,088
                                                         ============  ==========
Supplemental disclosure of non cash transaction:
Issurance of stock to Hyundai for acquisition
of DVD-ROM asset......................................        $3,500      $  --

     See accompanying notes to condensed consolidated financial statements.

                       Digital Video Systems, Inc.
             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)


Note 1-Basis of Presentation

Digital Video Systems, Inc. (the "Company") is a digital versatile disk
(DVD) company, that uses this technology platform as the basis for its product introductions. The Company is currently developing, manufacturing, and marketing DVD-based products for the computer and consumer product markets. These products include DVD-ROM drives, DVD intelligent loaders, DVD players, DVD-RAM drives, and DVD video engines. The Company commenced sales of its 5X DVD-ROM drives and video engine 150 products in the current quarter. Previously developed products from which the Company currently derives revenue include its 2X DVD-ROM drive, "Enterprise" ad-insertion product, video CD player, video engine 100, 200, and 300 for commercial applications, and MX video servers for education and corporate customers.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented. Operating results for the nine-month and three-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending March 31, 1999.

All significant inter-company balances and transactions have been eliminated.

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

Effective November 1, 1998, the Company's Board of Directors voted unanimously to activate an Executive Committee with the authority to review all management decisions. The Executive Committee consists of Cary Fitchey, Michael Chen, and Douglas Watson.

As a result of the Company's significant operating losses and the cost of acquiring and funding its recent acquisitions, the Company's working capital has been substantially reduced. The Company had as of December 31, 1998 negative working capital of $1.0 million and cash, cash equivalents and short-term investments of $ 2.7 million compared with $21.1 million of working capital and $12.6 million of cash and cash equivalents as of December 31, 1997. The Company's accumulated deficit was $59 million at December 31, 1998.

In October and November of 1998, Oregon Power Lending Insitution ("OPLI") invested $2.0 million (the "First Tranche") in the Company's Series C Preferred Stock, pursuant to a binding letter agreement (the "Letter Agreement"). The Letter Agreement calls for two additional $2.0 million ("Second Tranche" and "Third Tranche") investments by OPLI and optional investments of up to $4 million, for an aggregate investment of up to $10 million. All issuances of the Preferred Stock to OPLI following the First Tranche are subject to prior approval of a majority of the Company's Shareholders. The Preferred Stock is convertible into the Company's common stock at a conversion price of $0.47 per share. Thus, the $2.0 million worth of Preferred Stock sold in the First Tranche is convertible into 4,255,319 shares of the Company's common stock. In connection with its purchase of the First Tranche, OPLI also received an option (the "Option") to purchase up to 2 million shares of the Company's common stock at an exercise price of $0.75 per share. The option has a term of 24 months. When OPLI makes its additional required investment in the Company, it will receive an option to purchase an additional 1 million shares of the Company's common stock, also at an exercise price of $0.75 per share and with a term of 24 months.

The Company issued a $1 million convertible promissory note to OPLI on November 12, 1998. Interest on the principal is accrued at a rate of 10% per annum. OPLI has the right to convert all or a portion of the outstanding principal amount and accrued interest of the note to Series C Convertible Preferred Stock. See Exhibit 10.3.

On December 31, 1998, the Company issued a $500,000 convertible preferred note to OPLI. Interest on the principal is accrued at a rate of 10% per annum. OPLI has the right to convert all or a portion of the outstanding principal amount and accrued interest of the note to Series C Convertible Preferred Stock. See Exhibit 10.4.

On January 21, 1999, the Company issued a $200,000 convertible preferred note to OPLI. Interest on the principal is accrued at a rate of 10% per annum. OPLI has the right to convert all or a portion of the outstanding principal amount and accrued interest of the note to Series C Convertible Preferred Stock. See exhibit 10.5.

On February 2, 1999, the Company issued a $100,000 convertible preferred note to OPLI. Interest on the principal is accrued at a rate of 10% per annum. OPLI has the right to convert all or a portion of the outstanding principal amount and accrued interest of the note to Series C Convertible Preferred Stock. See Exhibit 10.6.

On February 3, 1999, the Company issued a $186,000 convertible preferred note to OPLI. Interest on the principal is accrued at a rate of 10% per annum. OPLI has the right to convert all or a portion of the outstanding principal amount and accrued interest of the note to Series C Convertible Preferred Stock. See Exhibit 10.7.

On February 5, 1999, the Company issued a $100,000 convertible preferred note to OPLI. Interest on the principal is accrued at a rate of 10% per annum. OPLI has the right to convert all or a portion of the outstanding principal amount and accrued interest of the note to Series C Convertible Preferred Stock. See Exhibit 10.8.

On February 8, 1999, the Company issued a $100,000 convertible preferred note to OPLI. Interest on the principal is accrued at a rate of 10% per annum. OPLI has the right to convert all or a portion of the outstanding principal amount and accrued interest of the note to Series C Convertible Preferred Stock. See Exhibit 10.9.

On February 11, 1999, the Company issued a $433,326.40 convertible preferred note to OPLI. Interest on the principal is accrued at a rate of 10% per annum. OPLI has the right to convert all or a portion of the outstanding principal amount and accrued interest of the note to Series C Convertible Preferred Stock. See Exhibit 10.10.

In November, the Company's South Korean subsidiary entered into a one-year agreement with Hana Bank to provide a Letter of Credit facility up to $2.5 million. The line with Hana consists of $2.0 million for sight letters of credit and $500,000 for usage letters of credit. In December the Company's South Korean subsidiary entered into a one-year agreement with Hanvit Bank to provide a Letter of Credit facility of $3.0 million (sight letter of credit only). The Letter of Credit facility with Hanvit Bank requires compensating balances of $500,000. These Letter of Credit facilities allow the subsidiary to issue letters of credit to suppliers to obtain delivery of key components for the production of DVD-ROM drives. Under the terms of the agreement, the Letters of Credit must be repaid upon delivery of the components. See Exhibits 10.11 and 10.12.

In January 1999, the Company's South Korean subsidiary entered an agreement with Hyundai Capital Services, Inc. on the sale and lease-back of certain of the subsidiary's fixed assets. The purchase price for these assets was 986,867,235 Won. The lease carries an interest rate of 3% plus the Korean Corporate Bond rate (8.48%). See Exhibit 10.13.

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

The Company's goal is to bring to market higher-margin products based on the Company's DVD intellectual property portfolio, such as the DVD-ROM, DVD player, DVD video engine, and DVD intelligent loader product lines, and to provide adequate technical and marketing support for currently marketed products. In addition, the Company intends to convert its commercial Video CD ("video engine") product lines to DVD-based product lines. To meet the Company's objectives, management plans to streamline operations and eliminate lower-margin product lines or other operations that are not essential to the Company's primary products and markets. As part of this plan the Company has discontinued the production of consumer Video CD players in China and, effective in late September, the Company began the closure of its Panyu, China facility. The Company had closed its offices in Tokyo, Japan, Panyu, China and its New Media division in Atlanta, GA by December 31, 1998. The Company will use its best efforts to license or sell the New Media insertion product.


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

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares during the periods, except those that are anti-dilutive. Basic and diluted net loss per share is calculated as follows (in thousands):


                                        Three Months Ended
                                          December 31,
                                       ------------------
                                         1998     1997
                                       ------------------
Net loss.............................   ($3,705) ($4,816)
                                       ==================

Weighted average common shares
  outstanding(1).....................    16,869   12,355
                                       ------------------
Shares used in computing Basic and Diluted
  net loss per share.................    16,869   12,355
                                       ==================

Basic and Diluted net loss per share..   ($0.22)  ($0.39)
                                       ==================

__________________
(1) Does not include 8,287,850 and 8,460,022 shares of escrow common stock for the nine months ended December 31, 1998 and 1997, respectively.

For three months ended December 31, 1998 and 1997, respectively, 4,274,187 and 4,003,695 options and 18,450 and 18,450 of warrants were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive.


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

The components of comprehensive income, net of tax, are as follows(in thousands):

                                       Three months ended
                                          December 31,
                                       ------------------
                                          1998     1997
                                       ------------------
Net loss............................... ($3,705) ($4,575)
Cumulative foreign currency
  translation adjustments............       (66)     (90)
Deferred Compensation................       (65)     (83)
                                       ------------------
  Comprehensive loss.................   ($3,836) ($4,748)
                                       ========= =========


Accumulated other comprehensive loss presented on the accompanying consolidated condensed balance sheets consists of the cumulative foreign currency translation adjustments and deferred compensation.



Note 3 - Inventories

Inventories consisted of the following:

                                   September 30
                                       1998
                                   ------------
Inventories:
   Raw materials                        $3,364
   Work in process                         783
   Finished goods                        1,951
                                   ------------
                                        $6,098
                                   ============




Note 4 - Other Related Party Transactions

The Company has an outstanding receivable balance of $2.9 million as of December 31, 1998 with its former joint venture partner in the Peoples Republic of China ("China"). The Company, on behalf of the Panyu Joint Venture, retained a local CPA firm in China which performed an investigative audit in regard to certain transactions with its former joint venture partner and retained a Chinese Counsel to provide advice on how to recover payment from the outstanding balance and is currently investigating all available legal remedies. The balance, originally reserved on March 31, 1998 remained fully reserved at December 31, 1998, as there can be no assurance that any amounts will be recovered from its former joint venture partner.

At December 31, 1998, the Company had an outstanding account receivable in the amount of approximately $0.54 million from Anhui Wanyan
Electronic Systems Co., Ltd. ("Wyan"), a related party located in China, which was fully reserved. The Company owns less than 20% of Wyan's equity.


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

Note 6 - Restricted Cash

As of December 31, 1998, the Company has approximately $750,900 of cash reserved for letters of credit on inventory purchases in Korea and $500,000 offseting balance for the credit facility with Hanvit Bank.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Act of 1995 that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, proposed sales of the Company's products, markets, and the development of the Company's products. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, the uncertainty of market acceptance of DVD-ROM, DVD Intelligent Loaders, DVD Players, Video CD players and other Company products, planned growth of the Company's operations, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, conducting business in foreign countries, such as China and South Korea, and the competitive market for the Company's products, and other factors described in Exhibit 99.1 to the Form 10-KSB, or in other documents the Company files from time-to-time with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 and the condensed consolidated financial statements and notes thereto included herein for the three months ended December 31, 1998.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenues for the three months ended December 31, 1998 compared to the three months ended December 31, 1997. See Consolidated Statements of Operations.

                                         Percent of Revenue
                                       ------------------
                                        Three Months Ended
                                          December 31,
                                       ------------------
                                           1998     1997
                                       ------------------


Revenues                                  100.0%   100.0%

Gross margin                               11.4%    21.4%
Research and development                   26.6%    31.7%
Sales and marketing                        12.5%    26.0%
General and administration                 29.4%    52.2%
Acquired in process R & D                   0.0%     0.0%
Operating loss                            -57.1%   -88.5%
Net loss                                  -71.5%   -85.2%

                                         Three months ended
                                          December 31,
                                          ------------------    %
                                         1998     1997    Change
                                       ---------------------------
Consolidated Revenue                     $5,182   $5,371     -3.5%


Total revenue decreased $0.2 million for the three months ended
December 31, 1998 compared with the three months ended December 31, 1997 as a result of decreasing component revenue. The Company has discontinued component sales because those sales usually had negative gross margins.

Product revenue increased slightly by $0.2 million for the three months ended December 31, 1998 compared with the three months ended December 31, 1997. Product revenue for the three months ended December 31, 1998 included DVD-ROM drives, video engine 100, 150, 200 and 300, and computer peripheral products. The Company recognized revenue from the sale of digital ad insertion products and consumer video CD players from existing inventories. The latter two product lines have been discontinued by the Company. For the three months ended December 31, 1997, revenue was derived from the sale of video CD players and related component kits, video engine 100, computer peripherals, and digital ad insertion products.

For the three months ended December 31, 1998 development and services revenue was negligible compared to $0.64 million development and service revenue for the three month ended December 31, 1997.

There was $0.19 million component revenue in the three months ended December 31, 1998 compared to no significant component revenue in the three months ended December 31, 1997. Component revenue was derived primarily from the liquidation of video CD inventory in Panyu. It is anticipated that component revenue will continue to be insignificant in absolute dollars and as percentage of total revenue in the future.




                                         Three months ended
                                          December 31,
                                       ------------------    %
                                         1998     1997    Change
                                       ---------------------------
      Gross margin                         $592   $1,148    -48.4%
      as a percentage of revenue           11.4%    21.4%



The decrease in the gross margin as a percentage of total revenue for the three month period ended December 31, 1998 compared to the same period in the last fiscal year was due to the liquidation of Consumer Video
CD and ad insertion inventories, which have substantial negative gross margins.


                                          Three months ended
                                          December 31,
                                       ------------------    %
                                         1998     1997    Change
                                       ---------------------------
      Research and Development           $1,378   $1,702    -19.0%
      as a percentage of revenue           26.6%    31.7%



Research and development expenses consist primarily of personnel and equipment prototype costs required for the Company's product development efforts. Research and development expenses decreased slightly during the three months ended December 31, 1998 compared with the same period in Fiscal year 1998, the Company expects that the research and development expenses will increase as the Company devotes more resources to next generation DVD products.



                                         Three months ended
                                          December 31,
                                       ------------------    %
                                         1998     1997    Change
                                       ---------------------------
      Sales and Marketing                  $650   $1,394    -53.4%
      as a percentage of revenue           12.5%    26.0%



Sales and marketing expenses consist primarily of personnel and consulting costs involved in the selling process and in the marketing of the Company's products, sales commissions, and expenses of trade shows and advertising. Sales and marketing expenses decreased for the three month period ending December 31, 1998 compared with the same period in the previous fiscal year. As the Company continues its marketing efforts, sales and marketing expenses in dollar terms are expected to increase.



                                         Three months ended
                                          December 31,
                                       ------------------    %
                                         1998     1997    Change
                                       ---------------------------
      General and Administrative         $1,525   $2,805    -45.6%
      as a percentage of revenue           29.4%    52.2%



General and administrative expenses consist of administrative salaries and benefits, insurance, facility, legal, accounting, investor relations and other business support costs. These expenses decreased dramatically for the three-month period ending December 31, 1998 when compared to the same period from the previous fiscal year. The decrease was due to the Company's restructuring efforts. The Company expects that general and administrative costs will increase in dollar terms to the extent the Company continues to expand its DVD business.

                                         Three months ended
                                          December 31,
                                       ------------------    %
                                         1998     1997    Change
                                       ---------------------------
      Other income (expense)              ($744)    $178   -518.0%
      as a percentage of revenue          -14.4%     3.3%



The decrease in other income for the three month period ended September 30,1998 resulted from lower interest income due to declining cash balances and short-term investment.



Liquidity And Capital Resources

As a result of the Company's significant operating losses and the cost of acquiring and funding recent acquisitions, the Company's working capital has been substantially reduced. As of December 31, 1998, the Company had negative working capital of $1 million and cash, restricted cash and short-term investments of $2.7 million, compared to working capital of $21.09 million and cash, restricted cash, and short-term investments of $12.6 million at December 31, 1997. In October and November, Oregon Power Lending Institution ("OPLI") purchased $2.0 million (the "First Tranche") of the Company's Prefered Stock, pursuant to an Investment Agreement (the "Letter Agreement"). The Letter Agreement calls for potential additional investments of up to $10 million. All issuances of the Preferred Stock to OPLI following the First Tranche are subject to prior approval of a majority of the Company's Shareholders. The Preferred Stock is convertible into the Company's common stock at a conversion price of $0.47 per share. The proceeds from OPLI's investments in the Company will be used as working capital to support the sale of DVD-ROM drives and for general corporate purposes. This amount may be insufficient if demand for DVD-ROM drives exceeds management's expectations.

The Company is actively seeking additional investments and debt financing to meet its liquidity needs. Management's plan in continuing the Company's operations include raising additional funds from new and existing investors and financial institutions, and continuing to reduce its operating costs by closing non-performing businesses and divisions.

The Company's goal is to bring to market higher-margin products based on the Company's engineering capabilities, including DVD-ROM drives, DVD intelligent loaders, and DVD players. In addition, the Company intends to convert its Video engine product lines to DVD-based product lines. To meet the Company's objectives and to conserve resources, the Company has closed its New Media division, the manufacturing operations in Panyu and the Company's office in Japan, and the operations at some of the Company's other locations are being streamlined. For the three months ended December 31, the one-time costs associated with streamlining the Company's operations had a negative impact on the Company's income statement. The Company wrote down fixed assets from New Media Division, which comprised most of the loss on disposal of fixed assets shown on the cash flow statement.

Net cash used in operating activities was $9.8 million for the nine months ended December 31, 1998 compared to $16.2 million for the nine months ended December 31, 1997. Substantially all of the net cash used in operating activities in the nine months ended December 31, 1998 represented the net loss of $12.9 million adjusted for non-cash charges for depreciation and amortization of $0.9 million, loss on disposal of fixed assets of $1 million and net cash used to fund an increase in restricted cash of $0.75 million, and an increase in accounts payable of $3.8 million Substantially all the net cash used in operating activities for the nine months ended December 31, 1997 represented the net loss of $11 million represented the net loss of $11 million adjusted by non-cash charges for depreciation and amortization of $1.1 million and net cash used to fund increases in accounts receivable of $5.1 million and inventories of $1.9 million.

Net cash provided by investing activities was $0.98 million for the nine months ended December 31, 1998 compared to $5.95 million used in investing activities for the nine months ended December 31, 1997. Substantially all of the cash provided by investing activities for the nine months ended December 31, 1998 consisted of the sale of short-term investments of $1 million which was offset by the acquisition of property and equipment of $0.5 million. Net cash used for the nine months ended December 31, 1997 was primarily for purchase of short-term investments and the acquisition of the New Media division from Arris Interactive.

Net cash provided by financing activities for the nine months ended December 31, 1998 was $4.9 million from the proceeds of short-term loans and an equity investment by OPLI. Net cash provided by financing activities was minimal for the nine months ended December 31, 1997.

The above activities resulted in a decrease in cash and cash equivalents of $4.0 million for the nine months ended December 31, 1998 compared to a decrease in cash and cash equivalents of $22 million for the nine months ended December 31, 1997.


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



Part II. Other Information.

Except as listed below, all information required by items in Part II is omitted because the items are inapplicable or the answer is negative.

Item 1. Legal Proceedings

The Company is a defendant in an action brought by Adventures in Advertising in small claims division of the Municipal Court of California, Santa Clara County Judicial District. The plaintiff is seeking to recover $2930.63 in overdue invoices. The Company intends to settle this debt prior to trial.



Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed herewith or incorporated by reference:

10.3 Convertible Promissory Note of $1,000,000 payable to Oregon Power Lending Institution dated November 12, 1998.
10.4 Convertible Promissory Note of $500,000 payable to Oregon Power Lending Institution dated December 31, 1998.
10.5 Convertible Promissory Note of $200,000 payable to Oregon Power Lending Institution dated January 21, 1999.
10.6 Convertible Promissory Note of $100,000 payable to Oregon Power Lending Institution dated February 2, 1999.
10.7 Convertible Promissory Note of $186,000 payable to Oregon Power Lending Institution dated February 3, 1999.
10.8 Convertible Promissory Note of $100,000 payable to Oregon Power Lending Institution dated February 5, 1999.
10.9 Convertible Promissory Note of $100,000 payable to Oregon Power Lending Institution dated February 8, 1999.
10.10 Convertible Promissory Note of $433,326.40 payable to Oregon Power Lending Institution dated February 11, 1999.
10.11 Agreement with Hana Bank dated November 16, 1998 for a $2,500,000 credit facility. (To be translated)
10.12 Agreement with Hanvit Bank dated December 17, 1998 for a
      $3,000,000 credit facility. (To be translated)
10.13 Lease agreement with Hyundai Capital Services dated January 28, 1999

27.   Financial Data Schedule

(b)   Reports on Form 8-K:

        Form 8-K, dated November 3, 1998, announcing the investment in the Company by Oregon Power Lending Institution.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Digital Video Systems, Inc.
                                        ----------------------------------
                                           (Registrant)


Date:  February 22, 1999                 /s/ Edward M. Miller, Jr.
---------------------------               ------------------------------------
                                             Edward M. Miller, Jr.
                                             President and
                                             Chief Executive Officer

                                 EXHIBIT INDEX

Exhibit
Number

10.3 Convertible Promissory Note of $1,000,000 payable to Oregon Power Lending Institution dated November 12, 1998.

10.4 Convertible Promissory Note of $500,000 payable to Oregon Power Lending Institution dated December 31, 1998.

10.5 Convertible Promissory Note of $200,000 payable to Oregon Power Lending Institution dated January 21, 1999.

10.6 Convertible Promissory Note of $100,000 payable to Oregon Power Lending Institution dated February 2, 1999.

10.7 Convertible Promissory Note of $186,000 payable to Oregon Power Lending Institution dated February 3, 1999.

10.8 Convertible Promissory Note of $100,000 payable to Oregon Power Lending Institution dated February 5, 1999.

10.9 Convertible Promissory Note of $100,000 payable to Oregon Power Lending Institution dated February 8, 1999.

10.10 Convertible Promissory Note of $433,326.40 payable to Oregon Power Lending Institution dated February 11, 1999.

10.11 Agreement with Hana Bank dated November 16, 1998 for a $2,500,000 credit facility. (To be translated)
10.12   Agreement with Hanvit Bank dated December 17, 1998 for a
        $3,000,000 credit facility. (To be translated)

10.13   Lease agreement with Hyundai Capital Services dated January 28, 1999