Form 10KSB
period 1999-03-31
DIGITAL VIDEO SYSTEMS INC
filed 1999-07-01
CIK 1009395

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-KSB

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the fiscal year ended March 31, 1999

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


  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90
days. YES   [X]  NO   [ ]



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

================================================================================

Forward-Looking Statements

        This document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation
Act of 1995 that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, proposed sales of the Company's products, markets, and the development of the Company's products. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, the uncertainty of market acceptance of Video CD and DVD players and sub-assemblies and other Company products, including DVD-ROM products and network video, planned growth of the Company's operations, including potential acquisitions of other businesses or technologies, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, conducting business in foreign countries, such as China, South Korea and Taiwan, and the competitive market for the Company's products, and other factors described in
Exhibit 99.1 to this Form 10-KSB, or in other documents the Company files from time-to-time with the Securities and Exchange Commission.
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein the Company's Annual Report on Form 10-KSB for the fiscal year ended March
31, 1999.

                                       PART I
Item 1. Description of Business.

Overview

Digital Video Systems, Inc. ("DVS") or ("the Company") was founded in 1992 to develop, manufacture and market digital video compression and decompression hardware and software for entertainment, commercial and educational applications. As an image is converted into digital signals, compression technologies are employed to minimize the amount of data to be transmitted through, or stored on, the media. Decompression techniques perform the reverse operations.

Over the years, the Company has been involved in the marketing and development of a variety of products and services in the digital video arena, such as Video CD Players and their decoder chips design, Networked Video Servers and related components, and Ad-Insertion technologies. During the fiscal year ended on March 31, 1999, the Company migrated its product offering into the newer DVD technology, while phasing out certain older product lines. The Company's current product offering includes: DVD-ROM drives, DVD Intelligent Loaders (electro-optic and electro-mechanical subassembly in a DVD player), Video Engines (kiosk Video CD players), and CD-R, CD-RW products for the computer peripheral market with the Synchrome brand name. The Company has developed some models of DVD players for the home entertainment market, and licensed its DVD player technology to another company. DVS may offer its own DVD players depending on its evaluation of feasibility.

During fiscal 1997, which ended on March 31, 1997, the Company completed its initial public offering (the "IPO") and a follow-on public offering ("Secondary Offering"). The IPO and Secondary Offering generated total net proceeds of approximately $43.7 million. As of fiscal 1999, most of these proceeds have been used to repay $7 million in bridge notes, make business acquisitions, and fund the development of product lines and the losses of several product lines.

Consequently, the Company entered into fund raising activities during the period of May 1998 through October 1998. In May 1998, the Company entered into a Convertible Note Agreement with its founder, Dr. Edmund Y. Sun, for $1.0 million in a short-term note to the Company that was convertible at a future date to common shares. Then in October 1998, the Company entered into an Investment Agreement with Oregon Power Lending Institution ("OPLI"), for OPLI to invest a minimum of $6.0 million to a potential maximum of $12.25 million in the Company's common shares. OPLI invested in DVS based on their confidence in Dr. Edmund Y. Sun's talents and insights. OPLI also made suggestions in the Company operations considering the benefits of all shareholder - the Company should streamline its operation and close down its unprofitable business units, including DVS Panyu, Hong Kong, and Taiwan. As of March 31, 1999, Dr. Sun had provided $1.0 million, and OPLI had provided $6.5 million. The $7.5 million enabled the Company to acquire the DVD-ROM drive operations of Hyundai Electronics Industries, Co., Ltd., and fund the Company's turnaround efforts, which include establishment of DVS Korea Co., Ltd. ("DVS-Korea"), a wholly-owned subsidiary of the Company, the expansion of the Company's DVD production in Korea, the loss and costs for corporate streamlining, as well as continued marketing, R&D, and operational overhead.

In June 1998, the Company completed an Asset Purchase of certain assets and employees of Hyundai Electronics Industries, Co., LTD's ("Hyundai") DVD-ROM operations. The terms of the Asset Purchase Agreement were divided into two parts. First, DVS would issue 2.0 million shares of the Company's common stock in exchange for a perpetual, worldwide, royalty-free license to Hyundai's DVD-ROM technology. Second, DVS would form a Korean subsidiary (DVS Korea Co., Ltd.) that would acquire for $1.0 million in cash, Hyundai's DVD-ROM production equipment, inventory, production supplies, test equipment, furniture, and computer systems.

The Company currently does not have any agreements, understandings, or commitments with respect to any potential material acquisitions; however, the Company may seek to enter into such transactions in the future to acquire complementary businesses or technologies. In April 1999 the Company entered into an agreement with Chinapro Capital & Investment Co. ("Chinapro"), a subsidiary of state-owned businesses in China. Based on the Agreement, Chinapro will provide facilities in China for production of the DVD products based on the Company's technologies at a lower cost, and up to $35 million in working capital, which may be used for purchasing materials and financing accounts receivable. The Company will be in charge of technical support for this project, as well as world-wide marketing and sales of the products produced from these facilities, while providing these facilities with key components produced from DVS Korea at a reasonable price.

The principle executive offices of the Company are located at 280
Hope Street, Mountain View, California 94041. The Company's telephone number is (650) 564-9699.

Corporate Streamlining

The Company has made substantial effort in streamlining its operations, as described below, in order to cut down the losses and expenses on non-performing operations, focus its resources on more promising product lines, and expedite its turnaround. The Company continues to hold the Intellectual Property developed with products in those divisions. The operations can be re-activated when partners who find the products a fit in their business and provide funding in marketing and further technology development

ViComp - MPEG IC Development

In October 1996, the Company acquired ViComp Technology Inc.
("ViComp"), a development stage company that designed MPEG-1 integrated circuits for use in Video CD players and related components. Pursuant to the terms of the Purchase Agreement, the Company issued 491,253 shares of its Common Stock for all the outstanding capital stock, and the Company issued 189,557 shares of Common Stock for all of the ViComp granted options. The acquisition transaction was accounted for as a purchase and, accordingly, the initial purchase price and acquisition costs were allocated to the identifiable assets and liabilities, including in-process research and development of $1.8 million, which was immediately expensed.

Effective March 31, 1998, the Company ceased ViComp's operations including the research and development program, since market conditions had made further development of an MPEG-1 decoder chip financially unattractive. The Company continues to retain the intellectual property developed by ViComp; however, the intellectual property is currently maintained on the Company's books at zero value. The Company expensed the majority of the ViComp assets, primarily fixed assets, in fiscal year 1998, as they had no alternative use.

In January 1999, the Company granted SRS Labs, Inc. a nonexclusive perpetual license to the core MPEG-1 chip design for $300,000, which the Company used to offset a payable of the same amount to SRS.

New Media Division - Ad Insertion (DV Systems, Atlanta, GA)

In August 1997, the Company completed the acquisition of the business and certain assets and liabilities of the Digital Video division (the "DV Business") of Arris Interactive L.L.C. ("Arris") in a transaction that was accounted for using the purchase method. The total purchase price was $3.5 million, which was comprised of cash of $1.5 million and the issuance of 600,000 shares of Common Stock. There was also $141,000 of related acquisition costs. Under the Asset Purchase Agreement, Arris was not entitled to transfer or sell any of the shares of the Company's Common Stock acquired in the transaction until certain time periods had elapsed. Additionally, the Arris' DVS Common Shares were not registered under any state or federal securities laws.

As part of the DV Business Asset Purchase Agreement, the Company had agreed to pay Arris additional contingent consideration of up to $5.0 million in cash if the DV Business achieved certain revenue milestones. In March 1998, the Company and Arris agreed to remove the restriction on the sale of the Company's Common Shares held by Arris and cancel the provision for the payment of contingent consideration to Arris. In early September 1998, the Company decided to discontinue the DV Business. The DV Business ceased operations on September 30, 1998 and was closed as of November 26, 1998. The majority of the DV Business' assets have been either sold or written down. The Company has expensed or sold the majority of the assets, primarily inventory, associated with the "enterprise" server line. The "catapult" research and development project has been written down in value, as it has no alternative use. The liabilities associated with the business have been paid down. The decision to cease operations was due to the combination of declining margins and a market size that was smaller than originally estimated. DVS continues to retain the intellectual property and some spare parts inventory to repair systems in operation.

MX Server Division - Video on Demand

In February 1999, the Company chose to cease the operations of the MX Server Division as the operation was in a market that was very competitive and had numerous competitors, some with vastly superior resources. In order to remain competitive within the Video Server Market, the Company would be required to make substantial ongoing investments in the business, which was not financially feasible. Accordingly, the Company has ceased operations and expensed or sold the majority of the assets, primarily inventory, associated with the MX Server Division. The Company will retain the intellectual property developed by the MX Server Division.

DVS Taiwan, Hong Kong and Panyu

In August 1997, the Company through its wholly-owned subsidiary, DVS Hong Kong Ltd. ("DVS-HK"), established a joint venture in Panyu, China to manufacture and distribute Video CD players. The joint venture was initially 51% owned by DVS-HK and the company's legal name is Panyu Tian Le Electrical Appliance Manufacturing Co., Ltd. ("Panyu JV"). The remaining 49% of the Panyu JV was owned by a privately held company, which was controlled by a Mr. Su ("Panyu").

In December 1997, the Company through DVS-HK entered into an Ownership Shares Transfer Agreement ("Transfer Agreement"), which allowed DVS-HK to purchase the remaining 49% of the Panyu JV owned by Panyu for a nominal amount; thereby increasing DVS-HK's ownership in the Panyu JV to 100%. In January 1998, DVS-HK sold 10% of the Panyu JV for a nominal amount to Panyu Kembo Electrical Manufacturing Co., Ltd. ("Kembo") which is owned by a partner of the law firm which represented DVS in China. Kembo holds the interest as a nominee of DVS. Under the internal laws of China in force at the time of the transactions, foreign firms could only own a maximum of 90% of a China based company.

In June 1998, due to the increasing losses being recorded by the Panyu operations, it was decided that the Company would exit the Video CD player market. From the time that the Panyu JV was formed (August
1997) until early June 1998 the OEM sales price of the Video CD player in the China market had declined from $140.00 per player to $70.00 per player. This decline in the sales price had reduced the Panyu JV gross margin percentage to approximately 1%. During the summer months of 1998, the Company investigated the possibility of relocating the video engine production from Taiwan to Panyu. In October 1998, due to increasing problems associated with the lease of the Panyu facility, it was decided that the Company would exit Panyu and begin the process of closing its manufacturing and distribution operations in China. DVS exited the Panyu manufacturing facility during December 1998.

In November 1999, the Company decided to streamline its offices in Taiwan, Hong Kong, and China. Currently the Company only retains one employee at Taiwan and Hong Kong, and fewer than 10 workers stationed in Shenzen to manage the scaled-down Video CD business activities at these locations. Nevertheless, the Company has become more active in sending marketing and field engineering staff to DVD player OEM's in China, for them to purchase and incorporate the Company's DVD loaders in their products.

Industry Background

Digital Video and Digital Versatile Disc (DVD)

Since the 1950's, with the exception of photography, video images have been stored almost exclusively using analog formats such as videotape. The transmission method for video images was via a transmitting tower and receiving antenna or coaxial cable (cable TV), again an analog medium.

In the 1980's with the advent of the Personal Computer, digital video became available as a new storage and transmission medium for video. Digital video can be stored on what is generally viewed as a computer disc. The computer disc in this instance can be a Compact Disc
(CD), hard disc or a floppy disc, provide the storage capacity is 100 megabytes or greater. Digital video can be transmitted via satellite, telephone lines (internet), and cable TV with a fiber-optic backbone. In many cases, digital video information is compressed, which allows for increased storage capability and transmission efficiencies, as well as the ability to reproduce and transmit video images without perceptible image degradation. Digital video also permits superior editing and special effects capabilities because of its compatibility with computer systems and the continuing evolution of both hardware and software in the multimedia arena.

Early in the development of digital video, it was realized that a single standard needed to be established as multiple groups were pursuing different methods for storage and compression. Because a standard for video storage and compression was required for digital video to be shared among various systems and products, a group of industry leaders in the consumer electronics, personal computers and communications industries joined together to define a compression standard. Utilizing the International Standards Organization ("ISO"), the industry leaders defined a standard for compression of audio and video to CD-ROM called MPEG -1 (Motion Picture Experts Group). MPEG-1 was adopted by the ISO in 1991. In 1994, the ISO adopted a second compression standard for the broadcasting of audio and video that was labeled as MPEG-2. MPEG-2 permits improved picture clarity due to increased resolution versus MPEG-1. MPEG-1 produces approximately 275 lines of resolution on a television set; whereas, MPEG-2 produces over 500 lines. However, the drawback of MPEG-2 is that with the greater resolution comes the requirement of greater storage capacity, approximately four times the storage capacity versus MPEG-1 for the same picture/video. Dr. Edmund Y. Sun, a founder of DVS, has been instrumental in the development of the MPEG technologies. He was recently granted the Life-time Achievement Award at the 1999 DVD Summit Conference held in Ireland for his contribution to the development of the MPEG technologies.

The most common form for storing digital video information today is either a Compact Disc ("CD") or a Digital Versatile Disc ("DVD"), also known as Digital Video Disc. Video CD's are the same size as either an audio CD or computer CD disc, approximately 120 millimeters in diameter and 1.2 millimeters in thickness. The average CD disc will store approximately 650 megabytes of information which when converted to a combination of video and audio storage is equivalent to approximately 74 minutes of playing time.

The DVD disc is the same size as the CD disc; however, the grooves on the back of the disk are substantially more dense. Due to the increased number of grooves the storage capacity of the DVD disc is approximately 7 times greater at 4.7 gigabytes (4.7 billion bytes) of information. Due to the greater storage capability, the DVD video standard uses MPEG-2 as its compression standard. The combination of the greater storage capacity and use of MPEG-2 allows the average DVD disc to hold approximately 133 minutes (2 hours and 13 minutes) of video on a single DVD disc. DVD discs are now available with a second layer which adds another 4.7 giga bytes of capacity on the same side of one disc.

In the month of March 1999, the major recording studios and audio electronic manufacturers agreed to a single standard for the production of DVD audio. The issue among the recording studios and audio electronics manufacturers that delayed the establishment of a standard, was how to assure the limitation of replication of the DVD audio discs. A standard was established and it was forecasted at the time that the first DVD audio equipment could be available before Christmas holiday shopping period.

Consumer Electronic Manufacturers (both audio and video equipment), Computer Hardware Manufacturers, Software Developers, Motion Picture Studios, and the Major Recording Studios have agreed to the DVD standard and have been actively supporting DVD as the new standard for video, soon audio and eventually data. The Company believes that DVD has the potential over the next two years to make major in-roads in the replacement of the VCR, computer CD-ROM drive, laser disc, Video CD, and audio CD. DVD-ROM drives offer substantial benefits over CD-ROM drives due to their increased storage capacity, improved data transfer rates and enhanced interactive qualities which lead to improved multimedia and game applications. DVD Video offers several advantages over the VCR and Video CD which include increased picture resolution including up to nine camera angles, a more durable storage medium (VHS videotape versus DVD disc), enhanced audio quality and improved user capabilities such as random access, multiple language tracks, parental controls and subtitles. The DVD audio presently available with DVD movies offers several benefits over VCR audio tracks as DVD movies include Dolby Digital sound offering six separate audio channels and a full range of sound. The DVD Audio standard for audio recordings offers multiple channels, much higher digital sampling rates, and generally higher fidelity versus the Audio CD's commonly in use today.

Products and Markets

The Company's current product offering consists of DVD-ROM drives, DVD Intelligent Loader drives, and CD based Video Engine products for the Consumer Products, Commercial Video and Computer Peripherals markets.

DVD-ROM drives

The majority of the Company's product revenue for this fiscal year was generated by the DVD-ROM drive business. The DVD-ROM drive is used in Personal Computers ("PC's") as a storage medium. The principal benefits of a DVD-ROM drive versus a CD-ROM drive is the DVD drive's storage capacity and ability to provide enhanced multimedia capabilities for computer games and videos. The drawbacks to the DVD-ROM drive versus the CD-ROM drive are its cost and speed for data transfer. In today's PC drive market, the CD-ROM drives that are available operate at either 32X or 40X speeds; whereas, the fastest DVD-ROM drives available at the end of March 1999 operate at an equivalent 32X CD-ROM speed. The Company believes that the cost issue will over time resolve itself as the production volumes for DVD-ROM drives continue to increase. Also, the Company plans to introduce DVD ROM drives with a 40X CD read speed in Fiscal Year 2000.

A DVD-ROM drive looks and operates in a similar manner to that of a CD-ROM drive. DVS' first DVD-ROM drive was produced in mid-July 1998, and the first sales occurred in late July 1998. The Company's first DVD-ROM drive was a 2X speed. (There has been established a test criterion that determines the speed at which a DVD drive downloads data. The faster the rate that data is downloaded, the higher the "X" number or drive speed rating on the DVD-ROM drive. There is a second test, which determines a DVD-ROM drives speed when using a CD disc.) In late September and early October 1998, DVS supplied its key customers with prototypes of its 5.2X speed DVD-ROM drive. Production and initial sales of the 5.2X both occurred in the month of October. In late January and early February 1999, DVS introduced its 6.2X speed DVD-ROM drive. The 6.2X DVD-ROM drive was first produced and sold in the latter half of February 1999. The Company's DVD-ROM drives are compatible with DVD-Video, DVD-ROM, DVD-R, and virtually all CD formats including CD-ROM, CD-Audio, CD-R, CD-RW, Video CD, CD-I/FMV, multi-session Photo CD, and Photo CD. The major advantage that DVD possesses versus CD is its storage capacity. DVD discs can contain up to 4.7 gigabytes (4.7 billion bytes of digital data) of data on a single disc, a seven fold increase over that of CD discs. Also, the transfer rate of a typical DVD ROM drive is faster than the transfer rate used for reading data from a CD-ROM. For example, a 40X CD transfer rate is 6.0 mega bytes per second; a 6.2X DVD ROM transfer rate is 8.382 mega bytes per second.

DVS' DVD-ROM drives are manufactured under the Company's supervision through its wholly owned subsidiary, DVS Korea Co., Ltd., at a subcontractor located in Korea. Sales of the DVD-ROM drives were sold worldwide both to PC-OEM's (Personal Computer-Original Equipment
Manufacturers) and distributors. Currently the Company has not established direct sales contract with first-tier PC-OEM's.

The popularity of DVD-ROM drives has risen significantly in the past year due to: the release of Windows 98 which contained DVD-ROM drivers, the increase in the speed of DVD-ROM drives from 2.0X to 6.0X, the release of the Pentium III chip with improved multimedia capabilities, and Hollywood' continuing support for the DVD format. The market for DVD-ROM drives is continuing to increase both through the availability of new PC's with DVD-ROM drives and the after-market for users wishing to upgrade their current PC with a DVD-ROM drive. As the speed of the DVD-ROM drive continues to increase and new computer software and games are produced on DVD discs, the Company believes that the demand for DVD-ROM drives will continue to increase. The principle user/buyer of DVD-ROM drives will continue to be the PC-OEMs.

As the PC-OEMs will continue to be the principle user/buyer of DVD-ROM drives, gaining a Supply Agreement with a first tier PC-OEM' is the desire of all PC component manufacturers; unfortunately, qualifying with a first tier PC-OEM's requires time, expected results and quality controls. Most of the first tier PC-OEM's require that all of their potential suppliers meet a list of requirements prior to being considered as a potential supplier. In addition, the Company faces competition from very large, well established firms which are presently supplying the first tier OEM's. These competitors include Matsushita, Hitachi, Sony, Toshiba, and Pioneer. The first tier PC-OEMs will request an audit of the supplier's manufacturing and design operations to assure that the appropriate quality controls are in place, and that the Company has the financial strength and mass production capacity to meet the first tier OEM's needs. The Company continues to pursue the first tier PC-OEMs; however, no assurances can be given that the Company will be able to succeed in its efforts.

The Company continues to pursue all potential customers both at the OEM level and the distributor level. The Company remains optimistic as to the rate of growth and eventual size of the DVD-ROM drive market and hopes to expand its presence in the DVD drive market.

DVD Intelligent Loader

The Company's DVD Intelligent Loader is a derivative of the DVD-
ROM Drive, which was designed entirely by the Company under the technical & marketing directives of Dr. Edmund Sun. The Company has completed two different interface designs for the DVD Intelligent
Loader: an ATAPI version and a serial-parallel interface version. The Company's ATAPI interface DVD Intelligent Loader is referred to as the ATAPI Loader. The Company's serial-parallel interface version has been named the "Jumbo" Loader. The prototypes of the ATAPI Loader were available to potential customers in October 1998, whereas the Jumbo Loader prototypes were available in December 1998. With active marketing and field engineering since March 1999, the sales of the Company's DVD Intelligent Loaders have dramatically increased in fiscal 2000. The Company to date has received $15 million orders for the DVD Intelligent Loaders through September 1999.

The DVD Intelligent Loader is a DVD-ROM drive for a DVD Player. It has a longer tray to accommodate a DVD Player. As the name "DVD Intelligent Loader" implies, there is intelligence associated with this specific component. The purpose of the microprocessor incorporated in the DVD Intelligent Loader is to provide control of the DVD loader using high level commands so that system integration and hence product development is made easier for the DVD player manufacturer. The ATAPI DVD loader uses commands which are nearly identical to the ATAPI commands used in a personal computer to access and read the data from a DVD disc in a computer DVD-ROM drive. The serial-parallel interface version, the Jumbo loader, is designed to provide a lower cost alternative to the ATAPI version, which enables a DVD player manufacturer to save costs on components.

Every DVD Player requires a DVD loader in order to operate. With the approval in March 1999 of a standard for DVD Audio, the market size for the DVD Intelligent Loader may expand to accommodate the needs of the new DVD Audio equipment.

The Company has developed a reference design for a DVD Player using the "Jumbo" Loader. The Company believes that over time the "Jumbo" based DVD Players will surpass the ATAPI based DVD Players due to the combination of the generally greater functionality and lower cost to manufacture.

Video Engines (Kiosk Video CD Players)

Since the early development of the Video CD player, the Company has produced a commercial version of the Video CD Player for use in several in the informational kiosk markets. The commercial version of the Video CD Player was named the "Video Engine" and has been used in the hospitality, education and entertainment markets. This product line is marketed to retail stores, hotels, hospitals, banks, restaurants, museums, and educational institutions to deliver advertisements, movies and technical data, as well as training and educational material. The Company sells the Video Engine product line to Kiosk integrators, who integrate the product as part of a complete solution, including software titles.

The Company's current product offering in the Video Engine line consists of the Video Engine 100, the Video Engine 150, and the Video Engine 200. The Video Engine 150 is manufactured in the U.S. and is similar in operation to the consumer Video CD Player except for three significant modifications: 1) the Video Engine 150 is half the size of the Video CD Player, 2) the Video Engine 150 has a continuous loop playback mode and 3) the Video Engine 150 has an RS232 port that allows the player to interface with a computer. The Video Engine 150 was introduced in the 3rd Quarter of fiscal year 1999 will replace the Video Engine 100.

The Video Engine 200, which the Company introduced in July 1998, is a CD-I Player intended to serve markets requiring an interactive capability such as the secondary and elementary education markets. This is an interactive video CD player that has applications in several markets, including education, medical and corporate presentations. LG Electronics in South Korea manufactures the Video Engine 200 players for the Company.

Computer Peripheral Products

The acquisition of Synchrome in August 1997 added a computer peripheral product line and retail distribution channel within the United States. In additional, the acquisition gave the Company the opportunity to establish a sales channel for future products, such as DVD-ROM drives.

The Company purchases CD-R (write-once compact disc) and CD-RW
(rewritable compact disk) optical drives from a variety of manufacturers and assembles them into an external or internal drive. The drive is then bundled with industry-standard software and packaged for sale to retailers.

When connected to a PC, the CD-R or CD-RW drives allow the user to copy data, audio, images, or video to a CD disc that can be read by a CD-ROM drive, and audio CD player, a video CD player, or DVD-ROM drive depending upon the type of data recorded. The competitive pricing in the CD-R and CD-RW drive markets has been steadily growing over the past six to nine months, which has reduced the margins in this business segment. Accordingly, the Company believes that the market for these products (CD-R and CD-RW drives) is limited.

Research and Development

Since its inception, the Company has devoted a substantial portion of its resources to research and product development, focusing on digital video compression as well as decompression hardware and software systems. Since the acquisition of the New Media Division, the Company has also spent much effort in developing products for the division. During the fiscal year ended March 31, 1999, the Company incurred research and development expenses of $6.2 million.

The Company currently anticipates that during the next twelve months its research and development efforts will focus on enhancing its DVD technologies, including enhancing quality, reducing costs, and developing the next generation of DVD products in an effort to remain at the forefront of technology development. The Company also anticipates that some of its research and development personnel will be utilized to support the sales and marketing efforts of the Company in connection with customizing product applications for specific customers.

There can be no assurance, however, that research and development efforts with respect to such products will progress as anticipated, that the Company will be able to reduce costs sufficiently to be able to compete with others marketing similar products or that new markets for these products will develop on a timely basis, if at all.

Competition

        The Company's products compete or will compete with those marketed by other manufacturers of DVD-ROM products and CD-based products. Most of the Company's competitors and potential competitors, are the well-known electronic manufacturers substantially larger in size and far greater in financial, marketing, and other resources than the Company.

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


Manufacturing

The DVD-ROM drives and DVD Intelligent Loader are manufactured in South Korea at a subcontract manufacturer's facility under the supervision of DVS Korea staff members. Pursuant to the agreement with Chinapro, in the near future the Company may subcontract its manufacturing of DVD products in factories in China, with working capital provided by Chinapro.

The Company no longer performs manufacturing at the Company's
Panyu, China and Suwanee, Georgia locations. The Company continues to assemble Computer Peripheral products; however, this work is limited in scope and volume. The Video Engine 200 is manufactured for the Company on a subcontract basis with LG Electronics in South Korea.


Marketing and Distribution

The Company's representatives attend trade and industry shows to increase the awareness and interest in the Company's product offering and focus on DVD technology. The Company employs eleven full-time marketing and sales personnel based in U. S., South Korea, and Hong Kong, who may also travel to other parts of the world, to sell its products to OEM and distributors. The Company continues to maintain a network of dealers in the United States, who resell the Video Engine product line.


Suppliers

The DVD pick-ups for the Company's DVD products may be purchased from suppliers such as Matsushita, Sanyo, and Sankyo. The DVD chip sets are available from sources such as Matsushita, TI, and Toshiba, LSI Logic. There are a variety of suppliers for Video CD, CD-ROM, CD-R and CD-RW drives as well as the other parts and raw materials that are used to make the Company's products.


Item 2. Description of Property

        The Company currently has the following facilities, all of which are leased from third parties.

              Facility                          Location

         US Headquarters                      Mountain View, CA

         Asia Operations Headquarters         Seoul, Korea

         China Office and Warehouse           Shenzhen, China

         Taiwan Office                        Taipei, Taiwan



Item 3. Legal Proceedings

In the first half of calendar 1998, the Company discovered that its original partner in the Panyu JV, Mr. Su, had taken approximately $3.0 million in funds out of the Panyu JV during the period of September 1997 through December 1997. The Company immediately began the process of building a case against Mr. Su over the missing $3.0 million. In September 1998, the Company filed legal actions against Mr. Su for fraud. So far the actions have not been successful to recover the missing $3.0 million. In June 22, the Company's Board decided to terminate the engagement of the current attorney representing DVS in China for this case. The Company has started other legal steps to pursue recovery of losses in Panyu. The steps may include, but not limited to, insurance claims and engagement of a different law firm for this matter.

In April 1999 Ambient Capital Group, Inc. and Edwin Moss ("Ambient/Moss") filed a suit in Los Angeles County, seeking to recover a "commission" from the Company arising out of the investment by OPLI in the Company. Ambient/Moss purport to have been the Company's exclusive financial advisers and private placement agents and are due a commission regardless of whether they "found" the investor. Ambient/Moss seek: (1) cash in excess of $623,000; (2) options to purchase the Company's common stock at $0.75 per share; and (3) preferred stock convertible into 1, 102,184 shares of the Company's common stock at a conversion price of $0.47 per share. The Company believes that there are meritorious defenses to this claim and intends to vigorously defend its position that no commission is due to Ambient/Moss in this matter. The Company has filed a cross-complaint in the action.

In April 1999 assignees of the Company's former corporate counsel
Troy & Gould ("T&G") also filed an action for legal fees in the amount of about $300,000. The Company has cross-claimed against T&G for indemnity in the Ambient/Moss action as well as for professional negligence. The Company intends to vigorously defend against this action as well as pursue its cross-complaint for professional negligence and indemnity.

Litigation by its very nature is uncertain. The Company believes that it has meritorious defenses to these claims but there are no guarantees that it will prevail.


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders.


Part II

Item 5. Market for Common Equity and Related Stockholder Matters

        The Company's Common Stock trades on the Nasdaq National Market under the symbol DVID. The following table sets forth the high and low sale prices for each quarter within the last two years.

                                                        High       Low
                                                      --------- ---------

Fiscal 1999:
 First quarter ended June 31, 1998................       $1.94     $0.88
 Second quarter ended September 30, 1998..........        1.06      0.31
 Third quarter ended December 31, 1998............        2.44      0.50
 Fourth quarter ended March 31, 1999..............        2.75      0.81

Fiscal 1998:
 First quarter ended June 31, 1997................       $5.50     $2.88
 Second quarter ended September 30, 1997..........        5.50      3.00
 Third quarter ended December 31, 1997............        4.88      1.50
 Fourth quarter ended March 31, 1998..............        2.75      1.50


        As of March 31, 1999, there were 164 holders of record of the Company's Common Stock.

        To date, the Company has not declared or paid cash dividends on its Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, to fund the growth of the Company.
Consequently, no cash dividends are expected to be paid on the Common Stock in the near future.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Act of 1995 that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, proposed sales of the Company's products, markets, and the development of the Company's products. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, the uncertainty of market acceptance of DVD products, planned growth of the Company's operations, including potential acquisitions of other businesses or technologies, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, conducting business in foreign countries, such as China and South Korea and the competitive market for the Company's products, and other factors described in Exhibit 99.1 to this Form 10-KSB, or in other documents the Company files from time-to-time with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.

Results of operations for fiscal year ended March 31, 1999 (fiscal
1999) compared to year ended March 31, 1998 (fiscal 1998) are presented below.

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenues for the years ended March 31, 1999 and 1998. See
Consolidated Financial Statements and Notes for additional information.


                                                 Percent Of Revenue
                                               ---------------------

                                                Year Ended March 31,
                                               ---------------------
                                                  1998       1997
                                               ---------- ----------
Revenues...................................        100.0%     100.0%

Gross margin...............................          4.3%     -16.4%
Research and development...................         36.2%      45.8%
Sales and marketing........................         18.0%      32.7%
General and administrative.................         68.5%      53.6%
Purchased in-process research and
 development...............................          2.9%       3.5%
Operating (loss)...........................       -121.2%    -152.0%
Net (loss).................................       -128.2%    -145.8%


Consolidated revenue                           March 31,  March 31,       %
(in thousands)                                    1999       1998      Change
-----------------------------------            ---------- ---------- -----------
Product revenue.......................           $16,463    $14,524        13.4%
Development and services revenue......               427        671       -36.4%
Component revenue.....................               221      2,443       -91.0%
                                               ---------- ----------
   Total revenue......................           $17,111    $17,638        -3.0%
                                               ========== ========== ===========

        Total revenue decreased $0.5 million, or 3.0% for fiscal 1999 compared with fiscal 1998 as a result of decreasing component revenue.

Product revenue consists of revenue from sale of DVD-ROM drives, DVD intelligent loaders, Video engines and computer peripheral products. Product revenue increased $1.9 million, or 13.4%, for fiscal 1999 compared with fiscal 1998. The increase was due to the introduction of 5x and 6x DVD-ROM drives, which accounted for 60.5% of product revenue.

For the year ended March 31, 1999, development and service revenue decreased $0.2 million or 36.4%,

Component revenue in fiscal 1999 declined significantly when compared to fiscal 1998, decreasing $2.2 million, or 91.0%. The change was the result of a management decision to discontinue component sales, since gross margins on these products was negligible.

International revenue represented approximately 58.1% and 71.9% of total revenue for the years ended March 31, 1999 and 1998, respectively. The Company expects international revenue to continue to be a significant part of total revenue.

                               March 31,  March 31,       %
                                  1999       1998      Change
(in thousands)                 ---------- ---------- -----------
Gross margin...................     $744    ($2,890)      125.7%
  as a percentage of revenue...      4.3%     -16.4%

Gross margin increased $3.6 million, from negative $2.9 million in fiscal 1998 to positive $0.7 million in fiscal 1999. Gross margin percentage increased to positive 4.4 % in fiscal 1999 from negative 16.4% in fiscal 1998.

Gross margin for product revenue increased $4.6 million, to a gross margin of $1.0 million in fiscal 1999 from a negative gross margin of $3.6 million in fiscal 1998. Product gross margin as a percentage of product revenues increased to 6.4% in fiscal 1999 from negative 24.6% in fiscal 1998.

The gross margin would be higher if there were no write-downs of inventory totaling $1.5 million. Generally accepted accounting principles require management to periodically revalue inventory to the lower of cost or market. As such, inventory in Mountain View, primarily consisting of video servers acquired for the network video product line that has been discontinued, was written down by $325,000. In addition, the Company has established reserves of $1,165,000 for inventory remaining in Shenzhen, consisting primarily of Panasonic video CD loaders, and for obsolete DVD-ROM of $173,652 for inventory in South Korea. The selling price for both products has fallen below the cost of these items. These reserves were expensed to cost of goods sold.

Development, service, and component revenue were an insignificant portion of total revenue. The gross margin for these categories are not material.

                               March 31,  March 31,       %
                                  1999       1998      Change
(in thousands)                 ---------- ---------- -----------
Research and development.......   $6,193     $8,082       -23.4%
  as a percentage of revenue...     36.2%      45.8%

Research and development expenses consist primarily of personnel and equipment prototype costs required for the Company's development efforts.

        Research and development expenses decreased $1.9 million, or 23.4%, during fiscal 1999 compared with the same period in fiscal 1998. Research and development expenses as a percentage of net revenues in fiscal 1999 decreased to 36.2% from 45.8% in fiscal 1998. The decrease in these expenses and as a percentage of net revenues is attributable to a significant decrease in headcount that resulted from clsoing operations in Atlanta and streamlining the research and development efforts on non-performing product lines during fiscal 1999. The Company expects that research and development expenses in dollar terms will continue to increase as the Company expands its efforts to develop DVD products.

                               March 31,  March 31,       %
                                  1999       1998      Change
(in thousands)                 ---------- ---------- -----------
Sales and marketing............   $3,072     $5,771       -46.8%
  as a percentage of revenue...     18.0%      32.7%

Sales and marketing expenses consist primarily of personnel and consulting costs involved in the selling process and in the marketing of the Company's products, sales commissions, and expenses associated with trade shows and advertising.

Sales and marketing expenses decreased $2.7 million, or 46.8%, during fiscal 1999 compared with the same period in fiscal 1998. Sales and marketing expenses as a percentage of net revenues decreased to 18% in fiscal 1998 from 32.7% in fiscal 1998. The decrease in these expenses in aggregate dollar spending and as a percentage of net revenues for fiscal 1999 was primarily due to closing operations in Atlanta, and an increase in revenues as compared to fiscal 1998. In addition, streamlining sales and marketing operations for non-performing products, which occurred in the second half of fiscal 1999, should lower the Company's expenses. In addition, consulting fees and trade show expenses decreased as a result of Company's commitment to focus sales on a few product lines. The Company expects that sales and marketing expenses in dollar terms will continue to increase as the Company continues to expand its sales and marketing efforts worldwide.

                               March 31,  March 31,       %
                                  1999       1998      Change
(in thousands)                 ---------- ---------- -----------
General and administrative.....  $11,726     $9,447        24.1%
  as a percentage of revenue...     68.5%      53.6%

General and administrative expenses consist primarily of administrative salaries and benefits, insurance, facility, legal, accounting, investor relations and other business support costs.

General and administrative expenses increased $2.3 million, or 2.4%, during fiscal 1999 compared with fiscal 1998. General and administrative expenses as a percentage of net revenues in fiscal 1999 increased to 68.5% from 53.6% in fiscal 1998. The increase in these expenses for the year ended March 31, 1999 was the result of the streamlining efforts by management to reduce personnel and cease non-performing business operations. The Company expects that general and administrative costs in the future will increase in proportion to revenue to the extent that the Company continues to expand its businesses.

                                               March 31,  March 31,       %
                                                  1999       1998      Change
(in thousands)                                 ---------- ---------- -----------
Purchased in-process research and                   $500       $617       -19.0%
 development..........................
  as a percentage of revenue..........               2.9%       3.5%

Purchased in-process research and development expenses were $0.5 million and $0.6 million in fiscal 1999 and 1998, respectively.
Purchased in-process research and development expenses were incurred as a result of the acquisition of the DVD-ROM business in June 1998 and the ad insertion business of Arris in August 1997.

                               March 31,  March 31,       %
                                  1999       1998      Change
(in thousands)                 ---------- ---------- -----------
Other income and expense, net..      $54     $1,089       -95.0%
  as a percentage of revenue...      0.3%       6.2%

        The decrease in other income during fiscal 1999 compared to fiscal 1998, due to lack of interest earned from the short-term investment of funds raised in the Company's public offerings.

Discontinued operations. In fiscal 1999, the Company closed its New Media division, which operated from offices in Atlanta, Georgia.

Income taxes. The Company incurred net losses and consequently paid no federal or state income taxes in fiscal 1998 or 1997. For federal and state tax purposes, the Company has net operating loss carryforwards as of March 31, 1999 of approximately $35 million and $6 million, respectively, which will expire in various years beginning with 1999 if not utilized.

Due to the "change in ownership" provisions of the Internal
Revenue Code, the availability of the Company's net operating loss and credit carryforwards may be subject to an annual limitation in future periods. Such a limitation could substantially limit the eventual tax utilization of these carryforwards.

The Company has established a valuation allowance against its deferred tax assets of $13.8 million due to uncertainty surrounding the realization of such assets. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. If it is determined that it is more likely than not that the deferred tax assets are realizable, then the valuation allowance will be appropriately reduced.

Liquidity and Capital Resources

 The Company's accumulated deficit was $67.9 million at March 31, 1999. The Company ended fiscal 1999 with working capital of ($1.7) million and cash, cash equivalents and short-term investments of $1.3 million compared with $8.3 million of working capital and $6.9 million of cash and cash equivalents at the end of fiscal 1998.

To provide additional working capital, in June 1998 the Company borrowed $1,000,000 from Dr. Edmund Y. Sun, the Company's then Chairman and CEO, today Dr. Sun is the Company's Co-Chairman and Chief Technology Officer. The Sun loan was converted to 1,331,479 shares of the Company's common stock in July 1998.

On October 15, 1998, Digital Video Systems, Inc. ("DVS") entered into an Investment Agreement with Oregon Power Lending Institution, an Oregon corporation ("OPLI"). Pursuant to this Investment Agreement, DVS gave OPLI the right to invest up to $12.25 million in DVS in exchange for certain securities that would be convertible into a maximum of 24,276,595 shares of DVS common stock. See Item 12 for more details in connection with OPLI investment. Furthermore, in the first quarter of FY1999, the Company entered into an agreement with Chinapro, which will fund subcontract manufacturing and grant the company trade credit up to $35 million.

There can be no assurance that the Company will obtain financing or product revenue necessary to continue operations. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Net cash used in operating activities totaled $13.3 million in fiscal 1999 compared to $21.2 million in fiscal 1998. Substantially all of the net cash used in operating activities in fiscal 1999 represented the net loss of $21.9 million adjusted for non-cash charges to operations of $1.9 million for depreciation and amortization, $2.7 million for shares issued and options granted, $0.1 million for the write off of operating and intangible assets, $0.5 million for purchased in-process research and development and $0.3 million for loss on disposal of assets. Substantially all of the net cash used in operating activities in fiscal 1998 represented the net loss of $25.7 million adjusted for non-cash charges to operations of $1.9 million for depreciation and amortization, $0.6 million for purchased in-process research and development.

        Net cash used in investing activities totaled $4.2 million in fiscal 1999 compared to $5.2 million in fiscal 1998. Substantially all of the net cash used for investing activities in fiscal 1999 was for the acquisition of the DVD-ROM business from Hyundai. For fiscal 1999, most of the net cash used in investing activities was for the acquisition of the DVD-ROM business of $3.1 million and Synchrome of $1.0 million, acquisition of property and equipment and licenses of $1.3 million and the purchase of short-term investments of $1.0 million. The Company had capital expenditures of $ 2.4 million, related to the manufacturing of DVD-ROM drives by its South Korean subsidiary.

        Net cash provided by financing activities in fiscal 1999, totaled $12.9 million, compared to negligible amounts in fiscal 1998. In fiscal 1999, the Company issued 4,283,899 shares of common stock for a total of $4.3 million. Bank borrowings by the Company's South Korean subsidiary totaled $2.1 million. The Company completed a private placement during the fiscal 1999 with Oregon Power Lending Institution
(OPLI) selling $6.5 million of Series C convertible preferred.

        The above activities resulted in decreases in cash and cash equivalents of $4.6 million in fiscal 1999 compared to an aggregate increase of $26.3 million in fiscal 1998.

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

Seasonality

The Company's DVD-ROM drive business may be subject to the seasonality for similar computer peripherals such as CD-ROM and CD-R. The seasonality of the DVD Intelligent Loader's business may be similar to closely related consumer electronic items such as the DVD player and Video CD player, since the loaders are a component of DVD players. The Video Engine businesses generally are not subject to seasonality.

Year 2000 Compliance

Product Liability. While the Company believes that most of its currently developed and actively marketed products are Year 2000 compliant for significantly all functionality, these products could contain errors or defects related to the Year 2000. Product lines that may be affected by the Year 2000 issue are the MX Server and Server Systems for Cable Ad Insertion, both of which have been discontinued. The MX server, which uses Intel processors, and the ad insertion servers, which were obtained form Silicon Graphics, have been installed with Kirkwood College, Iowa and San Leandro City Hall customers. The Company believes that the impact from the Year 2000 will not be significant to its product lines as a whole.

Corporate Systems. The Company has begun an assessment of its computer systems and software and will modify or replace portions of its software so that its operating systems will function properly with respect to dates in the Year 2000 and thereafter. The Company will evaluate system interfaces with third-party systems, such as those of key suppliers, distributors and financial institutions, for Year 2000 functionality. The Company estimates that replacement of internal hardware and software systems could approach $100,000. The Company believes that, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material adverse impact on the operations of the Company. Additionally, the systems of other companies with which the Company does business may not address any Year 2000 problems on a timely basis, which could have an adverse affect on the Company's systems or business transactions. As testing of Year 2000 functionality of the Company's systems must occur in a simulated environment, the Company will not be able to test full system Year 2000 interfaces and capabilities prior to Year 2000. The Company believes that its exposure on Year 2000 issues is not material to its business as a whole.

Item 6A. Outlook for Fiscal Year 2000

In Fiscal Year 1999 the Company continued to operate at a loss and its working capital was substantially reduced. As a result, the Company has formulated a new plan which has as its primary goals 1) generating an operating profit in FY 2000, with the turnaround complete in the second quarter and 2) positioning the Company as a going concern which can generate positive cash flow in FY 2001 and allow the Company to operate as a significant and successful factor in the industry. In order to achieve these objectives, the Company is undertaking four major operating tasks in FY 2000. These include:

1. Reducing all operating expenses to the lowest level possible by closing all non-profitable and/or non-essential facilities, and reducing headcount wherever possible. The Company believes these tasks have been completed by June 1999. By that time the Company headcount worldwide will have decreased to approximately 85, lowering projected operating expenses in the first quarter of FY 2000. Total operating expenses in Q1 of Fiscal 1999 were $5.5 million, declining to $4.8 million in the second quarter of Fiscal 1999. By contrast, the total operating expenses for the first and second quarters of Fiscal 2000 will be $1.70 million and $1.60 million respectively, a decrease of 69 and 67 per cent from the same periods of the prior year. Because research and development spending is critical to the Company's ongoing technology position in the industry, the Company will not reduce research and development spending in the DVD-ROM and DVD loader business. Research and development spending has only been reduced in areas where the Company is no longer planning on producing products in the future, such as the video-on-demand market segment.

2. Entering the DVD loader business. By the end of September 1999 the Company intends to produce and ship a substantial volume of DVD loaders, representing over $15 million in quarterly revenue. The tasks leading up to this result included completing the design of the loader to be compatible with customers' DVD player designs, and achieving the design-ins at several major DVD player producers in Asia. The DVD loader business will generate profit margins in the range of 10% to 20% gross margin, and the Company plans to sell a volume of DVD loaders that contributes substantially to the Company's gross profit by the third quarter of FY 2000.

3. Transitioning the Company to lower cost manufacturing in China. In Fiscal Year 2000 the Company will be in full production of DVD loaders and DVD-ROM drives in China, through the agreement the Company signed with Chinapro Investment and Capital Company. This agreement creates several major advantages to the Company, including the following. First, the Company does not have to raise new capital for working capital because Chinapro will fund product manufacturing and grant the company trade credit up to $35 million. Second, the Company's manufacturing costs will be lowered for the DVD loader and DVD-ROM products. Third, through the use of manufacturing in China, the Company will gain further access to the growing market in China for DVD loaders in particular. The Company believes that by the end of 2001 China may be one of the largest producing countries of DVD players, possibly exceeding even the production of such players in Japan.

4. Entering the tier one OEM business in the DVD-ROM industry. In order to be profitable and generate positive cash flow, the Company must greatly increase sales volume in the DVD-ROM business. This will only be possible by signing agreements with and supplying the first tier of personal computer OEM companies. At such time as an OEM agreement is reached and products are shipped, the Company will be in a greatly increased revenue position, and the gross margin will improve because better agreements with suppliers can be negotiated based on large purchase volumes. The Company has been engaged in talks for several months with major OEM's and believes that the chances of being successful in this area are good in FY 2000.

The Company believes it has adequate cash resources to sustain its operations through the first quarter of Fiscal 2000. In the second quarter of Fiscal 2000 the Company will need an additional cash infusion of approximately $3.75 million, and in the third quarter the Company will require an additional $3.0 million to fund its operations. OPLI has indicated it will provide the capital required given that the Company is performing to plan.

The principal objective of the Company is to implement the above items in Fiscal year 2000, which will lead to a profitable operation if the items are successfully implemented, and if market conditions continue in a favorable direction. Although the Company believes that the outlook is favorable, there can be no assurance that market conditions will continue in a direction favorable to the Company.

Item 7. Financial Statements

I would insert this at the beginning of item 7

This Form 10-KSB does not include the report of Ernst & Young LLP relating to the audited financial statements of the Company for the fiscal year ended March 31, 1998 (the "1998 Audit Report"). Ernst & Young has refused to reissue its report relating to such financial statements due to the existence of a fee dispute with the Company. The 1998 Audit Report can be found in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998. The 1998 Audit Report had a "going concern" qualification. In the 1998 Audit Report, Ernst & Young stated that (i) it had prepared the accompanying financial statements assuming the Company would continue as a going concern, (ii) the Company had incurred recurring operating losses, (iii) such condition raised substantial doubt about the Company's ability to continue as a going concern and (iv) the financial statements did not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or on the amounts and classification of liabilities that might result from the outcome of this uncertainty. There can be no assurances that Ernst & Young would reissue the 1998 Audit Report or reissue it without additional qualifications even if the fee dispute were resolved. Management does not believe that there have been any significant events which would cause Ernst & Young LLP to have modified that 1998 audit in any material respect.


        The following financial statements of the Company are included in this report:

        ---Consolidated Balance Sheets --- March 31, 1999

        ---Consolidated Statements of Operations-Years ended March 31,
           1999 and 1998

        ---Consolidated Statements of Stockholders' Equity-Years ended
           March31, 1999 and 1998

        ---Consolidated Statements of Cash Flows-Years ended March 31,
           1999 and 1998

        ---Notes to Consolidated Financial Statements


C. G. UHLENBERG & CO. LLP

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Digital Video Systems, Inc.

We have audited the accompanying consolidated balance sheet of Digital Video Systems, Inc. and subsidiaries as of March 31, 1999, and the related consolidated statement of operations, stockholders' equity, and cash flows for year ended March 31, 1999. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of DVS Korea Co., Ltd., a wholly-owned subsidiary, which statements reflect total assets of $9.0 million as of March 31, 1999, and total revenues of $8.2 million, for the period from May 30, 1998 (inception) to March 31, 1999. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Digital Video Systems, Inc., is based solely on the report of the other auditors. We did not audit the financial statements of Digital Video Systems at March 31, 1998. Those statements were audited by other auditors, whose report date July 9, 1998, expressed an unqualified opinion.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Video Systems, Inc. and subsidiaries as of March 31, 1999, and the results of their operations and their cash flows for the year ended March 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   C. G. Uhlenberg & Co. LLP
Redwood City, California
June 29, 1999


Young Wha Corporation (Korea)


Report of Independent Auditors



The Board of Directors and Shareholder
DVS Korea Co., Ltd.

We have audited the accompanying balance sheet of DVS Korea Co., Ltd. ("the Company") at March 31, 1999 and the related statements of operations and accumulated deficit, and cash flows for the period from May 30, 1998 (inception) to March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DVS Korea Co., Ltd. at March 31, 1999 and the results of its operations and cash flows for the period from May 30, 1998 (inception) to March 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been translated into United States dollars solely for the convenience of the reader. We have reviewed the translation and, in our opinion, the accompanying financial statements have been translated into United States dollars on the basis described in
Note 2.



[Young Wha Corporation Letter Head]

The Board of Directors and Shareholder
DVS Korea Co., Ltd.
Page 2


Without qualifying our opinion, we draw attention to Note 14 to the financial statements. The operations of the Company, and those of similar companies in the Republic of Korea have been significantly affected, and will continue to be affected for the foreseeable future, by the country's unstable economy caused in part by the currency volatility in the Asia-Pacific region. While the Korean economy has recently shown signs of improvement, there are still significant uncertainties that may affect future operations, the recoverability of the Company' s assets and the ability of the Company to maintain or pay its debts as they mature. The financial statements do not include any adjustments that might result from those uncertainties.


/s/ Young Wha
April 24, 1999

                          DIGITAL VIDEO SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                              March 31, 1999

                            ASSETS
Current assets:
  Cash and cash equivalents..........................       $664
  Restricted cash ...................................        612
  Accounts receivable, less allowance for doubtful
   accounts of $4,275 ...............................        761
  Inventories........................................      7,785
  Prepaid expenses and other current assets..........      1,977
                                                       ----------
    Total current assets.............................     11,799
Property and equipment, net of depreciation..........      1,847
Intangibles..........................................      2,374
Other assets.........................................         73
                                                       ----------
                                                         $16,093
                                                       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................     $5,440
  Notes payable......................................      2,120
  Accrued liabilities................................      4,409
                                                       ----------
    Total current liabilities........................     11,969

Stockholders' equity:
  Preferred stock, $0.0001 par value:
   5,000,000 shares authorized; no shares issued
   or outstanding at March 31, 1998..................       --
  Common stock, $0.0001 par value:
   80,000,000 shares authorized; 25,254,063
   shares issued and outstanding at March 31, 1999...          3
  Additional paid-in capital.........................     70,467
  Accumulated deficit................................    (67,946)
  Cumulative  translation adjustments................      1,600
                                                       ----------
    Total stockholders' equity.......................      4,124
                                                       ----------
                                                         $16,093
                                                       ==========

See Notes to Consolidated Financial Statements.

                          DIGITAL VIDEO SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                Year Ended March 31,
                                               ---------------------
                                                  1999       1998
                                               ---------- ----------
Revenue:
  Product revenue..............................  $16,463    $14,524
  Development and services revenue.............      427        671
  Component revenue............................      221      2,443
                                               ---------- ----------
    Total revenue..............................   17,111     17,638
                                               ---------- ----------

Cost of product revenue........................   15,414     18,103
Cost of development and services revenue.......       20         25
Cost of component revenue......................      933      2,400
                                               ---------- ----------
    Gross margin...............................      744     (2,890)

Operating expenses:
  Research and development.....................    6,193      8,082
  Sales and marketing..........................    3,072      5,771
  General and administrative...................   11,726      9,447
  Purchased in-process research and
   development.................................      500        617
                                               ---------- ----------
    Total operating expenses...................   21,491     23,917
                                               ---------- ----------
    Operating loss.............................  (20,747)   (26,807)
Interest expense...............................     (104)      --
Other income...................................       54      1,089
                                               ---------- ----------
Loss before extraordinary item.................  (20,797)   (25,718)
Extraordinary item- cost of closed
 operations....................................   (1,134)      --
                                               ---------- ----------
Net loss....................................... ($21,931)  ($25,718)
                                               ========== ==========
Basic and diluted net loss per share before
 extraordinary item............................   ($1.20)    ($2.09)
                                               ========== ==========

Basic and diluted net loss per share...........   ($1.27)    ($2.09)
                                               ========== ==========

Shares used in the calculation
 of basic and dluted net loss per share.......    17,279     12,276
                                               ========== ==========

See Notes to Consolidated Financial Statements.

                          DIGITAL VIDEO SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                              Year Ended
                                               March 31,
                                         -------------------
                                           1998      1998
                                         --------- ---------
OPERATING ACTIVITIES
Net loss..............................   ($21,931) ($25,718)
Adjustments to reconcile net loss to
 net cash used in operating
 activities:
  Depreciation........................        771     1,200
  Amortization........................      1,205       696
  Shares and warrants issued to a
   consultant.........................        196        11
  Options granted.....................      2,455       --
  Purchased in-process research and
   development........................        500       617
  Write-off of operating and
   intangible assets .................        101     2,524
  Loss on disposal of fixed assets....        309       121
  Changes in operating assets and
   liabilities:
    Accounts receivable...............        378     1,803
    Inventories.......................     (2,783)   (3,538)
    Prepaid expenses and other
     current assets...................      1,174      (331)
    Accounts payable..................      3,289      (864)
    Accrued liabilities...............        987     2,313
                                         --------- ---------
      Net cash used in operating
       activities.....................    (13,349)  (21,166)
                                         --------- ---------
INVESTING ACTIVITIES
Acquisition of property and equipment.     (2,673)     (954)
Proceeds from disposal of
 property and equipment...............        842       --
Business combinations, net of cash
 acquired.............................        --     (2,670)
Purchase of short-term cash
 investments..........................       (217)   (3,366)
Maturities of short-term investments..      1,250     2,333
Purchases of intangibles...............    (3,355)     (320)
Other investing activities............        (83)     (199)
                                         --------- ---------
      Net cash used in investing
       activities.....................     (4,236)   (5,176)
                                         --------- ---------
FINANCING ACTIVITIES
Proceeds from the sale of common
 stock................................      4,307       --
Proceeds from the sale of
 convertible preferred shares.........      6,475       --
Proceeds from exercise of stock
 options..............................         24        36
Proceeds from short-term bank
 borrowings............................     2,140       --
                                         --------- ---------
      Net cash provided by financing
       activities.....................     12,946        36
                                         --------- ---------
Net decrease in cash and cash
 equivalents..........................     (4,639)  (26,306)
Cash and cash equivalents at beginning
 of year..............................      5,915    32,221
                                         --------- ---------
Cash and cash equivalents at end of
year..................................     $1,276    $5,915
                                         ========= =========
Supplemental disclosure of cash flow
 information:
  Interest paid.......................       $104     $ --

  Common stock issued in acquisitions.     $3,500    $1,836


See Notes to Consolidated Financial Statements.

                          DIGITAL VIDEO SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                                             Accumulated
                                   Convertible                           Addi-                  Other
                                 Preferred Stock     Common Stock       tional    Accumu-   Comprehensive Deferred
                                 ----------------- -------------------  Paid-in    lated       Income      Compen-
                                  Shares   Amount    Shares    Amount   Capital   Deficit     (Expense)    sation     Total
                                 --------- ------- ----------- ------- --------- ---------- ------------- --------- ---------
BALANCE AT MARCH 31, 1997.....        --     $ --  20,259,579      $2   $54,628   ($20,297)         ($72)     ($86)  $34,175
 Comprehensine income:
 Net loss.....................        --       --          --      --       --     (25,718)          --        --    (25,718)
 Translation adjustment.......        --       --          --      --       --         --           (177)      --       (177)
                                                                                                                    ---------
                                                                                                                     (25,895)
                                                                                                                    ---------
 Exercise of common stock
  options.....................        --       --     247,130      --        36         --           --       --          36
 Shares and warrants issued
  to a consultant.............        --       --       4,215      --        11         --           --       --          11
 Cancellation of ViComp
   escrowed shares............        --       --    (140,760)     --       --          --           --       --         --
 Issuance of common stock
  to Arris to acquire
  new Media ..................        --       --     600,000      --     1,835         --           --       --       1,835
 Amortization of deferred
  compensation................        --       --          --      --       --         --            --         13        13
                                 --------- ------- ----------- ------- --------- ---------- ------------- --------- ---------
BALANCE AT MARCH 31, 1998.....        --       --  20,970,164       2    56,510    (46,015)         (249)      (73)   10,175
 Comprehensine income:
 Net loss.....................        --       --          --      --       --     (21,931)          --        --    (21,931)
 Translation adjustment.......        --       --          --      --       --         --          1,849       --      1,849
                                                                                                                    ---------
                                                                                                                     (20,082)
                                                                                                                    ---------
 Exercise of common stock
  options(1)..................        --       --     174,165      --        23         --           --        --         23
 Issuance of common stock
  to Hyundai for DVD-ROM
  technology..................        --       --   2,000,000      --     3,500         --           --        --      3,500
 Conversion of promissory
  notes to common stock.......        --       --   2,109,734      --     1,307         --           --        --      1,307
 Issuance of common stock
  options.....................        --       --          --      --     2,651         --           --        --      2,651
 Issuance of preferred stock
  to OPLI.....................      6,477      --          --      --     6,477        --            --        --      6,477
 Amortization of deferred
  compensation................        --       --          --      --       --         --            --         73        73
                                 --------- ------- ----------- ------- --------- ---------- ------------- --------- ---------
BALANCE AT MARCH 31, 1999.....      6,477    $ --  25,254,063      $2   $70,468   ($67,946)       $1,600     $ --     $4,124
                                 ========= ======= =========== ======= ========= ========== ============= ========= =========

          See Notes to Consolidated Financial Statements

                           DIGITAL VIDEO SYSTEMS, INC.

                   Notes to Consolidated Financial Statements

Note 1 - The Company and its Significant Accounting Policies

        The Company

                Digital Video Systems, Inc. (the "Company") develops and markets DVD-ROM drives, DVD intelligent loaders, and video CD based video engines.

        Basis of Presentation

The accompanying condensed consolidated financial statements of Digital Video Systems, Inc. ("DVS" or the "Company") include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented.

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

        Development revenue is recognized based upon the completion of specified milestones in accordance with the agreement terms, typically as costs are incurred. Costs related to development revenues are included in cost of development and service revenues in accompanying statements of operations. Service revenues are recognized as cash is received for services performed.

        Advertising Expense

        Advertising expenditures are charged to operations as incurred and total $330,000 and $313,000 in fiscal 1999 and 1998, respectively.

        Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company has recorded a write-down of inventory and a charge to cost of product revenue of $0.2 million to reflect net realizable value as of March 31, 1999. Additionally, management determined that inventory of certain products was in excess of the Company's current requirements based on past levels of sales and sales forecasted in fiscal 2000. Management has developed a program to reduce inventories to levels that are consistent with forecasted sales and has expensed to cost of product revenue, $1.3 million, related to excess and obsolete inventory.

        Property and Equipment

        Property and equipment are stated at cost net of accumulated depreciation and amortization or at their impaired value. Depreciation and amortization are computed using the straight-line method over the assets estimated useful lives of two to five years.

        The Company has adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of". In the fiscal year ending March 31, 1990, the Company wrote-down the assets of its New Media division and ViComp subsidiary. In accordance with APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the Company reduced the value of assets of New Media division and ViComp subsidiary in the amount of $0.2 million.


         Intangibles

        Intangible assets consist of acquired technology and purchased goodwill and are stated at cost net of accumulated amortization or at their impaired value. Amortization is computed using the straight-line method over the assets estimated useful lives of 5 months to 7 years.

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

          Foreign Operations

        A significant portion of the Company's operations are based outside of the United States, principally in China and South Korea. As a result, the Company must comply with a wide variety of foreign laws and regulations. In particular, the Company may be materially adversely affected by changes in the political, social and economic conditions in these countries, and by changes in government policies with respect to such matters as laws and regulations, methods to address inflation, currency conversion and restrictions and rates and methods of taxation.

          Revenue

        A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies, charges in local regulatory or economic condition could adversely effect operating results.

        During the year ended March 31, 1999, there were no customer accounted for more than 10% of total revenue. During the year ended March 31, 1998, one customer accounted for 31% of total revenue.

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


Note 2 - Balance Sheet Components

        Inventories, property and equipment, and accrued liabilities consisted of the following at March 31, 1999 (in thousands):

Inventories:
  Raw materials...................................      $1,981
  Work in progress................................       1,366
  Finished goods..................................       3,151
                                                     ----------
                                                        $6,498
                                                     ==========
Property and equipment:
  Machinery and computer equipment................      $2,357
  Furniture and fixtures..........................         807
                                                     ----------
                                                         3,164
  Accumulated depreciation........................      (1,317)
                                                     ----------
                                                        $1,847
                                                     ==========
Accrued liabilities:
  Warranty and related expenses...................         $20
  Payroll and related expenses....................         129
  Accrued taxes...................................           5
  Other accrued expenses..........................       4,255
                                                     ----------
                                                        $4,409
                                                     ==========
Intangible assets:
  Goodwill........................................        $655
  Intangible assets of acquired business..........       2,406
  Purchased licenses..............................         285
                                                     ----------
                                                         3,346
  Accumulated amortization........................        (972)
                                                     ----------
                                                        $2,374
                                                     ==========


Note 3 - Business Combinations

In June 1998, the Company completed the acquisition (the "DVD-
ROM" Acquisition) of a perpetual, worldwide, royalty-free license to DVD-ROM technology owned by Hyundai Electronics Industries, Co., Ltd. ("Hyundai") in exchange for 2,000,000 shares of the Company's common
stock.   In addition, the Company, through a new, wholly-owned
subsidiary, DVS-Korea, completed the acquisition of DVD-ROM manufacturing capabilities, a related research and development team and management from Hyundai for $1,000,000 in cash. In addition to the license of DVD-ROM technology the acquisition provides the Company DVD-ROM manufacturing capabilities, a related research and development team and management from Hyundai. With this acquisition, the Company gained additional DVD intellectual property, supply and manufacturing relationships, and additional product lines. The principal product is the DVD-ROM drive, which the Company introduced in July 1998 in small quantities with a 2X data transfer rate.

The total purchase price of approximately $4.7 million included cash of $1 million, the issuance of 2,000,000 shares of common stock and related acquisition costs of $162,000.

Based upon a preliminary valuation, the purchase price has been allocated as follows (in thousands):

  Current assets..................................         $75
  Equipment.......................................       1,032
  Intasngibles-developed technology...............       2,400
  Goodwill........................................         655
  In-process research and development.............         500
                                                     ----------
                                                        $4,662
                                                     ==========

        In accordance with generally accepted accounting principles, in-process research and development of $500,000 has been expensed. Other intangible assets will be amortized on a straight-line basis over their estimated useful lives of three years.

Note 4 - Cash equivalents, Short-term investments and Fair Value of Financial Instruments

        As of March 31, 1999, the estimated fair value of the cash equivalents and short-term investments consisted of cash and money market funds in the amount of $1,276 (in thousands).

The estimated fair value of marketable securities by contractual maturity as of March 31, 1999 are as follows:

                                                    (in thousands)
  Cash equivalents and short-term investments:
       Due in one year or less....................      $1,264
       Due after one year.........................          12
                                                     ----------
       Total cash equivalents and short-term
          investments.............................      $1,276
                                                     ==========

Note 5 - Commitments

Lease Commitments

        The Company leases its facilities and certain office equipment under noncancelable leases that require the Company to pay operating costs, including property taxes, insurance and maintenance. Future minimum lease payments under these operating leases at March 31, 1999 are as follows (in thousands):


  2000............................................        $143
  2001............................................         148
  2002............................................         152
  2003............................................         157
                                                     ----------
                                                          $600
                                                     ==========

        Rent expense charged to operations was approximately $823,203 and $975,000 for the fiscal years ended March 31, 1999 and 1998, respectively.


Note 6 - Income Taxes

For financial reporting purposes, the net loss includes the following components:



                                      Year Ended March 31,
                                     ---------------------
                                        1999       1998
(in thousands)                       ---------- ----------
   United States..................    ($15,734)  ($17,290)
   Foreign........................      (6,197)    (8,428)
                                     ---------- ----------
   Total..........................    ($21,931)  ($25,718)
                                     ========== ==========

  The differences between the benefit for income taxes and the amount computed at the U.S. statutory income tax rate are as follows:



                                     Year Ended March 31,
                                     ---------------------
                                        1999       1998
(in thousands)                       ---------- ----------
   Tax at U.S. statutory rate.....     ($7,460)   ($8,826)
   Losses for which no tax
    benefit was recognized........       7,448      8,809
   Other, net.....................          12         17
                                     ---------- ----------
   Benefit for income taxes.......      $ --       $ --
                                     ========== ==========

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at March 31, 1999 are as follows (in thousands):



   Deferred tax assets:
     Net operating loss carryforwards.........    $12,955
     Inventory valuation accounts.............        107
     Reserves and other accrued expenses not
      yet deductible for taxes................        574
     Other....................................        183
                                                ----------
     Total deferred tax assets................     13,819
     Valuation allowance for deferred tax
      assets..................................    (13,819)
                                                ----------
     Net deferred tax assets..................      $ --
                                                ==========

        For federal and state tax purposes, the Company has net operating loss carryforwards as of March 31, 1999 of approximately $35 million and $6 million, respectively, which will expire in various years beginning with 1999 if not utilized.

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

                                                 Year Ended March 31,
                                                ---------------------
                                                   1999       1998
                                                ---------- ----------
(in thousands except per share amounts)

Net loss before extraordinary item..........     ($20,797)  ($25,718)

Net loss....................................     ($21,931)  ($25,718)

 Weighted average common shares
  outstanding during the period(1)...........      17,279     12,276

Shares used in computing basic and
  diluted net loss per share................       17,279     12,276

Basic and diluted net loss per share
  before extraordinary item.................       ($1.20)    ($2.09)


Basic and diluted net loss per share........       ($1.27)    ($2.09)


(1) Does not include 7,870,448 and 8,311,598 shares of escrow common and stock for fiscal 1999 and 1998, respectively.

        Pro forma basic and diluted net loss per share for 1999 have been computed as described in Note 1 and also gives effect (using the if-converted method) to the conversion of convertible preferred shares that automatically converted upon completion of the Company's initial public offering from the date of issuance.

        For fiscal 1999 and 1998, respectively, 18,450,000 and 18,489,955 of Class A and Class B warrants were excluded from the calculation of diluted loss per share because their effect is anti-dilutive. For fiscal 1999 and 1998, respectively, 1,452,179 and 3,358,283 options were excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

Note 8 - Stockholder's Equity

Common Stock Offering

        In May 1996, the Company completed an initial public offering, ("IPO"), of 4,830,000 units, each unit consisting of one share of Common Stock, one Class A Warrant and one Class B Warrant, priced at $5.00 per Unit. In November 1996, the Company closed a follow-on offering of 26,450 units. Each Unit consisted of 100 units that are identical to the units issued in the Company's initial public offering of units as described above. In connection with the IPO, all of the then outstanding shares of convertible preferred stock of 5,232,948 were converted to common stock on a one-for-one basis. The proceeds, net of commissions and certain expenses, to the Company from the offerings were approximately $43.7 million.

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

As of March 31, 1999, 7,870,448 shares of the Company's common stock, 412,615 outstanding options to purchase common stock and 443,532 options available for future grant were subject to escrow.

        To date, no shares or options have been released from escrow.

Stock Option Plans

        The Company's stock option plans provide for the granting of incentive stock options and nonstatutory stock options to employees, directors and consultants at prices ranging from 85% to 110% (depending on the type of grant) of the fair value of the common stock on the grant date as determined by the Board of Directors. Most options vest ratably over a four-year period commencing as of the date of grant. The Company has authorized 3,762,532 shares of common stock for issuance under the 1993 Stock Option Plan (the "1993 Plan"), 1,500,000 shares of common stock for issuance under the 1996 Stock Option Plan (the "1996 Plan"), and 4,000,000 shares of common stock for issuance under the 1998 Stock Option Plan (the "1998 Plan"). The options granted under the 1993
Plan, 1996 Plan and 1998 Plan are exercisable over a maximum term of ten years from the date of grant, and are subject to various restrictions as to resale and right of repurchase by the Company. The 1998 Plan is subject to shareholder approval, which the Company will seek at its next annual meeting.

        Option activity under the 1993 Plan, 1996 Plan and 1998 Plan was as follows:

                                                 Outstanding Options
                                                ----------------------
                                                             Weighted
                                     Available    Number     Average
                                        for      of Shares   Exercise
                                       Grant                  Price
                                    ----------- ----------- ----------
   Balance at March 31, 1997.......    383,022   3,478,046      $3.01
     Options authorized............    500,000        --         --
     Options granted............... (1,773,043)  1,773,043       3.33
     Options exercised.............       --      (247,130)      0.14
     Options canceled..............  1,845,676  (1,845,676)      4.49
                                    ----------- -----------
   Balance at March 31, 1998.......    955,655   3,158,283       2.55
     Options authorized............  4,000,000        --         --
     Options granted............... (3,428,500)  3,428,500       1.07
     Options exercised.............       --      (151,249)      0.14
     Options canceled..............  2,701,377  (2,701,377)      4.49
                                    ----------- -----------
   Balance at March 31, 1999.......  4,228,532   3,734,157       1.35
                                    =========== =========== ==========



                         Options Oustanding              Options Exercisable
                  -----------------------------------  ----------------------
                    Number      Weighted                 Number
                  Outstanding    Average    Weighted   Exercisable  Weighted
                      at        Remaining    Average       at        Average
    Range of       March 31,   Contractual  Exercise    March 31,   Exercise
 Exercise Prices     1999      Life (Years)   Price       1999        Price
----------------- -----------  -----------  ---------  -----------  ---------
   0.139 - 0.688     760,311         8.18      $0.47      337,356      $0.25
   1.125 - 1.438   2,497,000         9.31       1.21      518,820       1.22
   2.125 - 7.250     411,679         8.16       4.48      283,537       4.56
                  -----------                          -----------
                   3,668,990                            1,139,713
                  ===========                          ===========

Employee Stock Purchase Plan

In September 1997, the shareholders approved 500,000 shares for distribution under the Company's employee stock purchase plan which employees may purchase shares, subject to certain limitations, at no less than 85% of the lower of the fair market value of the shares at the beginning or end of a three-month purchase period. The first enrollment period for the stock purchase plan began on April 1, 1998. As of March 31, 1999, 22,907 shares have been distributed to employees under this plan.

Other Options and Warrants

On February 1, 1996, the Board of Directors authorized a grant of 200,000 common stock options to a consultant. The options, which are not included in the 1993 Plan, 1996 Plan or 1998 Plan, have an exercise price of $5.00 per share and were fully vested at March 31, 1999. None of these options have been exercised to date.

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

        In connection with the sale of preferred stock to OPLI, the Company granted 24-month options to purchase 3,000,000 shares of Common stock at an exercise price of $0.75. None of these options have been exercised to date.

The Board of Directors has authorized a contingent grant of 1,750,000 to Mali Kuo, subject to attainment of certain financing targets for the Company. These options have an aggregate exercise price of $0.91 and expire within a certain time. None of these options have been exercised to date. 250,000 shares have been earned and issued through March 31, 1999.

As of March 31, 1999, there were warrants, issued to a consultant, outstanding to purchase 30,970 shares of common stock at $8.375 per share through 2002.


Accounting for Stock Based Compensation

        The Company accounts for stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employee," (APB No. 25). In accordance with APB No. 25, the Company has generally not recognized compensation expense in connection with such plans.

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, (SFAS 123), "Accounting for Stock-Based Compensation". Had compensation cost for the 1998, 1996 and 1993 Plans been determined based on the fair value at the grant date for the options granted in fiscal 1999 consistent with the provisions of SFAS 123, the Company's net loss for fiscal 1999 and 1998 would have been increased to the pro forma amounts indicated below (amount in thousands, except per share):


                                        Years Ended March 31,
                                      ----------------------
                                         1999       1998
                                      ---------- ----------
  Net loss before extraordinary item--
    pro forma......................... ($22,523)  ($27,367)

  Net loss -- pro forma............... ($23,656)  ($27,367)

  Basic and Diluted net loss per share
    before extraordinary item
    -- pro forma......................   ($1.30)    ($2.23)

  Basic and Diluted net loss per share
    -- pro forma......................   ($1.37)    ($2.23)



The weighted average estimated fair values of employee stock options for fiscal year 1999 and 1998 were $1.26 and $1.78 per share, respectively.

        The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1999 and 1998:


                                       Year Ended March 31,
                                      ---------------------
                                         1999       1998
                                      ---------- ----------
   Risk-free interest rate..........       5.90%      5.50%
   Dividend yield...................        0.0%       0.0%
   Volatility.......................        1.8%       0.9%
   Average life.....................       1.27       1.19

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

        The pro forma effects of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures in future years. Because SFAS No. 123 is applicable only to options granted subsequent to March 31, 1995, its pro forma effect will not be fully reflected until approximately fiscal 2000.

Note 9 - Employee Benefit Plan

        During fiscal 1998, the Company implemented a 401(k) tax-deferred savings plan under which all US employees may contribute up to 16% of their compensation, subject to certain Internal Revenue Service limitations. The Company has not contributed to the plan to date.

Note 10 - Segment Information

The Company operates in one business segment, which includes developing, producing and marketing digital video systems and sub-assemblies, digital ad insertion products and computer peripheral products. As a result of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", issued by the Financial Accounting Standards Board, the Company has summarized its business operation by geographic areas in which it operates. The Company maintains its headquarter in the United States and its foreign operation in Asia are located in Korea, Taiwan, Hong Kong and China.

(in thousands)
                                                  United
                                                  States     Asia      Total
                                                 --------- --------- ---------
Year Ended March 31, 1999:
   Revenue from unaffiliated customers.........    $7,164    $7,078   $14,242
   Revenue from related parties and affiliates.         9     2,860     2,869
                                                 --------- --------- ---------
   Total revenue...............................    $7,173    $9,938   $17,111
                                                 ========= ========= =========

   Loss from operations........................  ($14,929)  ($5,819) ($20,748)
                                                 ========= ========= =========

   Identifiable assets.........................    $5,802   $10,291   $16,093
                                                 ========= ========= =========


Year Ended March 31, 1998:
   Revenue from unaffiliated customers.........    $4,928   $12,039   $16,967
   Revenue from related parties and affiliates.        29       642       671
                                                 --------- --------- ---------
   Total revenue...............................    $4,957   $12,681   $17,638
                                                 ========= ========= =========
   Loss from operations........................  ($18,483)  ($8,324) ($26,807)
                                                 ========= ========= =========
   Identifiable assets.........................   $10,020    $5,708   $15,728
                                                 ========= ========= =========


Export sales, representing sales from the United States to customers in foreign countries, were $182,000 and $196,000, for the years ended March 31, 1999 and 1998, respectively.


Note 11 - Comprehensive Income

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", (SFAS 130"). The Company adopted SFAS 130 on April1, 1998. Under SFAS 130, the Company is required to display comprehensive income and its components as part of the Company's full set of financial statements. The measurement and presentation of net income(loss) did not change. Comprehensive income(loss) is comprised of net income(loss) and other comprehensive income(expense). Other comprehensive income(expense) includes certain changes in equity that are excluded from net income(loss), such as, translation adjustments, unrealized holding gains and losses on available-for-sale marketable securities and certain derivative instruments. The Consolidated Statements of Shareholders' Equity reflect comprehensive income(loss) for years ended March 31, 1999, and 1998.

Note 12 - Pending Litigation

        The Company is involved in a pending lawsuit. Ambient Capital Group has filed suit against the Company seeking to recover a "commission" arising out of a private placement investment secured by the Company. The Company has filed a cross-complaint against Ambient Capital. It is the opinion of management that this case will result in a favorable outcome. Management feels that there will be no material effect on the financial statement.
        The Company is also in litigation with its former corporate council regarding unpaid fees. The Company has filed a cross-complaint against the firm.


Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Management of the Company

        Set forth below is certain information with respect to the directors and executive officers of the Company as of the filing date of this report.

Name
Age
Position
Director Since




Mali Kuo
46
Chief Executive Officer and
Co- Chairman
1999




Edmund Y. Sun
50
Co-Chairman and Chief
Technology Officer
1992




Sung Hee Lee
44
President, Asian Operations
--




Robert Werbicki
47
Executive Vice President
--




Philip B. Smith
64
Director
1995




Douglas Watson
46
Director
1998




Michael Chen
46
Director
1998




Young Sam Cho
46
Director
1998




Ande Abbott
56
Director
1999


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

Mali Kuo was appointed as the Company's Chief Executive Officer and Co-Chairman of the Board in February 1999 and has served in such capacities since that time. From 1997 to 1998, she served as Chief Financial Officer and then later as Chief Executive Officer of Well Communications, Inc., a supplier of carrier telecommunications via satellite between the United States and Asia. From 1996 to 1997, she served as Executive Vice President of Unistar Technology Co., the manufacturer's rep in the U. S. for a major PCB manufacturer in Taiwan. From 1993 to the present, Ms. Kuo has arranged a number of large-scale financing projects which include negotiations of contracts in excess of $10 million for Astoria Metal Corporation, financing for acquisitions by Pacific Rim Metals, Inc. and financing of multi-unit housing projects throughout Northern California. Ms. Kuo received her three-year college education from Shih Chien College in Taipei, Taiwan.
Sung Hee Lee was appointed President of Asian Operations of the
Company and Managing Director of DVS Korea Co., Ltd. in June 1998. Mr. Lee had been a director of the Company from March 1994 to June 1998. Prior to joining DVS, Mr. Lee was the Director and founder of the Multimedia Business Division of Hyundai Electronics Industries Co., Inc. since 1993. From 1991 to 1993, Mr. Lee served as a Senior Marketing Manager of Hyundai's Information Systems Business Sector and from 1989 to 1991, he was a Senior Manager of Hyundai's Computer Export Department. Mr. Lee is a member of the Board of Directors of Wanyan Electronics Co. Ltd. in China. He received his M.S. in Industrial Engineering from the Korea Advanced Institute of Science & Technology.

Robert B. Baker was appointed the Company's Chief Financial
Officer in June, 1999. Since joining the Company in May, 1997 Mr. Baker, as Corporate Controller, has handled special assignments in Asia as well as assisting in the downsizing of U.S. operations. Prior to joining the Company Mr. Baker was the Chief Financial Officer of Shape, Inc., a manufacturer of home video entertainment and computer related products. From 1987 - 1994 Mr. Baker was President and CEO of Technology Service Group, Inc. a developer and manufacturer of payphones for the Bell operating companies and large independent telcos.

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

Young Sam Cho has served as a director since October 1998.  Mr.
Cho has been the Director of the Corporate Planning Department of Hyundai since June 1994. From March 1990 until May 1994, Mr. Cho served as General Manager of Hyundai Electronics Europe Gmbh (Hyundai's European Sales Subsidiary). Mr. Cho received a BA degree in Business Administration from Seoul National University.
Ande Abbott has been a respected member of organized labor for 32 years. For the past 21 years, he has worked in Washington D.C. where he is currently Assistant to the International President and Director of Legislation for the International Brotherhood of Boilermakers. He also serves as the Director of the Shipbuilding and Marine Division, making him responsible to the International President for 40 civilian and federal shipyards throughout the United States and Canada. His duties require him to lobby the U.S. congress to advocate or oppose proposed legislation in the interests of the union's 90,000 members. He has also served on the Executive Board of the Maritime Trades Department of the American Federation of Labor - Congress of Industrial Organizations since 1991. In addition to his union activities, Mr. Abbott also serves on the Department of Labor Trade Advisory Committee and is serving his second year on the Advisory Committee of the Export-Import Bank.
Douglas T. Watson has served as a Director and a member of the Executive Committee since November 1998. Mr. Watson is currently President and CEO of Astoria Metal Corporation, a ship repair and dismantling firm which he founded in 1992, currently operating in San Francisco. In May 1999 AMC succeeded in obtaining the rights to use the Long Beach shipyard, for which he has played a key role. From 1986 to 1992, Mr. Watson was President and CEO of West State, Inc., a ship repair firm that he founded and operated out of Portland, Oregon. During the period from its founding to its sale in 1994 by Mr. Watson, West State generated total revenues of $360 million, had a credit line of $40 million, and employed thousands of marine workers. During the period from 1986 to 1994, Mr. Watson organized and operated many smaller companies dealing with finance, real estate, engineering and marine specialty work. From 1973 through 1985, Mr. Watson worked in the marine repair and construction industry holding increasingly responsible positions. At the time that he founded West State, Inc. in 1986, Mr. Watson was the Operations Manager for Dillingham Ship Repair. In addition to his marine business experience, Mr. Watson has an extensive background in commercial and industrial real estate. His portfolio included over 30 companies at one time which were instrumental in the founding of his own companies.
Michael S. Chen has served as a Director and a member of the Executive Committee since November 1998. Prior to that, he had been the President of EMEE, Inc. since 1992, where Mr. Chen has developed and patented a microprocessor-based device for use on automobiles and other applications, raised 7-figure funding, and managed marketing efforts to major international tier-1 suppliers for automotive OEM's. Between 1987 and 1991 he worked at Cadence Design Systems, Inc., a world leader of ICCAD systems. From 1981 to 1986, Mr. Chen worked at Xerox Palo Alto Research Center. Prior to that, he had been in charge of QRA for several mass-produced consumer opto-electronic systems at Texas Instruments (Taiwan) Limited. He received management training in the Academy of National Defense Management in Taiwan and worked as an officer in managerial functions during his 2-year military service in the China Airforce. Mr. Chen holds a B.S. degree in Physics from National Taiwan University, a M.S.E.E. degree and Ph.D. candidacy from Stanford University.
Directors serve until the next annual meeting or until their successors are elected or appointed. Officers are elected by and serve at the discretion of the Board of Directors. Michael Chen was previously married to Ms. Kuo.

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


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended
(the "Exchange Act") requires the Company's directors and certain of its officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10"% stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company and the representations made by the reporting persons to the Company, the Company believes that during the fiscal year ended March 31, 1999, its directors, officers and 10% stockholders complied with all filing requirements under Section 16(a) of the Exchange Act, with the following exceptions: Dr. Sun filed a late Form 3 to report the receipt of 400,000 stock options; Mr. Smith filed a late Form 4 to report the acquisition of shares of 16,766 Common Stock upon the exercise of stock options; Ms Kuo filed a late Form 3 to report the receipt of 400,000/1,750,000 stock options. Mr. Watson, Chen, Fitchey, and Cho filed a late Form 3 to report the receipt of 100,000 stock options.

Item 10. Executive Compensation

Executive Compensation

The following table sets forth the compensation for the fiscal year ended March 31, 1999, 1998 and 1997 paid by the Company to its Chief Executive Officer and the other executive officer of the Company who earned in excess of $100,000 (collectively, the "Named Executive Officers") based on salary and bonus for the fiscal year ended March 31, 1999:


Annual Compensation
Long-Term
Compensation
Awards
Name and Principal
Position
Fiscal
Year
Ended
March 31,
Salary
Other
Annual
Compen-
sation
Securities
Underlying
Options





Mali Kuo (2)
Co-Chairman & Chief
Executive Officer
1999

-

400,000





Edmund Sun (3)
Co-Chairman & Chief
Technology Officer
1999
1998
1997

46,045
165,157
159,751

400,000





Edward M. Miller (4)
former Chief Executive
Officer & former Chief
Financial Officer
1999
1998
131,944
 41,409

215,000
135,000





Sung Hee Lee (5)
President, Asian
Operations
1999
160,000

250,000





Bob Baker (6)
Chief Financial Officer
1999
100,000

50,000





Robert Werbicki (7)
Executive Vice President,
Computer Products
1999
1998
207,137
144,806

75,000
100,000





John Smuda (8)
former Chief Financial
Officer
1999
1998
124,349
 49,654

37,500
15,625





Thomas R. Parkinson (9)
1998
393,166

900,000
Former President & CEO









Gary Franza (10)
former Executive Vice
President,
New Media division
1999
1998
 93,932
138,439

  89,861
35,135
125,000






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

(2) Ms. Kuo was appointed Chief Executive Officer and Co-Chairman effective February 18, 1999.

(3) Dr. Sun also served as President of the Company during the twelve months ended March 31, 1996 and through May 1996 and as Chief Executive Officer during the fiscal year ended March 31, 1996 and through June 1998.

(4) Mr. Miller served as Chief Financial Officer from January 1998 through June 1998. Mr. Miller was appointed Chief Executive Officer effective June 23, 1998 and resigned effective February 23, 1999.

(5) Mr. Lee was appointed President, Asian Operations effective June 23,
1998.

(6) Mr. Baker was appointed Chief Financial Officer effective June 1,
1999

(7) Mr. Werbicki served as the Executive Vice President of Computer Products since August 1997.

(8) Mr. Smuda served as Vice President, Business Development from
November 1997 to June 1998. Mr. Smuda was appointed Chief Financial Officer effective June 23, 1998 and resigned effective March 15, 1999.

(9) Mr. Parkinson resigned as President and Chief Operating Officer of the Company on June 23, 1998, effective July 3, 1998.

(10) Represents payments made to Mr. Franza as a consultant prior to his employment by the Company as Executive Vice President of the New Media division in August 1997. Mr. Franza's employment with the Company was terminated as of November 1, 1998.


DIRECTOR COMPENSATION

Non-employee directors receive $15,000 per year as compensation for serving on the Board of Directors, are entitled to participate in the Company's stock option plans, and from time to time to receive grants of options thereunder to purchase shares of the Company's Common Stock.

In June 1998 all non-employee directors were granted 100,000 options pursuant to the Company's 1998 Stock Option Plan (the "1998 Stock Option Plan").

EMPLOYMENT AND CONSULTING AGREEMENTS

The Company entered into an employment agreement (the "Sun
Employment Agreement") with Dr. Sun, the Company's founder, Chairman of the Board and Chief Executive Officer, in March 1996. The term of the Sun Employment Agreement commenced in May 1996 and will expire on March 31, 2001; provided, however, that the Sun Employment Agreement can be terminated by either party after March 31, 1999, if all of the Escrow Securities (as defined herein) have been released. The Sun Employment Agreement provides that in consideration for Dr. Sun's services, he is to be paid a salary of $160,000 during the first year of the agreement. In addition, he will receive increases in salary and bonuses as deemed appropriate by the Board of Directors. In June 1998, Dr. Sun resigned as Chief Executive Officer and was appointed Chief Technology Officer. Dr. Sun's compensation package remains the same, although his pay has been voluntarily deferred for a number of months.

On February 18, 1999, the Company entered into an employment agreement with Mali Kuo. In connection with such agreement and subject to approval by the Board of Directors, Ms. Kuo is to receive options to purchase 400,000 shares of Common Stock. Although such options may vest at a rate of 25% per quarter, she may not exercise such options until on or after February 18, 2001, if her options are fully vested. If her service as Chief Executive Officer terminates before such options are fully vested, she may not exercise any vested options until on and after the second anniversary of the last vesting date on which Ms. Kuo served as the Company's Chief Executive Officer. The exercise date may be accelerated under certain circumstances based on the stock performance on the market. Pursuant to the agreement, Ms. Kuo shall receives an annual salary of $150,000, although it has been voluntarily deferred.

        The Company entered into an employment agreement in May 8, 1998 with Sung Hee Lee, pursuant to which Mr. Lee became President of the Company's Asian Operations. Upon entering into such agreement, Mr. Lee received five-year options to purchase 250,000 shares of Common Stock at $1.125 under the Company's 1998 Stock Option Plan. Such options vest at a monthly rate of 2.083% over a four year period, subject to acceleration of this vesting schedule or forfeiture of these options under certain circumstances. Mr. Lee receives an annual salary of $160,000 and will be eligible for an annual performance bonus ranging from $____. Mr. Lee's employment as President, Asian Operations is renewable at the end of the 36-month term by mutual agreement of the parties.

The Company entered into a fifteen-month employment agreement in December 1997 with Edward Miller, pursuant to which Mr. Miller became the Chief Financial Officer of the Company in January 1998. Upon entering into such agreement, Mr. Miller received five-year options to purchase 135,000 shares of Common Stock at $1.44 per share under the Company's 1996 Stock Option Plan. Such options vest at a monthly rate of 2.083% over a four year period commencing on March 1, 1998, subject to acceleration of this vesting schedule or forfeiture of these options under certain circumstances. Mr. Miller receives an annual salary of $135,000 and will be eligible for an annual performance bonus ranging from $27,000 to $67,500. Mr. Miller's employment as Chief Financial Officer was renewable at the end of the fifteen-month term by mutual agreement of the parties. In June 1998, Mr. Miller was appointed Chief Executive Officer of the Company and President of its U.S. Operations. Mr. Miller was granted an additional 215,000 shares of Common Stock under the Company's 1998 Stock Option Plan as a result of such appointment. On April 23, 1999 Mr. Miller entered into a consulting agreement with the Company, which becomes effective on May 1, 1999. Pursuant to the consulting agreement, Mr. Miller shall work part time as the Company's consultant and receive the same amount of salary as before, while all of his unvested stock options shall be vested at an accelerated rate to be completely exercisable in less than one year.

In August 1997, the Company entered into a three year employment agreement with Robert Werbicki, pursuant to which Mr. Werbicki became the Vice President of Computer Products of the Company. Upon entering into such agreement, Mr. Werbicki received five-year options to purchase 100,000 shares of Common Stock at $4.69 per share under the Company's 1996 Stock Option Plan. Such options vest at a monthly rate of 2.083% over a four-year period commencing on September 1, 1997, subject to acceleration of this vesting schedule or forfeiture of these options under certain circumstances. Mr. Werbicki forfeited these shares for new options in a repricing program offered to all employees. Mr. Werbicki was granted a total of 75,000 shares at $2.156 per share. Mr. Werbicki receives annual salary of $150,000. Mr. Werbicki is also eligible for a quarterly performance bonus equal to a certain percentage of the gross margin from all hardware sales under the Computer Products Division, (the "Gross Margin"). The first year's bonus is calculated based on 5% of the Gross Margin, but no less than $75,000 per annum. The second year's bonus is 5% of the Gross Margin with no minimum bonus and the third year is between 2% to 5% of the Gross Margin which will be negotiated and mutually agreed on by Mr. Werbicki and the President of the Company. Mr. Werbicki's employment as Executive Vice President of the Company is renewable at the end of the initial three-year term by mutual agreement of the parties.

The Company entered into a two-year employment agreement dated as of March 28, 1997 with Thomas R. Parkinson, pursuant to which Mr. Parkinson became the President and Chief Operating Officer of the Company commencing on April 15, 1997. During the fiscal year ended March 31, 1998, Mr. Parkinson received options to purchase 500,000 shares of Common Stock under the Company's 1996 Stock Option Plan and options to purchase 400,000 shares of Common Stock under the Company's 1993 Amended and Restated Stock Option Plan.
Mr. Parkinson received an annual salary of $280,000 and was eligible for an annual performance bonus ranging from $120,000 to $200,000. Mr. Parkinson's salary and bonus would be mutually agreed to by Mr. Parkinson and the Board of Directors after the first year. Mr. Parkinson terminated his employment as the Company's President on July 3, 1998. In connection with his termination as President, Mr. Parkinson and the Company agreed that his options to purchase 197,917 shares of Common Stock would vest on July 3, 1998. The remaining 702,083 options (including 266,667 Escrow Options) were cancelled on July 3, 1998. As of March 31, 1999, all vested shares have expired unexercised.
In August 1997, the Company entered into a two-year employment agreement with Gary Franza, pursuant to which Mr. Franza became the Executive Vice President of Business Development for the Company and Chief Operating Officer of the Company's Atlanta, Georgia operations. Upon entering into such agreement, Mr. Franza received ten-year options to purchase 125,000 shares of Common Stock at $4.69 per share under the Company's 1996 Plan. Such options vest at a monthly rate of 2.083% over a four-year period commencing on September 1, 1997, subject to acceleration of this vesting schedule or forfeiture of these options under certain circumstances. Mr. Franza received an annual salary of $180,000 and would be eligible for an annual performance bonus ranging from $40,000 to $80,000. Mr. Franza's employment with the Company terminated on December 1, 1998.


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

During the fiscal year ended March 31, 1999, options to purchase no shares of Common Stock were granted under the 1993 Stock Option Plan."

In September 1996, the Company's Board of Directors approved the Company's 1996 Stock Option Plan, which was subsequently approved by the Company's stockholders in September 1997. The purpose of the 1996 Stock Option Plan is to enable the Company to attract and retain top-quality employees, officers, directors and consultants and to provide such employees, officers, directors and consultants with an incentive to enhance stockholder return. The 1996 Stock Option Plan became effective on the first day immediately following the date on which the 1996 Stock Option Plan was approved by the stockholders.

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

During the fiscal year ended March 31, 1999, options to purchase
2000 shares of Common Stock were granted under the 1996 Stock Option
Plan.

In May 1998, the Board of Directors adopted the Company's 1998
Stock Option Plan (the "1998 Plan"). The 1998 Plan will be submitted to the Company's shareholders for approval at the Company's next annual meeting of shareholders. The 1998 Stock Option Plan provides for the grant of options to officers, directors, other employees and consultants of the Company to purchase up to an aggregate of 4,000,000 shares of Common Stock. The 1998 Stock Option Plan is administered by the Board of Directors or a committee of the Board, and is currently administered by the Compensation Committee of the Board of Directors, which has complete discretion to select the optionees and to establish the terms and conditions of each option, subject to the provisions of the 1998 Stock Option Plan. Options granted under the 1998 Stock Option Plan may be "incentive stock options" as defined in Section 422 of the Code, or nonqualified options, and will be designated as such.

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

Options may not be exercised more than ten years after the grant
(five years after the grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). Options granted under the 1998 Stock Option Plan are not transferable and may be exercised only by the respective grantees during their lifetime or by their heirs, executors or administrators in the event of death. Under the 1998 Stock Option Plan, shares subject to cancelled or terminated options are available for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as recapitalizations, stock splits or stock dividends. The 1998 Stock Option Plan is effective for ten years, unless sooner terminated or suspended. The 1998 Stock Option Plan provides that options covering no more than 750,000 shares of Common Stock may be granted to any one employee in any twelve month period.

During the fiscal year ended March 31, 1999, options to purchase
2,731,500 shares of Common Stock were granted under the 1998 Stock
Option Plan.


Item 10. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of May 31, 1999, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and
(iv) all officers and directors of the Company as a group.

Name and Address (1)
Amount and Nature of
Beneficial Ownership
(2)
Percent
Ownership



Edmund Sun
9,121,492 (3)
23.2%
Mali Kuo
477,222 (4)
--
Sung Hee Lee
67,706 (5)
--
Robert Werbicki
34,374 (6)
--
Philip B. Smith
195,585 (7)
0.5
Douglas Watson
16,666 (8)
--
Michael Chen
16,666 (9)
--
Young Sam Cho
19,290 (10)
--
Cary Fitchey
18,749 (11)
--
Tom Parkinson
--
--
Gary Franza
35,155(14)
--
Hyundai Electronics Industries
Company, Ltd.
5,896,999 (12)
15
Oregon Power Lending Institution
13,825,534 (13)
35.2
All executive officers and directors
as a group (9 persons)

24.8


(1) Except as otherwise indicated, the address of each principal stockholder is c/o the Company at 280 Hope Street, Mountain View, California .
(2) Includes the Escrow Securities of such individual or entity.  See "-
- Escrow Securities." Nature of beneficial ownership of securities is direct and arises from sole voting power and sole investment power, subject to community property laws where applicable. Shares underlying options to purchase Common Stock exercisable within 60 days are deemed to be outstanding for purposes of calculating the number of shares owned by the holders of such options.
(3) Includes 140,760 shares of Common Stock acquired by Dr. Sun in the ViComp Acquisition, all of which have been deposited in escrow and are subject to cancellation in certain circumstances. Also includes 320,334 shares owned by Dr. Sun's sons and 31,564 shares owned by Dr. Sun's sister and her family. Also includes options to purchase 108,330 shares of Common Stock. Excludes options to purchase
291,670 shares of Common Stock which are not exercisable within 60 days.
(4) Includes options to purchase 182,222 shares of Common Stock.
Excludes options to purchase 1,967,778 shares of Common Stock which are not exercisable within 60 days
(5) Although Mr. Lee served as Hyundai's representative on the Company's Board of Directors, he did not have any right to vote or dispose of the shares owned by Hyundai. Mr. Lee resigned as director of the Company and became President, Asia Operations in June 1998. Includes options to purchase 67,706 shares of Common Stock. Excludes options to purchase 182,294 shares of Common Stock which are not exercisable within 60 days.
(6) Includes options to purchase 34,374 shares of Common Stock.
Excludes options to purchase 40,627 shares of Common Stock which are not exercisable within 60 days.
(7) Includes options to purchase 155,150 shares of Common Stock.
Excludes options to purchase 81,458 shares of Common Stock which are not exercisable within 60 days.
(8) Includes options to purchase 16,666 shares of Common Stock.
Excludes options to purchase 83,334 shares of Common Stock which are not exercisable within 60 days.
(9) Includes options to purchase 16,666 shares of Common Stock.
Excludes options to purchase 83,334 shares of Common Stock which are not exercisable within 60 days.
(10) Although Mr. Cho serves as Hyundai's representative on the Company's Board of Directors, he does not have any right to vote or dispose of any shares owned by Hyundai. Includes options to purchase 19,290 shares of Common Stock. Excludes options to purchase 82,710 shares of Common Stock which are not exercisable within 60 days.
(11) Includes options to purchase 18,749 shares of Common Stock.
Excludes options to purchase 81,251 shares of Common Stock which are not exercisable within 60 days.
(12) Mong Hun Chung is the Chairman and largest individual shareholder of Hyundai and may be considered a beneficial owner of such shares.
(13) Includes options to purchase 3,000,000 shares of Common Stock. These shares are fully vested.
(14) Includes options to purchase 35,155 shares of Common Stock.

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

All or a portion of the Escrow Securities may be released from escrow based on the Company's Minimum Pretax Income targets (as defined and set forth below) or the trading price of the Company's Common Stock. The Minimum Pretax Income amounts (i) shall be calculated exclusively of any extraordinary earnings, including, but not limited to, any charge to income resulting from the release of the Escrow Securities; and (ii) shall be increased from the amounts established at the time of the IPO proportionately, with certain limitations, in the event additional shares of Common Stock or securities convertible into, exchangeable for or exercisable into Common Stock are issued after the IPO. The Minimum Pretax Income targets are described below.

Of the Escrow Securities, one-half (representing 5,050,000 shares of issued or issuable shares of Common Stock) will be released from escrow, on a pro rata basis, if, and only if, one or more of the following conditions are met (none of such conditions having been met to date):

(i) the Company's net income before provision for income taxes and exclusive of any extraordinary earnings as audited and determined by the Company's independent public accountants (the "Minimum Pretax Income") amounts to at least $11,555,000 for the fiscal year ended March 31, 1997.

(ii) the Minimum Pretax Income amounts to at least $17,940,000 for the fiscal year ending March 31, 1998;

(iii) the Minimum Pretax Income amounts to at least $33,098,000 for the fiscal year ending March 31, 1999;

(iv) the Minimum Pretax Income amounts to at least $69,433,000 for the fiscal year ending March 31, 2000;

(v) the Minimum Pretax Income amounts to at least $87,351,000 for the fiscal year ending March 31, 2001;

(vi) commencing on May 9, 1996 and ending 18 months thereafter, the bid price of the Company's Common Stock averages in excess of $24.00 per share (subject to adjustment in the event of any reverse stock splits or other similar events) for 60 consecutive business days;

(vii) commencing November 9, 1997 and ending 18 months thereafter, the bid price of the Company's Common Stock averages in excess of $48.00 per share (subject to adjustment in the event of any reverse stock splits or other similar events) for 90 consecutive business days;
or

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

The remaining Escrow Securities (representing 5,050,000 shares of issued or issuable shares of Common Stock) will be released from escrow, on a pro rata basis, if, and only if, one or more of the following conditions is met (none of such conditions having been met to date):

(i) the Minimum Pretax Income amounts to at least $17,333,000 for the fiscal year ended March 31, 1997;

(ii) the Minimum Pretax Income amounts to at least $25,117,000 for the fiscal year ending March 31, 1998;

(iii) the Minimum Pretax Income amounts to at least $46,050,000 for the fiscal year ending March 31, 1999;

(iv) the Minimum Pretax Income amounts to at least $94,070,000 for the fiscal year ending March 31, 2000;

(v) the Minimum Pretax Income amounts to at least $118,708,000 for the fiscal year ending March 31, 2001;

(vi) commencing on May 9, 1996 and ending 18 months thereafter, the bid price of the Company's Common Stock averages in excess of $48.00 per share(subject to adjustment in the event of any reverse stock splits or other similar events) for 60 consecutive business days;

(vii) commencing November 9, 1997 and ending 18 months thereafter, the bid price of the Company's Common Stock averages in excess of $96.00 per share (subject to adjustment in the event of any reverse stock splits or other similar events) for 90 consecutive business days; or

(viii) during the periods specified in (vi) or (vii) above, the Company is acquired by or merged into another entity in a transaction in which the value of the per share consideration received by the stockholders of the Company on the date of such transaction or at any time during the applicable period set forth in (vi) or (vii), respectively, equals or exceeds the applicable levels set forth in (vi) or (vii), respectively.

The bid price amounts set forth above are subject to adjustment in the event of any stock splits, reverse stock splits or other similar events.

Holders of Escrow Securities have agreed not to sell, transfer, hypothecate, negotiate, pledge, assign, encumber or otherwise dispose of any or all of the Escrow Securities unless and until (A) the Company shall have given notice that the conditions for the release of the Escrow Securities set forth in Paragraphs (a) and (b) above are met, or
(B) such disposition is (i) proposed in connection with an agreement by which the Company is to be acquired by or merged into another entity in which the consideration paid by the acquiror per share of the Company's stock is no less than 80% of the minimum consideration required by Paragraphs (a) (vi) and (vii)above as to a disposition of up to 50% of the Escrow Securities or by Paragraphs (b)(vi) and (vii) above as to a disposition of up to 100% of the Escrow Securities and (ii) approved by at least 80% of the votes cast, in person or by proxy, by holders of the Common Stock eligible to vote on such matter excluding the shares held by the holders of the Escrow Securities, provided that the holders of at least 50% of the Common Stock (excluding the shares held by the holders of the Escrow Securities) actually vote on such matter, in person or by proxy, or are present, in person or by proxy, at the meeting at which the vote takes place. If the Company is acquired by or merges into another company that thereafter owns all of the outstanding stock of the Company except for the Escrow Securities, at any time from and after the consummation of the merger or acquisition, holders of Escrow Securities desiring to dispose of their Escrow Securities will be permitted to do so if the acquiror gives notice as to conditions being met in Paragraphs
(a) and (b) above or consents in writing to the disposition, but no vote or consent of the former stockholders of the Company will be required.

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

        The share price targets established for the escrow securities have expired. Escrow securities will only be released if the Company meets the Operating Income targets as established by the escrow agreement.


Item 11. Certain Relationships and Related Transactions

In October 1996, the Company acquired all of the outstanding capital stock of ViComp Technology, Inc. ("ViComp") for 491,253 shares (the "Acquisition Shares") of the Company's Common Stock (the "ViComp Acquisition"). Dr. Edmund Y. Sun, the Company's Vice Chairman of the Board, was a co-founder of ViComp and owned 57.3% of the outstanding capital stock of ViComp (for which he had paid a total of $1,000,000 in September 1995 and January 1996) at the time of the ViComp Acquisition. The Company issued to Dr. Sun 281,520 shares of the Company's Common Stock for his ViComp capital stock in the ViComp Acquisition (57.3% of the total 491,253 shares of Common Stock issued in the ViComp Acquisition). One-half of the Acquisition Shares issued to Dr. Sun were deposited in escrow and are subject to forfeiture and cancellation under certain circumstances and may not be publicly resold until released from escrow. The remaining 140,760 Acquisition Shares issued to Dr. Sun were canceled in March 1998, as certain performance milestones that were a condition of the ViComp acquisition were not met.

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

Upon the closing of the IPO in May 1996, Dr. Sun converted
1,335,949 shares of Series B Preferred shares into 1,335,949 shares of Common Stock.

The Company borrowed $1,000,000 from Edmund and Jane Sun in June
1998. The loan from Dr. Sun was converted into 1,331,479 shares of the Company's common stock in August 1998. Dr. Sun received registration rights for these shares.

The Company currently leases its principal executive offices from Sun and Sun LLP. The lease term commenced on December 17, 1998 and expires on December 16, 2003, subject to an option in favor of the Company to extend the lease one time for an additional five years. The lease payments are currently $11,600 per month, subject to an annual upward adjustment of 3%. The lease provides the Company with the option, exercisable within 180 days of the lease's commencement date, to have a professional appraiser do a market survey to determine the fair market rent for the premises. Following such a survey, the Company would have the option to pay the rent set forth in the lease or the rent determined by the appraiser. The lease provides that the lessor's consent is required for certain assignments and that the transfer of 25% or more of the voting power of the Company would be considered an assignment for such purposes. Thus, if Oregon Power Lending Institution were to acquire over 25% of the voting power of the Company after the commencement date of the lease, it would be considered an assignment.
In such an event, the lessor would have the right to terminate the lease or increase the lease payments to 110% of their current rate. Pursuant to the lease, the Company is responsible for most costs of maintaining the premises and for the payment of property taxes. The lease also contains other, customary provisions including indemnities for environmental and other matters.

Hyundai Electronics Industries Company, Ltd. purchased 3,247,473 shares of the Company's Series A Preferred Stock for approximately $5,000,000 and 649,526 shares of the Company's Series B Preferred Stock for approximately $1,000,000 from the Company in January 1994 and April 1995, respectively. In connection with such purchases, Hyundai was given the right to designate a director, a right of first refusal relating to sales of the Company's securities and certain registration rights. Such right of first refusal terminated in connection with the IPO and Hyundai waived its registration rights for 13 months following the closing of the IPO in May 1996. Hyundai's Series A Preferred Stock and the Series B Preferred Stock were converted into 3,896,999 shares of Common Stock upon the closing of the IPO in May 1996.

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

        In June 1998, the Company acquired a perpetual, worldwide, royalty-free license to DVD-ROM technology owned by Hyundai in exchange for 2,000,000 shares of the Company's Common Stock. In addition, the Company, through a new, wholly-owned subsidiary, DVS-Korea, completed the acquisition of DVD-ROM manufacturing capabilities, a related research and development team and management from Hyundai for $1,000,000 cash. The Company believes that the terms of this acquisition were fair to the Company and that the consummation of this transaction was in the best interests of the Company. The Company obtained a fairness opinion from Houlihan Lokey Howard & Zukin Financial Advisors, Inc., a nationally recognized independent valuation firm, with respect to the fairness of the financial terms of the transaction to the Company.

On October 15, 1998, Digital Video Systems, Inc. ("DVS") entered into an Investment Agreement with Oregon Power Lending Institution, an Oregon corporation ("OPLI"). Pursuant to this Investment Agreement, DVS gave OPLI the right to invest up to $12.25 million in DVS in exchange for certain securities that would be convertible into a maximum of 24,276,595 shares of DVS common stock.

Pursuant to the First Tranche of the Investment Agreement, on November 11, 1998, the Company issued 2,000 shares of Series C Preferred to OPLI in exchange for $2.0 million cash. Each share of DVS Series C Preferred is convertible into 2,127.6595 shares of DVS common stock. Between November 12, 1998 and March 23, 1999, OPLI also made a series of loans to DVS in exchange for Convertible Promissory Notes in the aggregate principal amount of $4,475,326.40 cash. These Convertible Promissory Notes accrue interest at 10% per annum, and the outstanding principal amount (and any accrued and unpaid interest thereon) may be converted into shares of DVS Series C Preferred at a conversion price of $1,000 per share. Lastly, pursuant to the Investment Agreement, OPLI has an option to purchase 2.0 million shares of DVS common stock at $.75 per share.

On March 23, 1999, the Company and OPLI entered into a Conversion Agreement whereby OPLI agreed irrevocably and without exception to exercise its right to convert the Demand Notes to Preferred Stock on the first day any action with respect to the Transactions approved by written consent of a majority of shareholders was taken in accordance with applicable federal securities laws. The issuance of the securities to OPLI is being conducted as a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The majority of the Company's shareholders were asked to agree to a written consent which approved (i) the transactions contemplated by that certain Letter Agreement (the "Investment Agreement"), dated as of October 15, 1998, between the Company and Oregon Power Lending Institution ("OPLI"), including the issuance by the Company of (A) up to $10,000,000 face value of Series C Convertible Preferred Stock (the "Preferred Stock"), (B) options (the "Options") to purchase up to 3,000,000 shares of the Company's Common Stock and (C) shares of Common Stock upon the conversion of the Preferred Stock and the exercise of the Options, and (ii) the convertibility of one or more demand promissory notes issued or to be issued in lieu of a portion of the Preferred Stock to be issued under the Investment Agreement and the issuance of Common Stock upon conversion thereof (collectively, clauses (i) and (ii), the "Transactions").

The Transactions were unanimously approved by the Company's Board of Directors on October 14, 1998 and ratified by a majority of shareholders on March 23, 1999. Accordingly, the 2,000 shares of Series C Preferred Stock that OPLI initially owned were converted into 4,255,320 shares of DVS common stock, of which 3,212,767 shares were transferred to certain third parties and 1,042,553 shares were retained by OPLI. All of the Company's outstanding Convertible Promissory Notes to OPLI in the aggregate amount of $4,598,273.12 were also converted into 4,598 shares of Series C Preferred, which were then immediately converted into 9,782,981 shares of DVS common stock. A total of 25,207,000 shares of DVS common stock were outstanding immediately prior to the foregoing conversions, and a total of 39,245,301 shares were outstanding immediately thereafter. Including its option to purchase 2.0 million shares of common stock, OPLI would hold the beneficial ownership of 12,825,534 shares of common stock of DVS, or 31.1% of the total outstanding common shares (including the shares issuable upon conversion of the option).

On January 8, 1999, prior to the time Mali Kuo became a director or an officer of the Company, she entered into a finder's agreement (the "Finder's Agreement") with the Company. Pursuant to the Finder's Agreement, Ms. Kuo was authorized to introduce a specified group of prospective investors and lenders to the Company. The Finder's Agreement provides that Ms. Kuo shall be compensated through the grant of options for private placements of debt or equity, or credit lines that she arranges under certain conditions.


Item 13. Exhibits and Reports on Form 8-K

Exhibit
Number                  Exhibit Description

3.1     Amended and Restated Certificate of Incorporation of the
Company.(1)
3.2     Bylaws of the Company.(1)
4.1     Specimen Common Stock Certificate.(3)
4.2     Form of Warrant Agreement (the "Warrant Agreement") by and among the
Company, American Stock Transfer & Trust Company and the
Underwriter
(including forms of Class A and Class B Warrant certificates).(3)
4.3     Form of Underwriter's Unit Purchase Option (issued in connection with
the Company's initial public offering).(1)
4.4     Warrant Agreement.(1)
4.5 Escrow Agreement dated as of April 23, 1996 among American Stock Transfer & Trust Company, the Company and Optionholders listed on
Exhibit B thereto.(3)
4.6     Form of Subscription Agreement from the Bridge Financing.(2)
4.7     Escrow Agreement dated as of October 17, 1996 made by and between the
Company and Dr. Edmund Y. Sun.(4)
4.8     Escrow Agreement dated as of October 17, 1996 made by and among the
Company, Dr. Edmund Sun and American Stock Transfer & Trust
Company.(4)
4.9     Escrow Agreement dated as of October 17, 1996 made by and among the
Company, the shareholders named on the signature pages thereto and American Stock Transfer & Trust Company.(4)
4.10    Form of Amendment to the Warrant Agreement.(4)
4.11    Form of Underwriter's Unit Purchase Option.(4)
10.1    1993 Amended and Restated Stock Option Plan.(2)
10.2    Employment Agreement as of March 1, 1996 between the Company and
Dr.
Edmund Sun.(2)
10.3    Product Agreement made March 16, 1993 between Hyundai and the
Company.(1)
10.4    Technical Assistance and License Agreement made March 16, 1993 between
Hyundai and the Company.(1)
10.5    1995 Hyundai Technical Assistance and License Agreement.(1)
10.6    Consulting Agreement made as of February 1, 1996 between the
Company
and Intermarkt.(1)
10.7    Sublease Agreement, dated as of November 15, 1995, between the
Company
and McAfee Associates, Inc. (along with consent to sublease and master
lease agreement).(1)
10.8    House Leasing Agreements dated August 31, 1994 and September 6,
1994
for facility in Taiwan (translated).(1)
10.9    Form of Indemnity Agreement with the Company's officers and directors.
(1)
10.10 Series A Preferred Stock Purchase Agreement made as of January 21, 1994 between the Company and Hyundai.(1)
10.11 Series B Preferred Stock Purchase Agreement made as of April 1995 between the Company and Hyundai.(1)
10.12   Consulting and Employment Agreement between the Company and Robert
B.
Pfannkuch entered into as of March 15, 1996.(2)
10.13 Agreement and Plan of Merger dated as of October 17, 1996 by and between the Company, ViComp Technology, Inc. and the shareholders of
ViComp Technology, Inc.(4)
10.14 Registration Rights Agreement dated as of October 17, 1996 by and between the Company and the shareholders of ViComp Technology,
Inc.
named therein.(4)
10.15   1996 Stock Option Plan.(4)
10.16   Consulting Agreement made as of September 27, 1996 between the
Company
and Sitrick and Company Inc.(4)
10.17 Office Lease Agreement commencing on October 15, 1996 between the Company and Paulsen Office Park.(4)
10.18 Lease, dated July 17, 1996, between the Company and Ken Yang Real Estate (Shanghai) Co. Ltd.(4)
10.19   Letter dated April 10, 1997 from Robert B. Pfannkuch to the
Company
regarding resignation as an Officer.(5)
10.20 Employment Agreement between the Company and Thomas R. Parkinson entered into March 28, 1997.(5)
10.21   Settlement Agreement and General Release entered into January 30,
1997
between the Company and Janis P. Gemignani.(5)
10.22 Joint Venture Agreement dated as of August 5, 1997 by and between D.V.S. H.K., a wholly-owned subsidiary of the Company, and Panyu
Tian Le Electrical Appliance Manufacturing Co., Ltd. (6)
10.23 Asset Purchase Agreement dated as of July 25, 1997 by and between the Company and Arris Interactive LLC. (7)
10.24 Amendment No. 1 to Asset Purchase Agreement by and between the Company and Arris Interactive LLC dated as of August 1, 1997. (7)
10.25 Form of Escrow Agreement by and between the Company and Arris Interactive LLC. (7)
10.26   1997 Employee Stock Purchase Plan. (8)
10.27   1993 Amended and Restated Stock Option Plan. (8)
10.28   1996 Amended and Restated Stock Option Plan. (8)
10.29 Employment Agreement dated as of August 1, 1997 by and between the Company and Gary Franza. (9)
10.30   Ownership Shares Transfer Agreement by and between D.V.S. H.K., a wholly-owned subsidiary of the company, and Panyu.(10)
10.31 Lease Agreement by and between D.V.S. H.K., a wholly-owned subsidiary of the Company, and Panyu.(10)
10.32   Form of Joint Venture Partner Substitution Agreement (superceded
).(10)
10.33   Employment Agreement dated as of January 12, 1998 by and
between the Company and Edward Miller.(10)
10.34 Lease Agreement by and between Digital Video Systems, Inc. and Dell Enterprises. (10)
10.35   Asset Purchase Agreement dated as May 8, 1998 by and between the Company and Hyundai Electronic Industries Company, Ltd. (11)
10.36 Amendment to Asset Purchase Agreement dated June 23, 1998 by and between the Company and Hyundai Electronic Industries Company,
Ltd. (11)
10.37   Joint Venture Partner Substitution Agreement (11)
10.38   Amendment to the Asset Purchase Agreement dated March 26, 1998 by and between the Company and Arris Interactive LLC. (11)
10.39 Employment Agreement dated as of May 8, 1998 by and between the Company and Sung Hee Lee. (12)
10.40 Subscription Agreement dated June 24, 1998 by and between the Company and Dr. Edmund Sun. (12)
10.41 Investment Agreement by and between Digital Video Systems, Inc. and Oregon Power Lending Institution (13)
10.42 Convertible Promissory Note of $1,000,000 payable to Oregon Power Lending Institution dated November 12, 1998. (14)
10.43 Convertible Promissory Note of $500,000 payable to Oregon Power Lending Institution dated December 31, 1998. (14)
10.44 Convertible Promissory Note of $200,000 payable to Oregon Power Lending Institution dated January 21, 1999. (14)
10.45 Convertible Promissory Note of $100,000 payable to Oregon Power Lending Institution dated February 2, 1999. (14)
10.46 Convertible Promissory Note of $186,000 payable to Oregon Power Lending Institution dated February 3, 1999. (14)
10.47 Convertible Promissory Note of $100,000 payable to Oregon Power Lending Institution dated February 5, 1999. (14)
10.48 Convertible Promissory Note of $100,000 payable to Oregon Power Lending Institution dated February 8, 1999. (14)
10.49 Convertible Promissory Note of $433,326.40 payable to Oregon Power Lending Institution dated February 11, 1999. (14)
10.50 Agreement with Hana Bank dated November 16, 1998 for a $2,500,000 credit facility. (To be translated)
10.51 Agreement with Hanvit Bank dated December 17, 1998 for a $3,000,000 credit facility. (To be translated)
10.52 Lease agreement with Hyundai Capital Services dated January 28,
1999. (14)
10.53 Regarding the issuance of common stock and Series C Preferred
Stock in connection with that certain investment agreement entered
into with Oregon Power Lending Institution       and also
constituting notice of action taken without a meeting. (15)
10.54 Sublease Agreement dated as of November 17, 1998 by and among Digital Video Systems, Inc., Savoir Technology Group and
Technology Park Atlanta, Inc.
10.55 Lease Termination Agreement dated as of November 17, 1998 by and between Digital Video Systems, Inc and Dell Enterprises.
10.56 Lease agreement dated as of December 18th , 1998 by and between Digital Video Systems, Inc. and Sun & Sun LLP.
10.57 Agreement dated as of February __, 1999 by and among Digital Video Systems, Inc., Savoir Technology Group and Technology Park
Atlanta, Inc.
10.58 Employment Agreement dated as of February 18, 1999 by and between Digital Video Systems, Inc. and Mali Kuo.
10.59 Finder's Agreement dated as of January 8,1999 by and between Digital Video Systems, Inc. and Mali Kuo.
10.60 Agreement dated as of April 28, 1999 by and between Digital Video Systems, Inc. and Chinapro.


21      List of Subsidiaries
23.1 Consent of C. G. Uhlenberg & Co. LLP, Independent Auditors Young Wha Corporation, Principal Independent Auditor of
Significant Subsidiary
27      Financial Data Schedule
99.1 Certain Considerations

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

(5) Incorporated by reference from the Company's Form 10KSB for the Fiscal Year Ended March 31, 1997 as filed with the Commission on
June 30, 1997.

(6) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on August 15, 1997.

(7) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on September 26, 1997.

(8) Incorporated by reference to the Company's Definitive Proxy Statement filed with the Commission on August 11, 1997.

(9) Incorporated by reference from the Company's Form 10QSB for the quarter ended September 30, 1997 as filed with the Commission on November 19, 1997.

(10) Incorporated by reference from the Company's Form 10QSB for the quarter ended December 31, 1997 as filed with the Commission on February 12, 1998.

(11) Incorporated by reference from the Company's Form 10KSB for the Fiscal Year Ended March 31, 1998 as filed with the Commission on
July 14, 1998.

(12) Incorporated by reference from the Company's Form 10QSB for the quarter ended June 30, 1998 as filed with the Commission on August
14, 1998.

(13) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on November 3, 1998.

(14) Incorporated by reference from the Company's Form 10QSB for the quarter ended December 31, 1998 as filed with the Commission on February 23, 1999.

(15) Incorporated by reference to the Company's Definitive Proxy Statement filed with the Commission on April 7, 1999.


                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIGITAL VIDEO SYSTEMS, INC.

June 30, 1999                             By /s/     Mali Kuo
                                            -----------------------------------
                                                     Mali Kuo
                                                  Chief Executive Officer
                                                   and Co-Chairman
  In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                        Capacity                   Date
--------------------------  ----------------------------------  -------------
  /s/ Edmund Y. Sun         Co-Chairman of the Board and        June 30, 1999
---------------------------
      Edmund Y. Sun

  /s/ Young Sam Cho         Director                            June 30, 1999
---------------------------
      Young Sam Cho

  /s/ Philip B. Smith       Director                            June 30, 1999
---------------------------
      Philip B. Smith

  /s/ Ande Abbott           Director                            June 30, 1999
---------------------------
      Ande Abbott

  /s/ Doughas Watson        Director                            June 30, 1999
---------------------------
      Douglas Watson

  /s/ Michael Chen          Director                            June 30, 1999
---------------------------
      Michael Chen