Form 10QSB
period 1999-06-30
DIGITAL VIDEO SYSTEMS INC
filed 1999-08-02
CIK 1009395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-28472

DIGITAL VIDEO SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

                          Delaware                                                             77-0333728
(State or Other Jurisdiction of Incorporation or Organization)                       (I.R.S. Employer Identification No.)

280 Hope Street
Mountain View, CA 94041
(Address of principal executive offices, including zip code)

(650) 625-8200
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

The number of shares of Common Stock outstanding as of June 30, 1999, was 39,293,301.

Digital Video Systems, Inc.
FORM 10-Q
Index

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet- June 30, 1999

Condensed Consolidated Statements of Operations- Three months ended June 30, 1999 and 1998

Condensed Consolidated Statements of Cash Flows- Three months ended June 30, 1999 and 1998

Notes to Condensed Consolidated Financial Statements- June 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of the Proceeds

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I -- FINANCIAL INFORMATION

Item I. Financial Statements

Digital Video Systems, Inc.
Condensed Consolidated Balance Sheet
(in thousands)
(Unaudited)

                                                        June 30,
                                                          1999
                                                      ------------
Assets:
Current assets:
   Cash and cash equivalents.........................      $  321
   Restricted cash...................................          93
   Accounts receivable, net..........................       2,075
   Inventories.......................................       4,017
   Prepaid expenses and other current assets.........       1,760
                                                      ------------
      Total current assets                                  8,266

Property and equipment, net..........................       1,788
Intangible assets....................................       2,073
Other assets.........................................          29
                                                      ------------
                                                          $12,156
                                                      ============
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable..................................      $4,470
   Notes payable.....................................       2,135
   Accrued liabilities...............................       2,844
                                                      ------------
      Total current liabilities......................       9,449

Stockholders' equity:
Common stock.........................................           3
Additional paid-in capital...........................      70,467
Accumulated deficit..................................     (69,326)
Cumulative translation adjustments...................       1,563
                                                      ------------
      Total stockholders' equity                            2,707
                                                      ------------
                                                          $12,156
                                                      ============

      See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

                                                             Three Months Ended
                                                                   June 30,
                                                            --------------------
                                                                1999     1998
                                                            --------------------
Revenue:
  Product revenue................................            $6,321      $2,314
  Development and services revenue...............                 8          75
  Component revenue..............................                26          --
                                                            --------------------
    Total revenue................................             6,355       2,389

Cost of product revenue..........................             5,994       1,853
Cost of development and
 services revenue................................                 2           8
Cost of component revenue........................                37          --
                                                            --------------------
Gross margin.....................................               322         528
Operating expenses:
  Research and development.......................               658       1,780
  Sales and marketing............................               519         931
  General and administrative.....................               527       2,292
  Acquired in-process research
   and development...............................                63         500
                                                            --------------------
     Total operating expenses....................             1,767       5,503
                                                            --------------------
     Loss from operations........................            (1,445)     (4,975)

Interest expense.................................               (74)         --
Other income (expense), net......................               139          58
                                                            --------------------
Net loss.........................................           ($1,380)    ($4,917)
                                                            ====================

Basic and Diluted net loss per share.............            ($0.04)     ($0.34)
                                                            ====================
Shares used in the calculation of Basic
 and Diluted net loss per share .................            31,184      14,526
                                                            ====================

      See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements Of Cash Flows
(in thousands)
(Unaudited)

                                                             Three Months Ended
                                                                   June 30,
                                                            --------------------
                                                                1999     1998
                                                            --------------------
Cash flows from operating activities:
Net loss..............................................      ($1,380)    ($4,917)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization.....................          324         504
    Acquired in-process research and development......           63         500
    Loss on disposal of fixed assets..................           --          65
Changes in operating assets and liabilities:
    (Increase) decrease in restricted cash............           --      (1,650)
    Accounts receivable...............................       (1,314)       (135)
    Inventories.......................................        3,768         (87)
    Prepaid expenses and other current assets.........          261        (155)
    Accounts payable..................................         (970)      1,070
    Accrued liabilities...............................       (1,564)     (1,005)
                                                            --------------------
Net cash used in operating activities.................         (812)     (5,810)

Investing activities:
Acquisition of property and equipment.................         (116)       (178)
Sale of short-term cash investments...................           --       1,033
Other investing activities............................           51         (86)
                                                            --------------------
Net cash used in investing activities.................          (65)        769
                                                            --------------------
Financing activities:
Proceeds from short-term loan ........................           15       1,000
                                                            --------------------
Net cash provided by financing activities.............           15       1,000
                                                            --------------------
Net (decrease) in cash and cash equivalents...........         (862)     (4,041)
Cash and cash equivalents at beginning of period......        1,276       5,915
                                                            --------------------
Cash and cash equivalents at end of period............         $414      $1,874
                                                            ====================
Supplemental disclosure of non cash transaction:
Interest paid.........................................           74          --
Issurance of stock to Hyundai for acquisition
of DVD-ROM asset......................................          --       $3,500

      See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

Digital Video Systems, Inc. (the "Company") is a technology company specializing in Digital Versatile Disc (DVD) and other digital video technologies. The Company is currently focused on developing, manufacturing, and marketing DVD-based products (ROM Drives and Intelligent Loaders) for the computer and consumer product markets. Previously developed products from which the Company currently derives revenue include its Video CD Player, Video Engine (Kiosk), and Video-on-Demand video servers for commercial applications.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-KSB for the fiscal year ended March 31, 1999.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented. Operating results for the three-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending March 31, 2000.

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

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares during the periods, except those that are anti-dilutive. Basic and diluted net loss per share is calculated as follows (in thousands):

                                                Three Months Ended
                                                     June 30,
                                                ------------------
                                                  1999     1998
                                                ------------------
Net loss..................................      ($1,380)  ($4,917)
                                                ==================

Weighted average common shares
  outstanding(1)..........................       31,184    14,526
                                                ------------------
Shares used in computing Basic and Diluted
  net loss per share......................       31,184    14,526
                                                ==================

Basic and Diluted net loss per share......       ($0.04)   ($0.34)
                                                ==================

(1) Does not include 8,109,747 and 8,311,598 shares of escrow common stock for the three months ended June 30, 1999 and 1998, respectively.

For three months ended June 30, 1999 and 1998, respectively, 6,592,466 and 4,274,187 options and 18,450,000 and 18,489,955 of warrants were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive.

Note 3 - Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of fiscal year ended March 31, 2000 ("Fiscal 2000"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however is has no impact on the Company's net loss or stockholders' equity.

The components of comprehensive income, net of tax, are as follows (in thousands):

                                                Three Months Ended
                                                     June 30,
                                                ------------------
                                                  1999     1998
                                                ------------------
Net loss...................................     ($1,380)  ($4,917)
Cumulative foreign currency
  translation adjustments..................         (36)     (287)
Deferred Compensation......................          --       (72)
                                                ------------------
  Comprehensive income (loss)..............     ($1,416)  ($5,276)
                                                ==================

Accumulated other comprehensive loss presented on the accompanying consolidated condensed balance sheets consists of the cumulative foreign currency translation adjustments and deferred compensation.

Note 4 - Inventories

Inventories consisted of the following:

                                     June 30,
                                       1999
                                   ------------
Inventories:
   Raw materials                        $  843
   Work in process                         928
   Finished goods                        2,246
                                   ------------
                                        $4,017
                                   ============

Note 5 - Other Related Party Transactions

The Company has an outstanding receivable balance of $2.9 million as of December 31, 1998 with its former joint venture partner in the Peoples Republic of China ("China"). The Company, on behalf of the Panyu Joint Venture, retained a local CPA in China which performed an investigative audit in regard to certain transactions with its former joint venture partner and retained a Chinese Counsel to provide advices on how to recover payment from the outstanding balance and is currently investigating all available legal remedies. The balance, originally reserved on March 31, 1998 remained fully reserved at June 30, 1999, as there can be no assurance that any amounts will be recovered from its former joint venture partner.

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

Note 7 - Restricted Cash

As of June 30, 1999, the Company has approximately $93,000 of restricted bank deposits which represent guarantee deposits placed with banks for the maintenance checking accounts and for the equipment lease agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Act of 1995 that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, proposed sales of the Company's products, markets, and the development of the Company's products. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, the uncertainty of market acceptance of DVD-ROM, DVD Intelligent Loaders, DVD Players, Video CD players and other Company products, planned growth of the Company's operations, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, conducting business in foreign countries, such as China and South Korea, and the competitive market for the Company's products, and other factors described in Exhibit 99.1 to the Form 10-KSB, or in other documents the Company files from time to time with the Securities and Exchange Commission. A significant portion of the Company's revenue and net income is derived from interantional sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies, charges in local regulatory or economic condition could adversely effect operating results. The following discussion should be read in conjuction with the Consolidated Financial Statements and Notes thereto included herein the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 and the condensed consolidated financial statements and notes thereto included herein for the three months ended June 30, 1999.

The Company had substantial losses in the past, including $27 million and $21 million in the fiscal years 1998 and 1999, which ended at March 31, 1998 and 1999, respectively. Consequently, the Company's working capital has been in the negative position since late calendar year 1998. In order to fund its operations and growth, the Company is actively seeking additional investment and financing to meet those needs. Management's plan is to raise additional funds from new and existing investors, establish additional credit lines with financial institutions, and attain profitability in the near term. In addition, the management believes that a major portion of the funds required to fuel our growth will be supplied through the strategic alliance established in China. There can be no assurance that the Company will obtain such additional financing or reach profitability in the near term.

The Company's strategy is to focus on high-volume products based on the Company's DVD intellectual property portfolio, such as the DVD-ROM and DVD Intelligent Loader product lines, while providing adequate technical and marketing support for the currently marketed products. Marginal and unprofitable products and supporting overhead structures have been scaled down or eliminated. Non-essential and under utilized facilities have been either closed or where appropriate have been consolidated.

To expedite the turnaround, the current management team has instituted aggressive measures including (a) further reduced operating expenses by 41%, or $1.2 million, compared with the preceeding quarter which ended March 31, 1999, (b) increased the sales of DVD Intellegent Loaders, whose backlog at June 30, 1999 was approximately $15 million, (c) established strategic alliance in China which may provide us the ability to greatly expand production capacity at a lower cost of production, as well as the necessary working capital to fuel the growth of our DVD products.

The financial effect of this effort has been to increase by six-fold the identified current products "Ongoing" revenue to $6.4 million in the quarter, which ended at June 30, 1999 as compared to $1 million in the like quarter in 1998. In addition, operating expenses have been reduced 67% from the same quarter a year ago, with operating expenses for the three months ended June 30, 1999 of $1.8 million compared to $5.5 million for the three months ended June 30, 1998. (See Results of Operations pages 12-15).

Management believes that the following task are important for the Company to reach profitability and viability : (1) Increase revenues substantially with sustaining order input; (2) Reduce costs of current products through value engineering, volume procurement, and low production costs; and (3) Initiate production in China with strategic alliances to increase production capacity, reduce production costs and, most importantly, to obtain the necessary working capital to fuel the growth.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenues for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. See Consolidated Statements of Operations.

                                         Percent of Revenue
                                         ------------------
                                         Three Months Ended
                                              June 30,
                                         ------------------
                                           1999     1998
                                         ------------------
Revenues                                  100.0%   100.0%

Gross margin                                5.1%    22.1%
Research and development                   10.4%    74.5%
Sales and marketing                         8.2%    39.0%
General and administration                  8.3%    95.9%
Acquired in process R & D                   1.0%    20.9%
Operating loss                            -22.7%  -208.2%
Net loss                                  -21.7%  -205.8%

                                         Three months ended
                                              June 30,
                                         ------------------   %
                                         1999     1998     Change
                                       ---------------------------
Consolidated Revenue                    $6,355    $2,389     166%
             "Ongoing"                  $6,355    $1,005     532%
              Other                        0      $1,386       -

Total revenue increased $4 million or 166% for the three months ended June 30, 1999 compared with the three months ended June 30, 1998. Current products ("Ongoing") were $6.4 million and $1 million, respectively, an increase of 532% from the like quarter ending a year ago. Approximately 80% of the current quarter revenue was generated by the sale of DVD drives and loaders as compared to essentially no revenue in the like quarter a year ago.

Current backlog (as of June 30, 1999) released for shipment through September 30, 1999 is $15 million.

                                         Three months ended
                                              June 30,
                                         ------------------   %
                                         1999     1998     Change
                                       ---------------------------
      Gross margin                         $321     $528    -39.2%
      as a percentage of revenue            5.1%    22.1%

The decrease in the gross margin as a percentage of total revenue for the three-month period ended June 30, 1999 compared to the same period in the last fiscal year was due to the high initial cost of our DVD product coupled with downward pricing pressure on the initial product offerings. Imbalance in our inventory of the early models, coupled with a temporaty global over supply of DVD-ROM drives near the beginning of this fiscal year, resulted in a pressure to sell the drives at a lower margin. As the global supply and demand for the DVD-ROM drives returns to normal, and the percentage of the DVD Intelligent Loaders increases in our DVD product mix, the Company expects that its gross margin as a percentage of revenue will increase.

                                         Three months ended
                                              June 30,
                                         ------------------   %
                                         1999     1998     Change
                                       ---------------------------
      Research and Development           $658    $1,780     -63.0%
      as a percentage of revenue         10.4%     74.5%

Research and development expenses consist primarily of personnel and equipment prototype costs required for the Company's product development efforts. Research and development expenses decreased by $1.1 million or 63.0% during the three months ended June 30, 1999 compared with the same period in the prior fiscal year. The Company expects that the research and development expenses will increase as the revenue grows, to allow more resources for developing next generation DVD products.

                                         Three months ended
                                              June 30,
                                         ------------------   %
                                         1999     1998     Change
                                       ---------------------------
      Sales and Marketing                  $519    $931     -44.3%
      as a percentage of revenue            8.2%   39.0%

Sales and marketing expenses consist primarily of personnel and consulting costs involved in the selling process and in the marketing of the Company's products, sales commissions, and expenses of promotion activities. Sales and marketing expenses decreased $0.4 million, or 44.3% for the three month period ending June 30, 1999 compared with the same period in the previous fiscal year. For the near term the Company intends to maintain approximately the same level of spending on sales and marketing in terms of the percentage of revenue. As the Company's expected growth continues, the sales and marketing expenses in dollar terms are expected to increase.

                                         Three months ended
                                              June 30,
                                         ------------------   %
                                         1999     1998     Change
                                       ---------------------------
      General and Administrative         $527    $2,292     -77.0%
      as a percentage of revenue          8.3%     95.9%

General and administrative expenses consist of administrative salaries and benefits, insurance, facility, legal, accounting, investor relations and other business support costs. These expenses dramatically decreased $1.8 million, or 77% for the three-month period ending June 30, 1999 when compared to the same period from the previous fiscal year. The decrease was due to the Company's aggressive restructuring efforts. For the near term, the Company intends to maintain approximately the same level of spending on general and adminstrative expenses in terms of the percentage of revenue. As the Company's expected growth continues, these expenses in dollar terms are expected to increase.

                                         Three months ended
                                              June 30,
                                         ------------------   %
                                         1999     1998     Change
                                       ---------------------------
      Other income (expense)               $65      $58     12.1%
      as a percentage of revenue             1%     2.4%

The increase in other income for the three months period ended June 30, 1999 resulted from the settlement of certain accounts.

Liquidity And Capital Resources

As a result of the Company's significant operating losses in the past, the substantial funding consumed for acquisitions, and the significant liabilities carried over from prior operations, the Company's working capital has been in a negative position since late calendar year 1998. As of June 30, 1999, the Company had negative working capital of $1.2 million and cash, cash equivalents of $0.4 million, compared to working capital of $3.1 million including cash and cash equivalents, and short-term investments of $1.9 million at June 30, 1998. The shortage of working capital has made it difficult for the Company to meet all obligations on a timely basis.

The Company is actively seeking additional investments and financing to meet its liquidity needs. Management's plan to continue and expand the Company's operations include raising additional funds from new and existing investors, financial institutions, and attaining profitibility in the near term. Management believes that a significant portion of the funds required to fuel our growth will be supplied through our strategic alliance established in China.

Net cash used in operating activities was $0.8 million for the three months ended June 30, 1999 compared to $5.8 million for the three months ended June 30, 1998. Substantially all of the net cash used in operating activities in the three months ended June 30, 1999 represented the net loss of $1.4 million adjusted for non-cash charges for depreciation and amortization of $0.3 million and acquired in-process research and development of $0.06 million and net cash provided by decrease in inventories of $3.8 million, and decrease in prepaids and other current assets of $ 0.2 million, and net cash used to fund increased in accounts receivable of $1.3 million, decrease in accounts payable of $1 million, and accrued liabilities of $1.6 million. Substantially all of the net cash used in operating activities for the three months ended June 30, 1998 represented the net loss of $4.9 million adjusted for non-cash charges for deprecitaion and amortization of $0.5 million and acquired in-process research and development of $0.5 million and $1.7 million used to secure a letter of credit for the purchase of inventory in Asia.

Net cash used in investing activities was $0.07 million for the three months ended June 30, 1999 compared to $0.8 million provided by investing activities for the three months ended June 30, 1998. Substantially all of the cash used in investing activities for the three months ended June 30, 1999 consisted of the acquisition of property and equipment of $0.1 million. Net cash provided by investing activities for the three months ended June 30, 1998 included the sale of short-term investments of $1 million which was partially offset by the acquisition of property and equipment of $0.2 million.

Net cash provided by financing activities was minimal for the three months ended June 30, 1999 compared to $1 million for the three months ended June 30, 1998. The $1 million was from proceeds of notes from Dr. Edmund Sun, the Company's Chairman and Chief Technology Officer.

The above activities resulted in a decrease in cash and cash equivalents of $0.9 million for the three months ended June 30, 1999 compared to a decrease in cash and cash equivalents of $4.0 million for the three months ended June 30, 1998.

Year 2000

The Company is taking appropriate steps to ensure that its computer systems will properly recognize date sensitive information when the year changes to 2000 or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is in the process of evaluating its computer systems to identify those that could be affected by this issue.

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

The Company believes that, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or not completed in a timely manner, the Year 2000 issue could have material adverse impact on the operations of the Company. Additionally, the systems of other companies with which the Company does business may not address any Year 2000 problems on a timely basis, which could have an adverse affect on the Company's systems or or business transactions. As testing of Year 2000 functionality of the Company's systems must occur in a simulted environment, the Company will not be able to test full system Year 2000 interfaces and capabilities prior to Year 2000. The Company believes that its exposure on Year 2000 issues is not material to its business as a whole.

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

Item 6: Exhibits and Reports on Form 8-K

        (a)     Exhibits

                 Exhibit 27.1 - Financial Data Schedule

        (b)     Reports on Form 8-K

Form 8-K, dated June 30, 1999, changes in registrant's certifing accountant.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL VIDEO SYSTEMS, INC.

(Registrant)

Date: July 29, 1999

By:	/s/ Mali Kuo

Mali Kuo
Chief Executive Officer and Co-Chairman
(Chief Executive Officer)