Form 10QSB
period 1999-09-30
DIGITAL VIDEO SYSTEMS INC
filed 1999-11-15
CIK 1009395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-28472

DIGITAL VIDEO SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0333728
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

280 Hope Street
Mountain View, CA 94041
(Address of principal executive offices, including zip code)

(650) 625-8200
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

The number of shares of Common Stock outstanding as of September 30, 1999, was 5,619,615

Digital Video Systems, Inc.

FORM 10-Q

Index

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet-

September 30, 1999

Condensed Consolidated Statements of Operations-

Three months and six ended September 30, 1999 and 1998

Condensed Consolidated Statements of Cash Flows-

Six months ended September 30, 1999 and 1998

Notes to Condensed Consolidated Financial Statements-

September 30, 1999

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

Signatures

PART I -- FINANCIAL INFORMATION

Item I. Financial Statements

Digital Video Systems, Inc.
Condensed Consolidated Balance Sheet
(in thousands)
(Unaudited)

                                                       September 30,
                                                            1999
                                                       ------------
Assets:
Current assets:
   Cash and cash equivalents.........................       $3,233
   Restricted cash...................................           --
   Accounts receivable, net..........................        2,003
   Inventories.......................................        3,833
   Prepaid expenses and other current assets.........        2,529
   Notes receivable - Current                                1,150
                                                       ------------
      Total current assets                                  12,748

Property and equipment, net..........................        1,811
Investment in Shanghai...............................          163
Notes receivable - Non current.......................        2,000
Intangible assets....................................        1,994
Other assets.........................................           12
                                                       ------------
                                                           $18,728
                                                       ============

Liabilities and Stockholders' Equity:
Current liabilities:
   Accounts payable..................................        7,629
   Other payable.....................................        2,000
   Notes payable.....................................        2,134
   Accrued liabilities...............................        1,465
                                                       ------------
      Total current liabilities......................      $13,228

Stockholders' equity:
   Preferred Stock...................................           --
   Common stock......................................            3
   Additional paid-in capital........................       70,477
   Accumulated deficit...............................      (66,259)
   Cumulative translation adjustments................        1,279
   Deferred compensation.............................           --
                                                       ------------
      Total stockholders' equity                             5,500
                                                       ------------
Total Liabilities and Stockholders' equity:..........       18,728
                                                       ============

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

                                         Three Months Ended  Six Months Ended
                                           September 30,       September 30,
                                        ------------------- -------------------
                                           1999      1998      1999      1998
                                        --------- --------- --------- ---------
Revenue:
  Product revenue....................... $15,605    $3,083   $21,926    $5,397
  Development and services revenue......      49       260        57       335
  Component revenue.....................      77       133       103       133
                                        --------- --------- --------- ---------
    Total revenue.......................  15,731     3,476    22,086     5,865

Cost of product revenue.................  13,996     2,651    19,990     4,504
Cost of development and
 services revenue.......................       2        12         4        20
Cost of component revenue...............       8       143        45       143
                                        --------- --------- --------- ---------
Gross margin............................   1,725       670     2,047     1,198
Operating expenses:
  Research and development..............     475     1,911     1,133     3,691
  Sales and marketing...................     500       738     1,019     1,669
  General and administrative............     661     2,161     1,188     4,453
  Acquired in-process research
   and development......................      62        --       125       500
                                        --------- --------- --------- ---------
     Total operating expenses...........   1,698     4,810     3,465    10,313
                                        --------- --------- --------- ---------
     Income (Loss) from operations......      27    (4,140)   (1,418)   (9,115)
Interest expense.......... .............      58       --        (16)      --
Other income (expense), net.............   2,981       (24)    3,120        34
                                        --------- --------- --------- ---------
Net Income (loss).......................  $3,066   ($4,164)   $1,686   ($9,081)
                                        ========= ========= ========= =========
Basic & Diluted net income (loss)
    per share...........................   $0.69    ($0.26)    $0.09    ($0.60)
                                        ========= ========= ========= =========
Shares used in the calculation of Basic
 and Diluted net loss per share ........   4,460    15,866    17,822    15,196
                                        ========= ========= ========= =========

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements Of Cash Flows
(in thousands)
(Unaudited)

                                                          Six Months Ended
                                                             September 30,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
Cash flows from operating activities:
Net Income (loss).....................................      $1,687     ($9,083)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization.....................         377       1,038
    Purchased in-process research and development.....         125         500
    (Gain)Loss on disposal of fixed assets............          --         117
Changes in operating assets and liabilities:
    (Increase)decrease in restricted cash.............          --        (751)
    Accounts receivable...............................      (1,241)        302
    Inventories.......................................       3,953        (193)
    Prepaid expenses and other current assets.........        (493)       (227)
    Accounts payable..................................       4,189         965
    Accrued liabilities...............................      (2,943)       (451)
    Cumulative translation............................        (321)          0
                                                         ----------  ----------
Net cash provided by (used in) operating activities...       5,333      (7,783)
                                                         ----------  ----------
Investing activities:
Acquisition of property and equipment.................        (205)       (865)
Sale of short-term cash investments...................          --       1,033
Investment in Shanghai................................        (163)
Other investing activities............................          --         392
                                                         ----------  ----------
Net cash (used in) provided by investing activities...        (368)        560
                                                         ----------  ----------
Financing activities:
Issuance of common stock..............................           8       1,316
Proceeds from intangible assets.......................         120          --
Proceeds from short-term loan ........................          14       1,000
Repayment of short-term loan .........................          --      (1,000)
Issuance of notes receivable..........................      (3,150)          0
                                                         ----------  ----------
Net cash (used in) provided in financing activities...      (3,008)      1,316
                                                         ----------  ----------
Net increase (decrease) in cash and cash equivalents..       1,957      (5,907)
Cash and cash equivalents at beginning of period......       1,276       5,915
                                                         ----------  ----------
Cash and cash equivalents at end of period............      $3,233          $8
                                                         ==========  ==========
Supplemental disclosure of non cash transaction:
  Interest paid.......................................        $132      $  --
  Issurance of stock to Hyundai for acquisition
   of DVD-ROM asset...................................      $  --       $3,500

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

Digital Video Systems, Inc. (the "Company") is a technology company specializing in Digital Versatile Disc (DVD) and other digital video technologies. The Company is currently focused on developing, manufacturing, and marketing DVD-based products (such as DVD-ROM Drives and DVD Loaders) for the computer and consumer product markets. Previously developed products from which the Company currently derives revenue include its Video CD Player, Video Engine (Kiosk), and Video-on-Demand video servers for commercial applications..

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending March 31, 2000.

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

Note 2 - Net Income (Loss) Per Share

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

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares during the periods, except those that are anti-dilutive. Basic and diluted net loss per share is calculated as follows (in thousands):

                                         Three Months Ended
                                           September 30,
                                        -------------------
                                           1999      1998
                                        --------- ---------
Net income (loss)....................     $3,066   ($4,164)
                                        ========= =========

Weighted average common shares
  outstanding(1).....................      4,460    15,866
                                        --------- ---------
Shares used in computing Basic
  and Diluted net income (loss) per
  share..............................      4,460    15,866
                                        ========= =========
Basic and Diluted net income (loss)
  per share..............................  $0.69    ($0.26)
                                        ========= =========

(1) Does not include 1,158,535 and 1,187,371 shares of escrow common stock for the three months ended September 30, 1999 and 1998, respectively.

For three months ended September 30, 1999 and 1998, respectively, 928,982 and 647,544 options and 18,450,000 and 18,450,000 of warrants (pre reverse split) were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive.

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

The components of comprehensive income, net of tax, are as follows (in thousands):

                                         Three Months Ended
                                           September 30,
                                        -------------------
                                           1999      1998
                                        --------- ---------
Net Income (loss).......................  $3,066   ($4,164)

Cumulative foreign currency
  translation adjustments...............    (319)
Deferred Compensation...................       0
                                        --------- ---------
  Comprehensive income (loss)...........  $2,747   ($4,164)
                                        ========= =========

Accumulated other comprehensive loss presented on the accompanying consolidated condensed balance sheets consists of the cumulative foreign currency translation adjustments and deferred compensation.

Note 4 - Inventories

Inventories consisted of the following

                                         September 30,
                                             1999
                                         ------------
     Inventories:
        Raw materials................           $172
        Work in process..............          1,054
        Finished goods...............          2,607
                                         ------------
                                              $3,833
                                         ============

Note 5 - Other Related Party Transactions

On September 30, 1999, The Company entered into an Asset Purchase and Option Agreement (the Agreement") with Oregon Power Lending Institution, an Oregon corporation ("OPLI"). Pursuant to the Agreement, the Company sold the assets used in its "DV Business" which is comprised of the Ad Insertion business segment and the Video on Demand business segment. The assets included the tangible personal property used in the DV business, including all fixed assets, inventory and equipment used in the DV Business, the Company's right to operate the DV Business, all books and records of the Company which relate to the DV Business, all of the Company's patents and other intellectual property relating to the DV Business, and all goodwill related to the DV Business (as more fully described in the Agreement, the "Purchase Assets"). Certain assets described in the Agreement, including outstanding accounts receivable related to the DV Business, were excluded from the transaction.

The purchase price for the Purchased Assets and for the Option (described below) was $3,450,000. The purchase price was paid by delivery of a promissory note in the principal amounts of the purchase price (the "Note"). Principal on the Note is payable in 36 equal monthly installments commencing on October 31, 1999. The unpaid principal balance of the Note bears interest at an annual rate of 7%. The Note is secured by a first priority security interest in favor of the Company in the Purchased Assets and a first priority pledge in favor of the Company of 862,500 shares of Common Stock of the Company owned by OPLI.

Pursuant to the terms of the Agreements, OPLI has the option (the "Option") to acquire 212,000 shares (the "Option Shares") of the common stock of DVS Korea Ltd., a corporation organized under the laws of the Republic of Korea and a wholly owned subsidiary of the Company ("DVS Korea"). The Option Shares constitute 20% of the issued and outstanding shares of capital stock of DVS Korea. The option is exercisable in whole or in part, for an aggregate exercise price of $500,000, payable in cash upon exercise of the Option. The Option may be exercised only after the date the Company has received $958,734 in payments of principal and interest under the Note.

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

Note 7 - Change in useful life of intangible assets acquired from Hyundai in June 1998.

The intellectual property acquired has enabled the Company to gain rapid acceptance for the current product offerings. This acceptance is best evidenced by the rapid growth enjoyed (current annual rate in excess of $80 million). This digital technology portfolio acquired will provide many future product developments for the coming years and coupled with our market penetration to date we now estimate a 15 year useful life, as compared to the original estimate of three years made in June, 1998. The resulting effect of this change in the current and future quarters is a reduction in amortization of approximately $173,000 per quarter from $200,001 in prior quarters to $ 26,511 in this and in future quarters.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations

This document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Act of 1995 that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, proposed sales of the Company's products, markets, and the development of the Company's products. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, the uncertainty of market acceptance of DVD-ROM drives, DVD loaders, DVD players, Video CD players and other Company products, planned growth of the Company's operations, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, conducting business in foreign countries, such as China and South Korea, and the competitive market for the Company's products, and other factors described in Exhibit 99.1 to the Form 10- KSB, or in other documents the Company files from time to time with the Securities and Exchange Commission. A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies, charges in local regulatory or economic condition could adversely effect operating results. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 and the condensed consolidated financial statements and notes thereto included herein for the three months ended June 30, 1999.

The Company had substantial losses in the past, including $27 million and $21 million in the fiscal years 1998 and 1999, which ended at March 31, 1998 and 1999, respectively. Consequently, the Company's working capital has been in the negative position since late calendar year 1998. In order to fund its operations and growth, the Company has been active in seeking additional investment and financing to meet those needs, as reported previously. Management's plan is to raise additional funds from new and existing investors (see note 5), establish additional credit lines with financial institutions, form strategic alliance with partners who can assist in providing DVS with additional sources of funds, and continue its current and improving profitability.

The Company continues to focus on high-volume products based upon its DVD intellectual property portfolio. Initial offering of DVD-ROM drives and DVD loaders have gained acceptance in the marketplace and are fueling the rapid growth of the Company and also establishing an entryway for future product offerings.

Sales have grown rapidly and revenues in this quarter ending September 30, 1999 increased to $15.7 million as compared to the prior quarter ending June 30,1999 of $6.4 million and the quarter ending September 30,1998, a year ago, of"ongoing revenues" of $2.1 million. This is an increase of nearly two and one-half times our 1st quarter ending June 30,1999 and eight times our quarter ending September 30, a year ago. The company has received orders for delivery in the quarter ending December 31, 1999 in excess of $19 million. This will allow us to increase the quarterly revenue by more than 21%.

Gross margins continue to improve reflecting our increasing procurement volumes coupled with value engineering directed by the management in our Korean subsidiary. Pilot production in Shanghai is scheduled to begin at the end of November 1999.

Operating expenses, worldwide, continue under tight control with no increases of any significance in spite of the rapid growth we are experiencing. Total operating expenses in this quarter ending September 30, 1999 of $1.7 million are about one third of what they were a year ago ($4.8 million) in the quarter ending September 30, 1998.

                                  Three Months Ended
                                    September 30,
                                  ------------------
                                   1999        1998       % Change
                                 --------    --------     --------
                     Revenues ... $15.7m      $3.5m        349%
            Operating expense ... $ 1.7m      $4.8m        -65%
           Percent of revenue ...  10.8%      137.1%       ----

The results of this effort of the past year and particularly during the past six months has been to report, in this quarter, operating profits for the first time since the Company went public in 1996.

                                  Three Months Ended
                                      September 30,
                                  ---------------------
                                   1999           1998
                                  -------       --------
Operating Income/(Loss)             $28         ($4,140)

In summary we are meeting our objectives as shared in our last report:

    Revenues substantially up and with sustaining order input.
    Manufacturing costs being reduced
    China initiative moving forward
    Operating profits for the first time

The outlook for the quarter ending December 31, 1999 is positive and we expect major increases in revenue and profitability.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 1999

COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenues for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. See Consolidated Statements of Operations.

                                        Percent of Revenue
                                        -------------------
                                        Three Months Ended
                                           September 30,
                                        -------------------
                                           1999      1998
                                        --------- ---------

Revenues                                   100.0%    100.0%

Gross margin                                11.0%     19.3%
Research and development                     3.0%     55.0%
Sales and marketing                          3.2%     21.2%
General and administration                   4.2%     62.2%
Acquired in process R & D                    0.4%      0.0%
Operating income/(loss)                      0.2%   -119.1%
Net income/(loss)                           19.5%   -119.8%

                                          Three months ended
                                           September 30,
                                        -------------------     %
                                           1999      1998    Change
                                        --------- --------- ---------
Consolidated Revenue                     $15,731    $3,476     352.6%
  "Ongoing"                              $15,731    $2,078   64800.0%
   Other                                      $0    $1,398       --

Total revenue increased by $12.2 million or 353% for the three months ended September 30, 1999 compared with the three months ended September 30, 1998. Current products ("Ongoing") were $15.7 million and $2.1 million, respectively, increased by 657% from the like quarter ending a year ago. Approximately 90% of the current quarter revenue was generated by the sale of DVD drives and loaders as compared to 7% of revenue in the like quarter a year ago.

Orders received for shipment through December 31, 1999 were in excess of $19 million.

                                          Three months ended
                                           September 30,
                                        -------------------     %
                                           1999      1998    Change
                                        --------- --------- ---------
      Gross margin                        $1,725      $670     157.5%
      as a percentage of revenue            11.0%     19.3%

Gross margin as a percentage of revenue showed significant improvement from our previous quarter ending June 30, 1999 at 5.9%, to the current quarter ending September 30, 1999 of 11%. The decrease of margins from the quarter ending September 30, 1998 reflects the fact that our mix has changed essentially to high volume products where margins tend to be less as a percentage of revenue than those customized low volume products of the previous year.

Gross margin as a percentage of revenue is continuing to increase.

                                         Three months ended
                                           September 30,
                                        -------------------     %
                                           1999      1998    Change
                                        --------- --------- ---------
      Research and Development              $475    $1,911     -75.1%
      as a percentage of revenue             3.0%     55.0%

Research and development expenses consist primarily of personnel and equipment prototype costs required for the Company's product development efforts in Korea. Research and development expenses decreased by $1.4 million or 76% during the three months ended September 30, 1999 compared with the same period in the prior fiscal year. The Company expects that the research and development expenses will increase as the revenue grows, to allow more resources for developing next generation DVD products, as well as other technologies.

                                          Three months ended
                                           September 30,
                                        -------------------     %
                                           1999      1998    Change
                                        --------- --------- ---------
      Sales and Marketing                   $500      $738     -32.2%
      as a percentage of revenue             3.2%     21.2%

Sales and marketing expenses consist primarily of personnel and consulting costs involved in the selling process and in the marketing of the Company's products, sales commissions, and expenses of promotion activities. Sales and marketing expenses decreased $0.2 million, or 32.2% for the three month period ending September 30, 1999 compared with the same period in the previous fiscal year. For the near term the Company intends to maintain approximately the same level of spending on sales and marketing in terms of the percentage of revenue. As the Company's expected growth continues, the sales and marketing expenses in dollar terms are expected to increase.

                                          Three months ended
                                           September 30,
                                        -------------------     %
                                           1999      1998    Change
                                        --------- --------- ---------
      General and Administrative            $661    $2,161     -69.4%
      as a percentage of revenue             4.2%     62.2%

General and administrative expenses consist of administrative salaries and benefits, insurance, facility, legal, accounting, investor relations and other business support costs. These expenses significantly decreased by $1.5 million, or 69%, for the three-month period ending September 30, 1999 when compared to the same period from the previous fiscal year. The decrease was due to the Company's aggressive restructuring efforts. For the near term, the Company intends to maintain approximately the same level of spending on general and administrative expenses in terms of the percentage of revenue. As the Company's expected growth continues, these expenses in dollar terms are expected to increase.

                                          Three months ended
                                           September 30,
                                        -------------------     %
                                           1999      1998    Change
                                        --------- --------- ---------
      Other income (expense)              $2,981      ($24) -12520.8%
      as a percentage of revenue            18.9%     -0.7%

The increase in other income for the three months period ended September 30, 1999 resulted from the

Sale of assets as described in note 5.

Liquidity And Capital Resources

As a result of the Company's significant operating losses in the past, the substantial funding consumed for acquisitions, and the significant liabilities carried over from prior operations, the Company's working capital has been in a negative position since late calendar year 1998. The shortage of working capital has made it difficult for the Company to meet all obligations on a timely basis. The Company has received $6.5 million in cash from OPLI to fuel the operational growth and pay off part of the liabilities incurred in the past. As of September 30, 1999, the Company had negative working capital of $0.8 million with cash, cash equivalents of $3.2 million, compared to working capital of $0.7 million with nearly no cash and cash equivalents at September 30, 1998.

The Company has been actively seeking additional investments and financing to meet its liquidity needs. Management's plan to continue and expand the Company's operations include raising additional funds from new and existing investors (see note 5), financial institutions, strategic alliances, and maintaining and improving profitability.

Net cash provided by operating activities was $5.3 million for the six months ended September 30, 1999,

compared to $7.8 million net cash used for the six months ended September 30, 1998. Substantially all of the net cash provided by operating activities in the six months ended September 30, 1999 represented the net income of $1.7 million adjusted for non-cash charges for depreciation and amortization of $0.4 million and acquired in-process research and development of $0.12 million and net cash provided by decrease in inventories of $4 million, and increase in accounts payable of $4 million, and net cash used to fund increased in accounts receivable of $1.2 million, decrease in prepaid and other current assets of $1 million, and accrued liabilities of $3 million. Substantially all of the net cash used in operating activities for the six months ended September 30, 1998 represented the net loss of $9 million adjusted for non-cash charges for depreciation and amortization of $1 million and acquired in-process research and development of $0.5 million and $1.7 million used to secure a letter of credit for the purchase of inventory in Asia.

Net cash used in investing activities was $0.4 million for the six months ended September 30, 1999 compared to $0.6 million provided by investing activities for the six months ended September 30, 1998. Substantially all of the cash used in investing activities for the six months ended September 30, 1999 consisted of the acquisition of property and equipment of $0.2 million and investment in Shanghai of $0.2 million. Net cash provided by investing activities for the six months ended September 30, 1998 included the sale of short-term investments of $1 million which was partially offset by the acquisition of property and equipment of $0.2 million.

Net cash used in financing activities for the six months ended September 30, 1999 was $3 million compared to $1 million net cash provided by for the six months ended September 30, 1998. The cash used in financing activities was the issuance of note receivables disclosed in note 5. The above activities resulted in an increase in cash and cash equivalents of $2 million for the six months ended September 30, 1999 compared to a decrease in cash and cash equivalents of $6.0 million for the six months ended September 30, 1998.

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

Corporate Systems. The Company has begun an assessment of its computer systems and software and will modify or replace portions of its software so that its operating systems will function properly with respect to dates in the Year 2000 and thereafter. The Company will evaluate system interfaces with third- party systems, such as those of key suppliers, distributors and financial institutions, for Year 2000 functionality. The Company estimates that replacement of internal hardware and software systems could approach $100,000.

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

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 27.1 - Financial Data Schedule

(b) Reports on Form 8-K

Form 8-K, dated June 30, 1999, changes in registrant's certifying accountant.

Form 8-K, dated July 1, 1999, changes in registrant's certifying accountant, amended.

Form 8-K, dated August 20, 1999, financial statements and exhibits, letter from Ernst & Young.

Form 8-K, dated August 24, 1999, changes in registrant's certifying accountant, amended.

Form 8-K, dated October 15, 1999, acquisition or disposition of assets.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL VIDEO SYSTEMS, INC.

(Registrant)

Date: September 30, 1999 By: /s/ Mali Kuo

Mali Kuo

Chief Executive Officer and

Co-Chairman

(Chief Executive Officer)