Form 10QSB/A
period 1999-09-30
DIGITAL VIDEO SYSTEMS INC
filed 1999-11-17
CIK 1009395

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

Condensed Consolidated Statements of Operations- Three and Six months ended September 30, 1999 and 1998

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

Date: November 16, 1999

By:	/s/ Mali Kuo

Mali Kuo
Chief Executive Officer and Co-Chairman
(Chief Executive Officer)