Form 10QSB
period 1999-12-31
DIGITAL VIDEO SYSTEMS INC
filed 2000-02-15
CIK 1009395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

The number of shares of Common Stock outstanding as of December 31, 1999, was 5,626,869

Digital Video Systems, Inc.

FORM 10-Q

Index

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet- December 31, 1999

Condensed Consolidated Statements of Operations- Three months and six ended December 31, 1999 and 1998

Condensed Consolidated Statements of Cash Flows- Six months ended December 31, 1999 and 1998

Notes to Condensed Consolidated Financial Statements- December 31, 1999

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

Signatures

PART I -- FINANCIAL INFORMATION

Item I. Financial Statements

Digital Video Systems, Inc.
Condensed Consolidated Balance Sheet
(in thousands)
(Unaudited)

                                                       December 31,
                                                            1999
                                                       ------------
Assets:
Current assets:
   Cash and cash equivalents.........................       $4,169
   Accounts receivable, net..........................        1,337
   Inventories.......................................        7,754
   Prepaid expenses and other current assets.........        1,829
                                                       ------------
      Total current assets                                  15,089

Property and equipment, net..........................        2,139
Investment in Shanghai...............................          204
Notes receivable - Non current.......................        1,782
Intangible assets....................................        1,905
Other assets.........................................          824
                                                       ------------
                                                           $21,943
                                                       ============

Liabilities and Stockholders' Equity:
Current liabilities:
   Accounts payable..................................       $6,942
   Other payable.....................................        1,012
   Notes payable.....................................        4,877
   Accrued liabilities...............................        1,945
                                                       ------------
      Total current liabilities......................       14,776

Stockholders' equity:
   Preferred Stock...................................           --
   Common stock......................................            3
   Additional paid-in capital........................       70,477
   Accumulated deficit...............................      (65,328)
   Cumulative translation adjustments................        2,015
                                                       ------------
      Total stockholders' equity                             7,167
                                                       ------------
Total Liabilities and Stockholders' equity:..........      $21,943
                                                       ============

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

                                         Three Months Ended  Nine Months Ended
                                           December 31,        December 31,
                                        ------------------- -------------------
                                           1999      1998      1999      1998
                                        --------- --------- --------- ---------
Revenue:
  Product revenue....................... $23,292    $4,927   $45,218   $10,324
  Development and services revenue......     187        66       244       401
  Component revenue.....................       2       189       105       322
                                        --------- --------- --------- ---------
    Total revenue.......................  23,481     5,182    45,567    11,047

Cost of product revenue.................  19,703     4,468    39,693     8,972
Cost of development and
 services revenue.......................     116        --       120        20
Cost of component revenue...............      13       122        58       265
                                        --------- --------- --------- ---------
Gross margin............................   3,649       592     5,696     1,790
Operating expenses:
  Research and development..............     572     1,378     1,705     5,069
  Sales and marketing...................     633       650     1,652     2,319
  General and administrative............   1,676     1,525     2,864     5,978
  Acquired in-process research
   and development......................      --       --        125       500
                                        --------- --------- --------- ---------
     Total operating expenses...........   2,881     3,553     6,346    13,866
                                        --------- --------- --------- ---------
     Income (loss) from operation.......     768    (2,961)     (650)  (12,076)
Other income (expense), net.............     165      (744)    3,269      (710)
                                        --------- --------- --------- ---------
Net income (loss).......................    $933   ($3,705)   $2,619  ($12,786)
                                        ========= ========= ========= =========

Basic and Diluted net loss per share....   $0.21    ($1.54)    $0.20    ($0.84)
                                        ========= ========= ========= =========
Shares used in the calculation of Basic
 and Diluted net loss per share ........   4,468     2,410    13,371    15,196
                                        ========= ========= ========= =========

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements Of Cash Flows
(in thousands)
(Unaudited)

                                                            Nine Months Ended
                                                             December 31,
                                                         ----------------------
                                                         1999        1998
                                                         ----------  ----------
Cash flows from operating activities:
Net Income (loss).....................................      $2,619    ($12,786)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization.....................         629         859
    Purchased in-process research and development.....         125         500
    (Gain)Loss on disposal of fixed assets............          --      (1,104)
Changes in operating assets and liabilities:
    (Increase)decrease in restricted cash.............          --        (751)
    Accounts receivable...............................        (576)        198
    Inventories.......................................          31      (1,096)
    Prepaid expenses and other current assets.........        (605)       (761)
    Accounts payable..................................       1,502       3,848
    Accrued liabilities...............................      (1,451)      1,247
    Cumulative translation............................         416          --
                                                         ----------  ----------
Net cash provided by (used in) operating activities...       2,690      (9,846)
                                                         ----------  ----------
Investing activities:
Acquisition of property and equipment.................        (695)       (460)
Sale of short-term cash investments...................          --       1,033
Investment in Shanghai................................        (204)         --
Other investing activities............................          --         405
                                                         ----------  ----------
Net cash (used in) provided by investing activities...        (899)        978
                                                         ----------  ----------
Financing activities:
Issuance of preferred stock...........................          (1)      2,000
Issuance of common stock..............................          --       1,403
Proceeds from intangible assets.......................           9          --
Proceeds from short-term loan ........................       2,757       2,500
Repayment of short-term loan .........................          --      (1,000)
Issuance of notes receivable..........................      (1,662)         --
                                                         ----------  ----------
Net cash (used in) provided in financing activities...       1,103       4,903
                                                         ----------  ----------
Net increase (decrease) in cash and cash equivalents..       2,894      (3,965)
Cash and cash equivalents at beginning of period......       1,276       5,915
                                                         ----------  ----------
Cash and cash equivalents at end of period............      $4,170      $1,950
                                                         ==========  ==========
Supplemental disclosure of non cash transaction:
  Interest paid.......................................        $253      $  --
  Issurance of stock to Hyundai for acquisition
   of DVD-ROM asset...................................      $  --       $3,500

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

Digital Video Systems, Inc. (the "Company") is a technology company specializing in Digital Versatile Disc (DVD) and other digital video technologies. The Company is currently focused on developing, manufacturing, and marketing DVD-based products (such as DVD-ROM Drives and DVD Loaders) for the computer and consumer product markets. Previously developed products from which the Company currently derives small revenue include its Video CD Player, Video Engine (Kiosk), and Video-on-Demand video servers for commercial applications.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented. Operating results for the three-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending March 31, 2000.

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

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares during the periods, except those that are anti-dilutive. Basic and diluted net loss per share is calculated as follows (in thousands):

                                         Three Months Ended
                                           December 31,
                                        -------------------
                                           1999      1998
                                        --------- ---------
Net income (loss)....................       $933   ($3,705)
                                        ========= =========

Weighted average common shares
  outstanding(1)(2)..................      4,468     2,410
                                        --------- ---------
Shares used in computing Basic
  and Diluted net income (loss) per
  share..............................      4,468     2,410
                                        ========= =========
Basic and Diluted net income (loss)
  per share.                               $0.21    ($1.54)
                                        ========= =========

(1) Does not include 1,158,535 and 1,183,979 shares of escrow common stock for the three months ended December 31, 1999 and 1998, respectively.

(2) Shares shown reflect the reverse split of 1:7 of August 1999.

For three months ended December 31, 1999 and 1998, respectively, 928,982 and 610,598 options and 18,450,000 and 18,450,000 of warrants (pre reverse split) were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive.

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

The components of comprehensive income, net of tax, are as follows (in thousands):

                                         Three Months Ended
                                           December 31,
                                        -------------------
                                           1999      1998
                                        --------- ---------
Net Income (loss).......................    $933   ($3,705)

Cumulative foreign currency
  translation adjustments...............     736       (66)
Deferred Compensation...................      --       (65)
                                        --------- ---------
  Comprehensive income (loss)...........  $1,669   ($3,836)
                                        ========= =========

Accumulated other comprehensive loss presented on the accompanying consolidated condensed balance sheets consists of the cumulative foreign currency translation adjustments and deferred compensation.

Note 4 - Inventories

Inventories consisted of the following

                                         December 31,
                                             1999
                                         ------------
     Inventories:
        Raw materials................           $187
        Work in process..............          1,264
        Finished goods...............          6,303
                                         ------------
                                              $7,754
                                         ============

Note 5 - Other Related Party Transactions

On October 15, 1999 Dr. Edmund Sun, the Company's Co-Chairman, advanced The Company $530,000. The amount is to be repaid April 15, 2000 with interest at 6%.

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

The intellectual property acquired has enabled the Company to gain rapid acceptance for the current product offerings. This acceptance is best evidenced by the rapid growth enjoyed (current annual rate in excess of $80 million). This digital technology portfolio acquired will provide many future product developments for the coming years and coupled with our market penetration to date we now estimate a 15 year useful life, as compared to the original estimate of three years made in June, 1998. The resulting effect of this change in this current and previous quarter is a reduction in amortization of approximately $173,000 per quarter from $200,001 in prior quarters to $ 26,511 in this and in future quarters.

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

For the first time since October 1998, the Company is reporting a positive working capital position of $312,000 at December 31, 1999. With our operations now profitable and with credit lines of more than $20 million established with banks, the Company believes that it is financially able for its current operations. In anticipation of the rapid growth in the coming fiscal year, the Company has been active in securing additional credit lines and other sources of funds to meet its growth plans.

The Company continues to focus on high-volume products based upon its DVD intellectual property portfolio. Initial offering of DVD-ROM drives and DVD loaders have gained acceptance in the marketplace and are fueling the rapid growth of the Company and also establishing an entryway for future product offerings.

Sales have grown rapidly and revenues in this quarter, ending December 31, 1999, increased to $23.3 million as compared to the prior quarter ending September 30,1999 of $15.6 million and the quarter ending December 31,1998, a year ago, of"ongoing revenues" of $4.4 million. This is an increase of nearly 51% over our second quarter ending September 30,1999 and nearly six times our quarter ending December 31, a year ago.

Gross margins continue to improve (running at 16% in the third quarter ending December 31, 1999 versus 11% in the second quarter ending September 30, 1999) reflecting our increasing procurement volumes coupled with effective value engineering. Initial deliveries of our latest low cost DVD loader/drive designs, which will also be produced in China, are forecasted to begin in late March 2000.

Operating expenses, worldwide, continue under tight control with operating expenses in this quarter ending December 31, 1999 of $2.8 million and are about 75% of what they were a year ago ($3.6 million) in the quarter ending December 31, 1998.

Spending is up from the previous quarter by about $1.1 million reflecting the infrastructure required to support our annualized revenue of over $90 million and, as discussed later, to cover the one-time charges required to support the China initiative and to establish distribution of DVD products in Europe.

                                          Three months ended
                                           December 31,
                                        -------------------     %
                                           1999      1998    Change
                                        --------- --------- ---------
  Revenue                                $23,481    $5,182     353.1%
  Operating expense                       $2,881    $3,553     -18.9%
  Percent of revenue                        12.3%     68.6%      --

In summary we are meeting our objectives as shared in previous reports:

  Revenues substantially up and with sustaining order input.
  Manufacturing costs being reduced
  China initiative moving forward
  Operating profits continue

The outlook for the fourth quarter ending March 31, 1999 is positive and continues to meet our expectations. Consistent with the seasonal pattern and given the factors of scaled-down production of DVD-ROM drive and more staff to ramp up the operations in China, we expect revenues to be at approximately $17 million with earnings at about $0.13 to 0.15 per share in the fourth quarter.

New management has been put into place at our Korean subsidiary, bringing us operational skills in high volume operations combined with the necessary planning and financial controls to take our subsidiary to the next higher level of volume and profitability. The new president of DVS Korea, Mr. Byung Hung Lee, has held senior executive positions with both Samsung and Hyundai Groups and is highly regarded in the Korean electronics industry.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenues for the three months ended December 31, 1999 compared to the three months ended December 31, 1998. See Consolidated Statements of Operations.

                                          Percent of Revenue  Percent of Revenue
                                        ------------------- -------------------
                                         Three Months Ended  Nine Months Ended
                                           December 31,        December 31,
                                        ------------------- -------------------
                                           1999      1998      1999      1998
                                        --------- --------- --------- ---------

Revenues                                   100.0%    100.0%    100.0%    100.0%

Gross margin                                15.5%     11.4%     12.5%     16.2%
Research and development                     2.4%     26.6%      3.7%     45.9%
Sales and marketing                          2.7%     12.5%      3.6%     21.0%
General and administration                   7.1%     29.4%      6.3%     54.1%
Acquired in process R & D                    0.0%      0.0%      0.3%      4.5%
Operating income (loss)                      3.3%    -57.1%     -1.4%   -109.3%
Net income (loss)                            4.0%    -71.5%      5.7%   -115.7%

                                          Three months ended
                                           December 31,
                                        -------------------     %
                                           1999      1998    Change
                                        --------- --------- ---------
Consolidated Revenue                     $23,481    $5,182     353.1%
  "Ongoing"                              $23,481    $4,393     434.5%
   Other                                 $   --     $789        --

Total revenue increased by $18.3 million or 353% for the three months ended December 31, 1999 compared with the three months ended December 31, 1998. Current products ("Ongoing") were $23.5 million and $4.4 million, respectively and increased by 434% from the like quarter ending a year ago. Approximately 93% of the current quarter revenue was generated by the sale of DVD drives and loaders as compared to 60% of revenue in the like quarter a year ago.

                                          Three months ended
                                           December 31,
                                        -------------------     %
                                           1999      1998    Change
                                        --------- --------- ---------
      Gross margin                        $3,649      $592     516.4%
      as a percentage of revenue            15.5%     11.4%

Gross margin as a percentage of revenue showed significant improvement from our previous quarter ending September 30, 1999 at 11%, to the current quarter ending December 31, 1999 of 16%.

                                         Three months ended
                                           December 31,
                                        -------------------     %
                                           1999      1998    Change
                                        --------- --------- ---------
      Research and Development              $572    $1,378     -58.5%
      as a percentage of revenue             2.4%     26.6%

Research and development expenses consist primarily of personnel and equipment prototype costs required for the Company's product development efforts in Korea. Research and development expenses decreased by $.8 million or 58% during the three months ended December 31, 1999 compared with the same period in the prior fiscal year. The Company expects that the research and development expenses will increase as the revenue grows, to allow more resources for developing next generation DVD products, as well as other technologies.

                                          Three months ended
                                           December 31,
                                        -------------------     %
                                           1999      1998    Change
                                        --------- --------- ---------
      Sales and Marketing                   $633      $650      -2.6%
      as a percentage of revenue             2.7%     12.5%

Sales and marketing expenses consist primarily of personnel and consulting costs involved in the selling process and in the marketing of the Company's products, sales commissions, and expenses of promotion activities. Sales and marketing expenses decreased slightly ($17,000) for the three month period ending December 31, 1999 compared with the same period in the previous fiscal year. For the near term, the Company intends to maintain approximately the same level of spending on sales and marketing in terms of the percentage of revenue. As the Company's expected growth continues, the sales and marketing expenses in dollar terms are expected to increase.

                                          Three months ended
                                           December 31,
                                        -------------------     %
                                           1999      1998    Change
                                        --------- --------- ---------
      General and Administrative          $1,676    $1,525       9.9%
      as a percentage of revenue             7.1%     29.4%

General and administrative expenses consist of administrative salaries and benefits, insurance, facility, legal, accounting, investor relations and other business support costs. In addition, for the quarter ending December 31, 1999, we have incurred non recurring charges related to the final steps in bringing our DVD product designs, manufacturing aids, and marketing resources to bear in China while establishing in California an organization to sell DVD products in the U.S. and Europe. Additionally, our sales have increased nearly 300% in the last 6 months and has created the need for additional staffing and related expenses. We believe that the major portion of this activity is behind us and future periods will be in line with the activity level of the then current period under review. As the Company's expected growth continues, these expenses in dollar terms are expected to increase.

                                          Three months ended
                                           December 31,
                                        -------------------
                                           1999      1998
                                        --------- ---------
      Other income                          $165     ($744)
      as a percentage of revenue             0.7%    -14.4%

Other income for the period is primarily the result of favorable exchange rate gains of our Korean subsidiary.

Liquidity And Capital Resources

The amount of working capital at December 31, 1999 is $312,000 compared to a negative position at December 31, 1998 of $962,000. This is the first time since October 1998 that the Company's working capital has been positive. The Company believes that it has "turned the corner" to continuing profitability and coupled with established credit lines of more than $20 million, has sufficient funds available to support its current operations. The Company is also active in securing additional credit lines and other sources of funds to support its aggressive growth plan.

Net cash provided by operating activities was $2.7 million for the nine months ended December 31, 1999, compared to $9.8 million net cash used for the nine months ended December 31, 1998. Substantially all of the net cash provided by operating activities in the nine months ended December 31, 1999 represented the net income of $2.6 million adjusted for non-cash charges for depreciation and amortization of $0.6 million and acquired in-process research and development of $0.12 million and net cash provided by an increase in accounts payable of $1.5 million, and offset by net cash used to fund increase in accounts receivable of $0.6 million, decrease in prepaid and other current assets of $0.6 million, and accrued liabilities of $1.5 million. Substantially all of the net cash used in operating activities for the nine months ended December 31, 1998 represented the net loss of $12.8 million adjusted for non-cash charges for depreciation and amortization of $0.9 million and acquired in-process research and development of $0.5 million

Net cash used in investing activities was $0.9 million for the nine months ended December 31, 1999 compared to $1.0 million provided by investing activities for the nine months ended December 31, 1998. Substantially all of the cash used in investing activities for the nine months ended December 31, 1999 consisted of the acquisition of property and equipment of $0.7 million and investment in Shanghai of $0.2 million. Net cash provided by investing activities for the nine months ended December 31, 1998 included the sale of short-term investments of $1 million which was partially offset by the acquisition of property and equipment of $0.5 million.

Net cash used in financing activities for the nine months ended December 31, 1999 was $1.1 million compared to $4.9 million net cash provided by for the nine months ended December 31, 1998. The cash used in financing activities was the issuance of note receivables as part of the sale of assets to OPLI on September 30, 1999. The above activities resulted in an increase in cash and cash equivalents of $2.9 million for the nine months ended December 31, 1999 compared to a decrease in cash and cash equivalents of $4.0 million for the nine months ended December 31, 1998.

Year 2000

As of this date, The Company has not experienced any problems or difficulties as a result of the Year 2000 computer concerns.

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

DIGITAL VIDEO SYSTEMS, INC.

(Registrant)

Date: December 31, 1999 By: /s/ Mali Kuo

Mali Kuo

Chief Executive Officer and

Co-Chairman

(Chief Executive Officer)