Form 10KSB
period 2000-03-31
DIGITAL VIDEO SYSTEMS INC
filed 2000-07-31
CIK 1009395

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-KSB

(Mark One)
[X]  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934.
                  For the fiscal year ended March 31, 2000
                                      or
[_]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 (No Fee Required).

     For the transition period from ________________ to ________________
                        COMMISSION FILE NUMBER 0-28472
                          DIGITAL VIDEO SYSTEMS, INC.
                (Name of small business issuer in its charter)

         DELAWARE                                  77-0333728
  (State of incorporation)             (I.R.S. Employer Identification No.)

                   278 Hope Street, Mountain View, CA  94041
              (Address of principal executive offices) (zip code)

                   Issuer's telephone number: (650) 564-9699

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

  The aggregate market value of the voting stock held by non-affiliates of registrant as of June 15, 2000 was approximately $15,000,000.

  There were 5,718,713 shares of registrant's common stock outstanding as of
June 15, 2000.

>Note: The Company effectuated a 1 for 7
reverse split of its common stock in August 1999. Throughout this report, to avoid confusion, the number of shares of the Company's common stock, and the options to purchase shares of the common stock, are described in terms of the number of shares after the reverse split, unless otherwise specified with the "pre-split" qualification
or other appropriate remarks.

Note also that the numbers for the Company's Units and Class A and
Class B Warrants are unchanged, as there has been no reverse split on these securities.

                          DIGITAL VIDEO SYSTEMS, INC.
                                 FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS
PART I
  Item 1.       Business....................................................
  Item 2.       Properties..................................................
  Item 3.       Legal Proceedings...........................................
  Item 4.       Submission of Matters to a Vote of Security Holders.........

PART II
  Item 5.       Market for Registrant's Common Stock and Related Stockholder
                  Matters...................................................
  Item 6.       Management's Discussion and Analysis of Results of Operations
                  and Financial Condition...................................
  Item 7.       Financial Statements........................................
  Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................

PART III
  Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.........
  Item 10.      Executive Compensation......................................
  Item 11.      Security Ownership of Certain Beneficial Owners and
                  Management................................................
  Item 12.      Certain Relationships and Related Transactions..............
  Item 13.      Exhibits and Reports on Form 8-K............................

Index to Exhibits...........................................................
Signatures..................................................................
Index to Consolidated Financial Statements..................................

PART I

Item 1. Business

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

Over the years, the Company has been involved in the marketing and development of a variety of products and services in the digital video arena, such as video CD players and their decoder chips design, networked video servers and related components, and Ad-Insertion technologies. During the fiscal year ended on March 31, 1999, the Company migrated its product offerings into the DVD technology, while phasing out certain older product lines. The Company's current product offerings primarily include DVD products, such as DVD loaders (the core subassembly in a DVD player consisting of precision electro-optic and electro-mechanical parts with sophisticated control electronics and firmware), DVD-ROM drives, and DVD players under original equipment manufacturer's (OEM's) or DVS' brand name. To a less extent, DVS' product offerings also include video engines (video players for commercial kiosk applications) and products for the computer peripheral market.

During fiscal 1997, which ended on March 31, 1997, the Company completed its initial public offering (the "IPO") and a follow-on public offering ("Secondary Offering"). The IPO and Secondary Offering generated total net proceeds of approximately $43.7 million. As of mid 1998, most of these proceeds have been used to repay $7 million in bridge notes, make business acquisitions, and fund the development of product lines and the losses of several product lines.

In June 1998, during a nationwide economical crisis in Korea, the Company's founder, Dr. Edmund Y. Sun, introduced to the Company the opportunity to acquire Hyundai Electronics Industries, Co., LTD's ("Hyundai") DVD operations. To aid the Company in completing the acquisition, Dr. Sun provided $1.0 million loan to the Company as a short- term note that was convertible to common shares. With the $1.0 million cash and two million shares (pre-split) of the Company's common stock, DVS was able to complete the acquisition. The two million shares of the Company's common stock were issued to Hyundai in exchange for a perpetual, worldwide, royalty-free license to Hyundai's DVD technologies and related intellectual properties. The $1.0 million cash was paid to Hyundai to acquire its production equipment, inventory, production supplies, test equipment, furniture, and computer systems of Hyundai's DVD-ROM operations. This acquisition provided the basis for the Company's turnaround in fiscal year 2000.

In October 1998, primarily due to the efforts of Ms. Mali Kuo, and the investors' confidence on Dr. Sun's technical insight and expertise, the Company was able to enter an Investment Agreement with Oregon Power Lending Institution ("OPLI"), whereby the Company started to receive the additional funding that it needed to continue its operations and implement its turnaround efforts.

Pursuant to the Investment Agreement, OPLI may invest up to $12.25 million with the Company. As of March 31, 1999, OPLI had provided $6.5 million for the Company. The cash infusion from OPLI enabled the Company to establish the operations of DVS Korea Co., Ltd. ("DVS Korea"), provide the working capital required to expand its DVD production and sales, reduce the liabilities that the Company incurred in the past, pay for the costs of corporate restructuring, as well as continued marketing, R&D, and corporate overhead.

As OPLI started funding with the Company, in consideration of the benefits of all shareholders, OPLI urged the Company's management to expedite its turnaround by substantially streamlining non-performing operations and focusing its resources on DVD operations. This strategy has been effectively carried out, as can be seen in the Company's operational results.

There have been a number of other investors or institutions interested to provide additional funding for the Company, and there have been negotiations during the recent past. The Company is open for financing through private placement, equity line, public offering, or other means under agreeable terms, for the purposes of expanding its business operations as well as other uses deemed beneficial for the Company.

In April 1999, in preparation for the substantial growth of the DVD market, the Company entered into an agreement with Chinapro Capital & Investment Co.("Chinapro"), a subsidiary of state-owned businesses in China, which also assisted the Company to enter into a joint venture partnership with Shanghai Industrial Investment (Group) Co., Ltd. in August 1999. Except for financing, DVS shall retain all facets of management control, including, but not limited to, the area of sales, marketing, manufacturing, and engineering. These partners have provided local assistance to the Company in locating and setting up facilities in China for production of the DVD products based on the Company's technologies under certain favorable terms offered by the governments. The partners also committed to substantial financial support for the project, which will be needed to fund the production and sales of these products at high volume. The Company has conducted training of local staff and workers, and the production will start at a time deemed appropriate by the management based on the market conditions and other factors.

The Company currently does not have any agreements or firm commitments with respect to mergers, acquisitions, joint venture, or strategic alliances other than what is described above; however, we have approached or been approached for such proposals during this fiscal year. The Company may consider such transactions under agreeable terms to create a synergy with complementary businesses or technologies, thereby strengthening its viability and generating higher return for its shareholders.

The principle executive offices of the Company are located at 278 Hope Street, Mountain View, California 94041. The Company's telephone number is (650) 564-9699.

Industry Background

Digital Video and Digital Versatile Disc (DVD)

Since the 1950's, with the exception of photography, video images have been stored almost exclusively using analog formats such as videotape. The transmission method for video images was via a transmitting tower and receiving antenna or coaxial cable (cable TV), again an analog medium.

In the 1980's with the advent of the personal computer, digital video became available. Digital video signals can be stored on what is generally viewed as a computer disc such as compact disc (CD), hard disc or a floppy disc, and the signals can be transmitted via satellite, telephone lines (internet), and cable TV with a fiber-optic backbone. In many cases, digital video information is compressed, which allows for increased storage capability and transmission efficiencies, as well as the ability to reproduce and transmit video images without perceptible image degradation. Digital video also permits superior editing and special effects capabilities because of its compatibility with computer systems and the continuing evolution of both hardware and software in the multimedia arena.

Early in the development of digital video technologies, it was realized that a standard needed to be established as multiple groups were pursuing different methods for storage and compression. Because a standard for video storage and compression was required for digital video to be shared among various systems and products, a group of industry leaders in the consumer electronics, personal computers and communications industries joined together to define a compression standard. Utilizing the International Standards Organization ("ISO"), the industry leaders defined a standard for compression of audio and video to CD-ROM called MPEG-1 (Motion Picture Experts Group). MPEG-1 was adopted by the ISO in 1991. In 1994, the ISO adopted a second compression standard for the broadcasting of audio and video that was labeled as MPEG-2. MPEG-2 permits improved picture clarity due to increased resolution versus MPEG-1. MPEG-1 produces approximately 275 lines of resolution on a television set; whereas, MPEG-2 produces over 500 lines. However, the drawback of MPEG-2 is that with the greater resolution comes the requirement of greater storage capacity, approximately four times the storage capacity versus MPEG-1 for the same picture/video. Dr. Edmund Y. Sun, a founder of DVS, has been instrumental in the development of the MPEG technologies. He was granted the Life-time Achievement Award at the 1999 DVD Summit Conference held in Ireland for his contribution to the development of the MPEG technologies.

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

The DVD disc is the same size as the CD disc; however, the grooves on the back of the disc are substantially more dense. Due to the increased number of grooves the storage capacity of the DVD disc is approximately 7 times greater at 4.7 gigabytes (4.7 billion bytes) of information. Due to the greater storage capability, the DVD video standard uses MPEG-2 as its compression standard. The combination of the greater storage capacity and use of MPEG-2 allows the average DVD disc to hold approximately 133 minutes (2 hours and 13 minutes) of video on a single DVD disc. DVD discs are now available with a second layer which adds another 4.7 giga-bytes of capacity on the same side of one disc.

The DVD audio presently available with DVD movies offers several benefits over VCR audio tracks as DVD movies include Dolby Digital sound offering six separate audio channels and a full range of sound. In March 1999, the major recording studios and audio electronic manufacturers agreed to a single standard for the production of DVD audio. The DVD Audio standard for audio recordings offers multiple channels, much higher digital sampling rates, and generally higher fidelity versus the Audio CD's commonly in use today.

Consumer electronic manufacturers (both audio and video equipment), computer hardware manufacturers, software developers, motion picture studios, and the major recording studios have agreed to the DVD standard and have been actively supporting DVD as the new standard for video, soon audio and eventually data. The Company believes that DVD has the potential to make major in-roads in the replacement of the VCR, computer CD-ROM drive, laser disc, video CD, and audio CD. DVD-ROM drives offer substantial benefits over CD-ROM drives due to their increased storage capacity, improved data transfer rates and enhanced interactive qualities which lead to improved multimedia and game applications. DVD Video offers several advantages over the VCR and Video CD which include increased picture resolution including up to nine camera angles, a more durable storage medium (VHS videotape versus DVD disc), enhanced audio quality and improved user capabilities such as random access, multiple language tracks, parental controls and subtitles.

Products

The Company's current product offerings consist primarily of DVD-ROM drive and DVD loader. The Company also produces and/or markets Video Engine and other products for the consumer products, commercial video and computer peripherals markets.

DVD-ROM Drives

The DVD-ROM drive is used in personal computers ("PC's") as a storage medium. A DVD-ROM drive looks and operates in a similar manner to that of a CD-ROM drive. The principal benefits of a DVD-ROM drive versus a CD-ROM drive is its substantially higher storage capacity and its ability to provide enhanced multimedia capabilities for computer games and videos.

DVS' first DVD-ROM drive was produced in July 1998, rated at 2X DVD-ROM speed. (The optical drive industry has established certain test criteria to determine the speed at which a drive operates relative to a standard for a DVD-ROM drive or that for a CD-ROM drive. The higher the speed, the higher the "X" number.) In September 1998, DVS supplied its key customers with prototypes of its 5.2X speed DVD-ROM drive. Production and initial sales of the 5.2X both occurred in October. In January 1999, DVS introduced its 6.2X speed DVD-ROM drive, which was produced and sold from February 1999. The Company also introduced the 8X model in August 1999, the 10X model at the Comdex Show in November 1999, and the 12X model at Computex in June 2000. The Company's DVD-ROM drives are compatible with DVD-Video, DVD-R, and virtually all CD formats including CD-ROM, CD-Audio, CD-R, CD-RW, Video CD, CD-I/FMV, multi-session Photo CD, and Photo CD.

DVD Loader
The Company has developed a number of models of DVD loaders with the ATAPI or AV interfaces, which are offered with competitive pricing, quality, functionality and service. Unlike DVD-ROM drives, there is no race of data transfer rate among competing products. However, the ability to read imperfect discs is one of the differentiating factors, for which the Company has established a good reputation with its DVD products.
Video Engines
Since the early development of the video CD player, the Company has produced a commercial version of the video CD player for use in the informational kiosk markets. The commercial version of the Video CD Player was named the "Video Engine" and has been used in the hospitality, education and entertainment applications. This product line is marketed to retail stores, hotels, hospitals, banks, restaurants, museums, and educational institutions to deliver advertisements, movies and technical data, as well as training and educational material.

The Company's product offering in the Video Engine line consists of the Video Engine 100, the Video Engine 150, and the Video Engine 200. The Video Engine 150 is manufactured in the U.S. and is similar in operation to the consumer Video CD Player except for three significant modifications: 1) the Video Engine 150 is half the size of the video CD player, 2) the Video Engine 150 has a continuous loop playback mode and 3) the Video Engine 150 has an RS232 port that allows the player to interface with a computer. The Video Engine 150 was introduced in the third Quarter of fiscal year 1999 to replace the Video Engine 100.

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

The Video Engine incorporating the latest DVD technologies is being developed, which may be produced and marketed upon favorable evaluation of the market conditions.

Other Products
On a smaller scale, the Company's product offerings also include other computer peripherals such as rewritable compact discs (CD-RW's), thin-film-transistor liquid crystal display (TFT LCD) monitors, and DVD players.

When connected to a PC, the CD-RW drive allows the user to record data, audio, images, or video on a CD disc that can be read by a CD-ROM drive, an audio CD player, a video CD player, or a DVD-ROM drive, depending upon the type of data recorded.

Compared with an ordinary CRT (Cathode Ray Tube) monitor, the TFT LCD monitor as a flat-panel display offers much smaller size, footprint, and power consumption. Some models of the TFT LCD monitor that the Company offers also include a TV tuner, so that the monitor can also be used as a regular TV.

As is well known to many, there is a global trend for the DVD players to replace the video cassette tape players. As a manufacturer of the major subassembly in a DVD player, the Company has an advantage to include the DVD player in its product offerings.

Research and Development

Since its inception, the Company has devoted a substantial portion of its resources to research and product development, focusing on digital video compression as well as decompression hardware and software systems. Since the acquisition of the New Media Division, the Company has also spent much effort in developing products for the division.

During fiscal 2000, the Company's research and development efforts focused on enhancing its DVD technologies, including improving quality, reducing costs, enhancing functionality, adopting to new and improved key components, developing new products, and helping customers adopt the Company's products, etc., in an effort to remain at the leading edge of DVD technology development, and be competitive in the industry.

Currently the Company has about 50 engineering personnel, of which some are also supporting the sales and marketing efforts in connection with customizing product applications for specific customers.

There can be no assurance, however, that research and development efforts with respect to such products will progress as anticipated, that the Company will be able to reduce costs sufficiently to be able to compete with others marketing similar products or that new product models will be developed on a timely basis.

Competition

The Company is the only US-based company that designs and manufactures DVD-ROM drives and DVD loaders. There are a number of foreign-based electronic manufacturers substantially larger in size and greater in financial, marketing, and other resources than the Company, such as Sony, Hitachi, etc, that are competitors or potential competitors of the Company. Some of them may develop alternative products to compete with the Company's products. They may also begin operations or expand their existing operations into the Company's market segments. In the distribution and sales of other products of the Company, there are also many well known competitors with substantially greater resources.

The Company has developed certain strategies to remain competitive in the market. However, there can be no assurance that future technological advances by competitors will not result in improved products or services that could adversely affect the Company's business.

Competition in the electronics industry also extends to attracting and retaining qualified technical and marketing personnel. The Company has also implemented strategies in this regard, which have succeeded in attracting and retaining talented and hardworking personnel with very low turnover. However, there can be no assurance that the Company will continue to be successful in attracting and retaining such qualified personnel in the future.

Manufacturing

The Company's DVD-ROM drives and DVD loaders have been manufactured in South Korea at a well-established manufacturer's facility under the direct supervision of DVS Korea's production and engineering staff. Pursuant to the agreement with the Company's partners in China, the Company may also manufacture these DVD drives in factories in China.

The Company no longer performs manufacturing of video CD players and video servers at the Company's Panyu, China and Suwanee, Georgia locations, respectively. The Video Engine 200 was manufactured by LG Electronics in South Korea for the Company on a subcontract basis, but the Company does not plan to manufacture Video Engines in the near future. The Company has also gradually phased out its assembly of computer peripheral products, and engaged manufacturers in Korea or southeast Asia to manufacture them for the Company on an OEM basis. Some of the factories in China have produced, or agreed to produce, DVD players for the Company under the Company's brand using the DVD loaders supplied by the Company.

Marketing and Distribution

The Company's DVD-ROM drives have been sold to OEM's and distributors of PC's and PC peripherals. Beginning in late 1999, due to the global over supply of DVD-ROM drives, the Company temporarily stopped its production of DVD-ROM drives and devoted its DVD production lines to the production of DVD loaders, which were more profitable and in high demand. However, the Company continued to develop more advanced models of DVD-ROM drives such as the 8X to 12X models described above. Since the worldwide demand for DVD-ROM drives has again been on the rise, the Company's production and sales of DVD-ROM drive is scheduled to resume beginning in September 2000.

The Company continues to pursue potential customers for its DVD-ROM drives both at the OEM level and the distributor level. The Company is optimistic as to the rate of growth and eventual size of the world-wide DVD-ROM drive market, which are expected to be approximately 24, 41.5 and 67 million units in calendar years 2000, 2001 and 2002, respectively; and the Company hopes to expand its presence in the DVD-ROM drive market.

The Company sells its DVD loaders to many of the OEM's of DVD players that do not make the DVD loaders by themselves, including many in China, Taiwan, Hong Kong, and other countries. China is one of the largest market for DVD players, and some of the DVD player manufactures in China have also been active in exporting their products outside China at very competitive prices. To date some of their models have been offered in the United States and Europe under OEM's brands.

During fiscal 2000, with active marketing and field engineering, the sales of the Company's DVD loaders have dramatically increased, and the Company has enjoyed a substantial share of the DVD loader market. A market study shows that the world-wide market sizes for DVD players will be 12, 20 and 26 million units in calendar years 2000, 2001 and 2002, respectively. The Company is optimistic that its DVD loader business will continue to grow in the foreseeable future.

The Company sells the Video Engine product line to Kiosk integrators, who integrate the product as part of a complete solution, including software titles. Although Video Engines offer a higher margin, the volume is relatively small. Subject to favorable evaluation of this product line, the Company may continue the Video Engine business and develop next generation Video Engines to incorporate the DVD technologies.

Over the years the Company has established global sales and distribution channels for consumer electronic and computer peripheral product lines, as well as business relations with the manufacturers of these products. The Company sells these products to OEM's or distributors under the OEM's brand or the Company's brand.

The Company's representatives attend tradeshows to increase the awareness and interest in the Company's product offerings. The Company employs about ten full time marketing and sales personnel based in U. S. and South Korea, who may travel to other parts of the world, to sell its products to OEM and distributors. The Company also works with agents and distributors to conduct its international business.

Suppliers

The pick-ups for DVD-ROM drives or DVD loaders may be purchased from suppliers such as Matsushita, Sankyo, and Samsung. The chip sets used in these products are available from sources such as Matsushita, Neomagic, and Cirrus Logic. The drives' mechanism as well as some other precision mechanical parts are designed by the Company and manufactured by subcontractors under its close supervision. The Company's engineering team has been experienced in developing multiple electronic designs of the DVD products to adopt the key electronic components from multiple suppliers, so that the Company may minimize its dependency on the supply from any particular supplier of a key component.

There is, however, no assurance that the Company will not experience substantial disruptions due to shortage of supply of any component or material needed for its production in the future.

There are also a number of suppliers for the other products that the Company offers. Due to the volume of these products relative those of the DVD products, the supply issue for these other products is not expected to have material effect on the Company's business at this time.

Employees

At March 31, 2000, the Company had 93 full time employees. The Company believes that its future prospects will depend, in part, on its ability to obtain additional management, finance, accounting, marketing, sales, manufacturing, and technical personnel. Competition for such personnel is substantial, and the number of persons with relevant experience is limited. None of the Company's employees is represented by a labor union. The Company believes that its employees relations are good.

Business Risks

OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY, AND AN UNANTICIPATED DECLINE IN REVENUE MAY DISAPPOINT INVESTORS OR SECURITIES ANALYSTS AND RESULT IN A DECLINE IN OUR STOCK PRICE.
Our recent growth rate may not be sustainable and you should not use our past financial performance to predict future operating results. We had incurred net losses in the past. Our recent quarterly and annual operating results have fluctuated, and will continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are not within our control:
  the availability, timely delivery and cost of components from our suppliers;
  competitive pricing pressures and related changes in selling prices;
  fluctuations in manufacturing yields and significant yield losses which affect our ability to fulfill orders;
  new product announcements and introductions for competing products by us or our competitors;
  product obsolescence;
  lower of cost or market inventory adjustments;
  unpredictability of changes in demand for, or in the mix of, our products;
  the gain or loss of significant customers;
  market acceptance of products utilizing our technologies;
  changes in the channels through which our products are distributed and the timeliness of receipt of distributor resale information;
  exchange rate fluctuations;
  general economic, political and environmental-related conditions, such as natural disasters;
  difficulties in forecasting, planning and management of inventory levels;
  unanticipated research and development expenses associated with new product introductions; and
  the timing of significant orders and of license and royalty revenue.
A downturn in the market for consumer products such as personal computers and DVD players that incorporate our products can also harm our operating results.

Some of our customers may place orders at or near the end of a quarter. As a result, we may not learn of revenue shortfalls until late in a quarter and may not be able to predict future revenues with accuracy. Additionally, our costs consist of salaries for personnel and materials that must be ordered several months in advance. These costs are based in part on our expectations for future revenues and are relatively fixed in the short term. As a result, any revenue shortfall below expectations could harm our business.

WE DEPEND ON A LIMITED NUMBER OF FOREIGN SUPPLIERS TO MANUFACTURE CERTAIN KEY COMPONENTS, AND THESE MANUFACTURERS MAY NOT BE ABLE TO SATISFY OUR REQUIREMENTS WHICH COULD CAUSE OUR REVENUES TO DECLINE.
We currently buy certain key components, including optical pick-ups, central processing units, motors, and certain other integrated circuits, etc., from a limited number of suppliers. We anticipate that these suppliers will manufacture these key components in sufficient amount to meet our production requirements. If these suppliers fail to satisfy our requirements on a timely basis and at competitive prices, we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could seriously harm our operating results.

Given the current constraints on worldwide manufacturing capacity of these key components, our revenues for the next several quarters will largely be determined by our ability to obtain adequate supplies from these manufacturers. We are currently unable to meet all of the demand for our products, and have in the past failed to meet scheduled shipment dates, due to our inability to obtain a sufficient supply of certain key components from our suppliers. The suppliers with which we currently have arrangements, together with any additional supplier at which capacity might be obtained, may not be willing or able to satisfy all of our manufacturing requirements on a timely basis at favorable prices. In addition, we have encountered delays in qualifying new products and in ramping new product production and could experience these delays in the future. We are also subject to the risks of service disruptions, raw material shortages and price increases by the suppliers. Such disruptions, shortages and price increases could seriously harm our operating results.

IF WE ARE UNABLE TO INCREASE OUR MANUFACTURING CAPACITY, WE MAY NOT ACHIEVE OUR PLANNED GROWTH.
In order to grow, we need to increase our present manufacturing capacity. Events that we have not foreseen could arise which would limit our capacity. In addition, if we cannot satisfactorily increase our manufacturing capacity, our ability to grow will be severely impaired and this may harm our operating results.
OUR FINANCING REQIREMENTS WILL INCREASE IN ORDER TO OBTAIN ADDITIONAL MANUFACTURING CAPACITY IN THE FUTURE.
To obtain additional manufacturing capacity, we may be required to make deposits, equipment purchases, loans, joint ventures, equity investments or technology licenses in or with other companies. These transactions could involve a commitment of substantial amounts of our capital and technology licenses in return for production capacity. We may be required to seek additional debt or equity financing if we need substantial capital in order to secure this capacity and we cannot assure you that we will be able to obtain such financing.
IF OUR SUPPLIERS FAIL TO ACHIEVE ACCEPTABLE MANUFACTURING YIELDS, WE WILL EXPERIENCE HIGHER COSTS OF REVENUES AND REDUCED PRODUCT AVAILABILITY.
The fabrication of our products requires certain components produced in a highly controlled and clean environment. Companies that supply our components sometimes have experienced problems achieving acceptable manufacturing yields. Low yields may result from marginal design or manufacturing process drift. Yield problems may not be identified until the components are well into the production process, which often makes them difficult, time consuming and costly to correct. Furthermore we rely on foreign suppliers of the key components, which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. If our suppliers fail to achieve acceptable manufacturing yields, we will experience higher costs of revenues and reduced product availability, which would harm our operating results.
IF OUR SUPPLIERS DISCONTINUE THE MANUFACTURING PROCESSES OR LINES NEEDED TO MEET OUR DEMANDS, OR FAIL TO UPGRADE THE TECHNOLOGIES NEEDED TO MANUFACTURE OUR PRODUCTS, WE MAY FACE PRODUCTION DELAYS AND LOWER REVENUES.
Our products' requirements may represent a small portion of the total production of the suppliers that manufacture our components. As a result, we are subject to the risk that a supplier may cease production on an older or lower-volume manufacturing process that it uses to produce our parts. Additionally, we cannot be certain our supplier will continue to devote resources to advance the production technologies on which the manufacturing of our parts is based. Each of these events could increase our costs and harm our ability to deliver our products on time.
OUR DEPENDENCE ON THIRD-PARTY SUBCONTRACTORS TO ASSEMBLE AND TEST OUR PRODUCTS SUBJECTS US TO A NUMBER OF RISKS, INCLUDING AN INADEQUATE SUPPLY OF PRODUCTS AND HIGHER COSTS OF MATERIALS.
We depend on independent subcontractors to assemble and test our products. Our reliance on these subcontractors involves the following significant risks:
  reduced control over delivery schedules and quality;
  the potential lack of adequate capacity during periods of strong demand for such subcontractors' services;
  difficulties selecting and integrating new subcontractors;
  limited warranties on products supplied to us;
  potential increases in prices due to capacity shortages and other factors; and
  potential misappropriation of our intellectual property.
These risks may lead to increased costs, delayed product delivery or loss of competitive advantage which would harm our profitability and customer relationships.
OUR GROWTH DEPENDS UPON OUR ABILITY TO COMMERCIALIZE PRODUCTS.
In fiscal 1999 and 2000, substantial amount of our revenues came from the DVD product line, which is central to our growth strategy. This line of products encounters intense competition and is highly price sensitive. While we are currently developing and introducing new products in this product line, we cannot assure you that these products will reach the market on time, will satisfactorily address customer needs, will be sold in high volume, or will be sold at profitable margins.
OUR OPERATING EXPENSES ARE RELATIVELY FIXED, AND WE ORDER MATERIALS IN ADVANCE OF ANTICIPATED CUSTOMER DEMAND. THEREFORE, WE HAVE LIMITED ABILITY TO REDUCE EXPENSES QUICKLY IN RESPONSE TO ANY REVENUE SHORTFALLS.
Our operating expenses are relatively fixed, and we therefore have limited ability to reduce expenses quickly in response to any revenue shortfalls. Consequently, our operating results will be harmed if our revenues do not meet our revenue projections. We may experience revenue shortfalls for the following reasons:
  significant pricing pressures that occur due to competition, over supply, or other reasons;
  sudden shortages of raw materials or fabrication, test or assembly capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers which, in turn, harm our ability to meet our sales obligations; and
  the reduction, rescheduling or cancellation of customer orders.
In addition, we typically plan our production and inventory levels based on customers' advance orders, commitments or forcasts, as well as our internal assessment and forecasts of customer demand, which are highly unpredictable and can fluctuate substantially, especially if the competition becomes more intense or the demand becomes less strong due to seasonal or other factors, when there would be less number of advance orders backed by firm guarantees. From time to time, in response to anticipated long lead times to obtain inventory and materials from our suppliers, we may order materials in advance of anticipated customer demand. This advance ordering may result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize.
BECAUSE OUR PRODUCTS TYPICALLY HAVE LENGTHY SALES CYCLES, WE MAY EXPERIENCE SUBSTANTIAL DELAYS BETWEEN INCURRING EXPENSES RELATED TO RESEARCH AND DEVELOPMENT AND THE GENERATION OF REVENUES.
It usually requires a number of months to realize volume shipments after we first contact a customer. We first work with customers to achieve a design win, which may take months or longer. Our customers then complete the design, testing and evaluation process and begin to ramp up production, a period which typically lasts months or longer. As a result, a significant period of time may elapse between our research and development efforts and our realization of revenue, if any, from volume purchasing of our products by our customers.
WE FACE INTENSE COMPETITION FROM COMPANIES WITH SIGNIFICANTLY GREATER FINANCIAL, TECHNICAL AND MARKETING RESOURCES THAT COULD ADVERSELY AFFECT OUR ABILITY TO INCREASE SALES OF OUR PRODUCTS.
We compete with major international electronics companies, many of which have substantially greater financial, technical, marketing, distribution, and other resources than we do. Many of our competitors have their own facilities for the production of semiconductor components and have been active in increasing their market shares and their capacity for the production of the competing products. Our DVD products presently account for substantially most of our revenues. The competitors or potential competitors are Hitachi, Toshiba, Sony, Pioneer, Teac, Sanyo, Samsung, Philips, Samsung, LG, and many others. Some of the competitors or potential competitors are also suppliers for the key components of some of our models. The division making competing DVD products may have access to some of our proprietary information through the division supplying components to us, or the influence on the parts supplying division in ways that may adversely affect our parts supply.

Competition may also come from alternative technologies being developed by these companies.

OUR MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND, THEREFORE, OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS.
The markets for our products are characterized by:
  rapidly changing technologies;
  evolving and competing industry standards;
  changing customer needs;
  frequent new product introductions and enhancements;
  increased integration with other functions; and
  rapid product obsolescence.
To develop new products for our target markets, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to expand our technical and design expertise. In addition, we must have our products designed into our customers' future products and maintain close working relationships with key customers in order to develop new products that meet their changing needs.

In addition, DVD products are related to continually evolving industry standards. Our ability to compete will depend on our ability to identify and ensure compliance with these industry standards. As a result, we could be required to invest significant time and effort and incur significant expense to redesign our products and ensure compliance with relevant standards.

We cannot assure you that we will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or respond effectively to new technological changes or product announcements by our competitors. In addition, we may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense. Failure in any of these areas could harm our operating results.

OUR FUTURE SUCCESS DEPENDS IN PART ON THE CONTINUED SERVICE OF OUR KEY DESIGN ENGINEERING, SALES, MARKETING AND EXECUTIVE PERSONNEL AND OUR ABILITY TO IDENTIFY, RECRUIT AND RETAIN ADDITIONAL PERSONNEL.
We are highly dependent on our principal management and engineering staff. There is intense competition for qualified personnel in the semiconductor industry, in particular the highly skilled technical personnel involved in the development of DVD technologies and the production of DVD products. Competition is especially intense in Silicon Valley, where our corporate headquarters is located, and South Korea, where our DVD products have been designed and manufactured. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. Our anticipated growth is expected to place increased demands on our resources and will likely require the addition of new management and engineering personnel and the development of additional expertise by existing management personnel. The failure to recruit and retain key technical and management personnel could harm our business.
OUR ABILITY TO COMPETE SUCCESSFULLY WILL DEPEND, IN PART, ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH WE MAY NOT BE ABLE TO PROTECT.
We rely on a combination of patent, trade secrets, copyright and mask work production laws and rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation.

We have acquired ownership or exclusive license to a number of patents or patent applications related to our products. However, we cannot assure you that any pending patent application will be granted, or that all such patents can provide adequate protection for our intellectual property. Our operating results could be seriously harmed by the failure to protect our intellectual property.

IF WE ARE ACCUSED OF INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHER PARTIES WE MAY BECOME SUBJECT TO TIME-CONSUMING AND COSTLY LITIGATION. IF WE LOSE, WE COULD SUFFER A SIGNIFICANT IMPACT ON OUR BUSINESS AND BE FORCED TO PAY DAMAGES.
Third parties may assert that our products infringe their proprietary rights, or may assert claims for indemnification resulting from infringement claims against us. Any such claims may cause us to delay or cancel shipment of our products or pay damages which could seriously harm our business, financial condition and results of operations. In addition, irrespective of the validity or the successful assertion of such claims, we could incur significant costs in defending against such claims.

In addition, we receive from time to time letters or communications from other companies stating that such companies have patent rights which involve our products. Any legal finding that we infringe the patent of another company would have a significantly negative effect on our operating results. Furthermore, if such a finding were made, there can be no assurance that we could license the other company's technology on commercially reasonable terms or that we could successfully operate without such technology. Moreover, if we are found to infringe, we could be required to pay damages to the owner of the protected technology and could be prohibited from making, using or selling any products that infringe the protected technology. In addition, the management attention consumed by and legal cost associated with any litigation could have a negative effect on our operating results.

PUBLIC ANNOUNCEMENTS MAY HURT OUR STOCK PRICE. During the course of lawsuits there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could have a substantial negative effect on the trading price of our stock.

OUR LITIGATION MAY BE EXPENSIVE, MAY BE PROTRACTED AND CONFIDENTIAL INFORMATION MAY BE COMPROMISED. Whether or not we are successful in any litigation, we expect the litigation to consume substantial amounts of our financial and managerial resources. Further, because of the substantial amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure.

OUR BUSINESS MAY SUFFER DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.
Our export products accounted for most of our revenues. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:
  difficulties in complying with regulatory requirements and standards;
  tariffs and other trade barriers;
  costs and risks of localizing products for foreign countries;
  reliance on third parties to distribute our products;
  longer accounts receivable payment cycles;
  potentially adverse tax consequences;
  limits on repatriation of earnings; and
  burdens of complying with a wide variety of foreign laws.
We derived most of our product revenue from Asia during fiscal year 2000. Additionally, our major suppliers and assembly subcontractors are all located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1998 and 1997, several Asian countries where we currently do business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation. If such situations reoccur, it may negatively impact our total revenues and our ability to collect payments from customers in these regions. During such period, the lack of capital in the financial sectors of these countries can make it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation in such period may exacerbate a decline in selling prices for our products as our competitors may reduce product prices to generate needed cash.

It should also be noted that we are greatly impacted by the political, economic and military conditions in Taiwan and China, which are continuously engaged in political disputes. Both countries have recently conducted military exercises in or near the other's territorial waters and airspace. Such disputes may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. This could severely harm our business by interrupting or delaying production or shipment of our products. Any kind of activity of this nature or even rumors of such activity could severely negatively impact our operations, revenues, operating results, and stock price.

BECAUSE A SMALL NUMBER OF CUSTOMERS HAVE ACCOUNTED FOR, AND ARE LIKELY TO CONTINUE TO ACCOUNT FOR, A SUBSTANTIAL PORTION OF OUR REVENUES, OUR REVENUES COULD DECLINE DUE TO THE LOSS OF ONE OF THESE CUSTOMERS.
More than half of our revenues come from a small number of customers. For example, products sold to our top 10 customers accounted for more than 50% of our revenues in fiscal year 2000, including one which accounted for about 30%. If we were to lose any of these customers or experience any substantial reduction in orders from these customers, our revenues and operating results would suffer. In addition, the composition of our major customer base may change from year to year as the market demand for our customers' products changes.
WE DO NOT HAVE LONG-TERM CONTRACTS WITH OUR CUSTOMERS AND THE LOSS OF A MAJOR CUSTOMER COULD SERIOUSLY HARM OUR BUSINESS.
We do not typically enter into long-term contracts with our customers, and we cannot be certain as to future order levels from our customers. When we do enter into a long-term contract, the contract is generally terminable at the convenience of the customer. An early termination by one of our major customers would harm our financial results as it is unlikely that we would be able to rapidly replace that revenue source.
OUR BACKLOG MAY NOT RESULT IN FUTURE REVENUE WHICH WOULD SERIOUSLY HARM OUR BUSINESS.
Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business.
IF AN EARTHQUAKE OR OTHER NATURAL DISASTER STRIKES OUR FACILITY OR THOSE OF OUR SUPPLIERS OR CUSTOMERS, WE MAY BE UNABLE TO MANUFACTURE OR SELL OUR PRODUCTS FOR A SUBSTANTIAL AMOUNT OF TIME AND WE WOULD EXPERIENCE LOST REVENUES.
Our corporate headquarters are located in California near major earthquake faults. In addition, some of our suppliers or customers are located in regions where earthquakes frequently strike, such as Taiwan. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be harmed. Similarly, a major earthquake or other natural disaster near one or more of our major suppliers or customers, like the one that occurred in Taiwan in September 1999, could disrupt their operations, which could limit the supply or sale of our products and harm our business.
IF WE DID NOT ADEQUATELY PREPARE FOR THE TRANSITION TO YEAR 2000, OUR BUSINESS COULD BE HARMED.
We have executed a plan designed to make our computer systems, applications, computer and manufacturing equipment and facilities year 2000 compliant. To date, none of our systems, applications, equipment or facilities have experienced any difficulties from the transition to year 2000. However, it is possible that significant difficulties could be discovered or could arise. We cannot guarantee that our year 2000 readiness plan has been successfully implemented, and actual results could still differ substantially from our plan. Where practicable, we have also attempted to mitigate our risks with respect to the failure of our suppliers to be year 2000 compliant. The effect, if any, on our results of operations from any failure of our suppliers to be year 2000 compliant cannot yet be determined.
WE MAY REQUIRE ADDITIONAL CAPITAL IN ORDER TO BRING NEW PRODUCTS TO MARKET, AND THE ISSUANCE OF NEW EQUITY SECURITIES WILL DILUTE YOUR INVESTMENT IN OUR COMMON STOCK.

To fuel the growth of our business operations in the future, we need to expand our production capacity and bring new products to market, which require significant working capital. To date we have established credit facilities with Korean Banks for a total of $26 million, including $14 million for issuing letters of credit. We have also formed alliance with state-run businesses in China which have committed to facilitate substantial amount of trade credit and financing for production in China under certain terms. However, there is no assurance that these credit facilities will always be available. We may also need to sell shares of our stock or seek additional borrowings or outside capital infusions in the future. We cannot assure you that such financing options will be available on terms acceptable to us, if at all, and at the time and place that we need them. In addition, if we issue shares of our common stock, our shareholders will experience dilution with respect to their investment.

WE DEPEND ON MANUFACTURERS' REPRESENTATIVES AND DISTRIBUTORS TO GENERATE SUBSTANTIAL AMOUNT OF OUR REVENUES.
We rely on manufacturers' representatives and distributors to sell our products and these entities could discontinue selling our products at any time. One of such agents are responsible for some of our sales in China, accounting for more than 30% of our revenues during fiscal year 2000. The loss of such an agent, or any other significant agents could seriously harm our operating results.
OUR GROWTH CONTINUES TO PLACE A SIGNIFICANT STRAIN ON OUR MANAGEMENT SYSTEMS AND RESOURCES AND IF WE FAIL TO MANAGE OUR GROWTH, OUR ABILITY TO MARKET AND SELL OUR PRODUCTS AND DEVELOP NEW PRODUCTS MAY BE HARMED.
Our business is experiencing rapid growth which has strained our internal systems and will require us to develop or adopt more sophisticated information management systems in order to manage the business effectively. We have recently completed the implementation of an ERP system. There is no guarantee that this system and any new systems implemented in the future will be adequate to address our expected growth, or that management will be able to foresee in a timely manner other infrastructure needs before they arise. Our success depends on the ability of our executive officers to effectively manage our growth. If we are unable to manage our growth effectively, our results of operations will be seriously harmed.

RISKS RELATED TO OUR INDUSTRY

THE SELLING PRICES FOR OUR PRODUCTS ARE VERY VOLATILE AND SUBJECT TO INDUSTRY-WIDE FLUCTUATIONS. OUR SUCCESS IS DEPENDENT ON THE GROWTH AND STRENGTH OF THE PC MARKET AND THE DVD VIDEO MARKET.
With a focus on the DVD product line, most of our revenues in fiscal year 2000 were generated from DVD products. Most of our new products currently being developed are in the DVD product line, particularly DVD-ROM drives and DVD loaders.

The sales of DVD-ROM drives are closely related to the strength of the PC market and the popularity of PC's equipped with the DVD-ROM drive, in competition with CD-ROM, CD-RW, or other devices. In case we experience an unforeseen downturn of the PC market, an unexpected decline of the percentage of PC's equipped with the DVD-ROM drive, or a global over-capacity of DVD-ROM drives production, the operations of our DVD-ROM drive business will be affected. Such situation seemed evident in late fiscal year 1999, which lasted through the early part of fiscal year 2000, resulting in weakened product demand, accelerated decline of average selling prices, and accumulation of inventory at a reduced turn-over rate. It unfavorably impacted our revenues, gross margins, profitability, and our financial operations. While these conditions improved later, if they were to resume, and if our operations could not properly adjust in time, our growth and operating results would be harmed.

Similarly, the sales of our DVD loaders are related to the strength of the markets for DVD video discs and DVD video players. If the DVD video market becomes weakened, the sales of our DVD loaders will also be reduced. Our business could be harmed by such industry-wide fluctuations in the future.

OUR SUCCESS MAY BE AFFECTED BY UNUSUAL GROWTH OF CERTAIN NEW ELECTRONIC PRODUCTS.
There may be new products being introduced in the future which meet unusually high global demands. If the new products' customer base overlaps a substantial portion of our products' customer base, or that the new products use the same key component as our products, the demand for our products or the supply of their key component may be reduced, which may seriously harm our operations.
THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY COULD CREATE FLUCTUATIONS IN OUR OPERATING RESULTS.
The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, there are shortages or over-production of memory or other types of devices. Our business could be harmed by such industry-wide fluctuations in the future. When a shortage occurs with one or more key components, it may be difficult for us to produce enough quantities of products to fill customers' orders, and it may require us to pay a higher price for the components in shortage, adversely affecting our margin and profitability.
THERE IS SEASONALITY IN OUR BUSINESS.
Sales of our products in the computer peripherals market and consumer electronics market are subject to seasonality. As a result, sales of these products are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of each calendar year. There may be a sharp decline of sales after the Christmas and New Year holiday. Sales to China and certain other Asian regions may also decline during and after the lunar New Year's holidays.

Item 2. Properties

The Company currently has the following facilities leased from third parties, where our executive offices, manufacturing, engineering, research and development and testing facilities are located.
                                              Approx.       Monthly
    Facility              Location            Square Feet   Rent
    -------------------   -----------------   -----------   ---------
    US Headquarters       Mountain View, CA     6,500        $11,000
    DVS Korea Co., Ltd.   Seoul, Korea         35,500         24,000
    China Office          Shenzhen, China       1,700          1,000
We believe these facilities are adequate to meet our needs for at least the next 12 months.

Item 3. Legal Proceedings

On May 8, 2000, Yasuo Kamatani and LaserDynamics Inc. (collectively "LDI") sued Digital Video Systems, Inc. ("DVS") and Konka (U.S.A.) Ltd. ("Konka") in the U.S. District Court for the Southern District of Texas (Yasuo Kamatani and LaserDynamics Inc. v. Konka (U.S.A.) Ltd. and Digital Video Systems, Inc., Civil Action No. H-00-0791). LDI alleges that DVS and Konka are infringing U.S. Patent Nos. 5,587,981 and 5,959,280. Both patents relate to DVD players. On July 21, 2000, DVS filed its answer and counterclaims in response to LDI's first amended complaint. DVS contests the validity of both patents and LDI's infringement allegations. The parties are exploring the possibility of resolving the case.

From time to time, we may be involved in legal actions arising in the ordinary course of business, such as reported in item 3. of Form 10-KSB which the Company filed with the Securities and Exchange Commission on July 1, 1999.

While we have accrued certain amounts for the estimated legal costs associated with defending these matters, there can be no assurance that these cases and other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock and Class A Warrants currently trade on the Nasdaq Smallcap Market under the symbol DVID and DVIDW. The following table sets forth the high and low sale prices of the Company's Common Stock and Class A Warrants for each quarter within the last two years as reported on the Nasdaq Smallcap Market for the periods indicated. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

Note: The Company effectuated a one-for-seven reverse stock split of its Common Stock in August 1999, which took effect on the market from August 17, 1999. For ease of comparison, in the table below, all prices of the Common Stock for trading days prior to the stock split are adjusted to reflect the prices as if the split had taken place prior to the beginning of Fiscal 1999. Note also that the Company has not effectuated any split on its Warrants or Units.

Note also that the Company has not effectuated any split on Warrants or Units.

                                         Common Stock      Class A Warrants
                                         High     Low       High      Low
                                       -------- --------  --------- --------
Fiscal 2000
 First quarter................          $8.750   $4.156    $0.219    $0.125
 Second quarter...............           5.906    3.375     0.188     0.063
 Third quarter................          13.063    3.063     0.219     0.063
 Fourth quarter...............          22.625    9.938     0.531     0.094

Fiscal 1999
 First quarter................         $13.563   $6.125     0.500     0.188
 Second quarter...............           7.438    2.188     0.188     0.031
 Third quarter................          17.062    3.500     0.281     0.063
 Fourth quarter...............          19.250    5.688     0.531     0.094
On July 28, 2000, the last reported sale price for the Common Stock was $7.50 per share.

As of June 15, 2000, there were approximately 171 holders of record of the Company's Common Stock. This number does not reflect the number of beneficial holders of the Common Stock, which the Company believes is more than 3,000.

The Company has never paid cash dividends on its Common Stock. At present, the Company intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

This document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Act of 1995 that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, proposed sales of the Company's products, markets, and the development of the Company's products. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, the uncertainty of market acceptance of DVD products, planned growth of the Company's operations, including potential acquisitions of other businesses or technologies, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, conducting business in foreign countries, such as China and South Korea and the competitive market for the Company's products, and other factors described in other documents the Company files from time-to-time with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000.

The Company had made significant progress in fiscal 2000, achieving the first profitable year in its history since it went public in 1996. Although the amount of profit is relatively small, it signifies that the Company's operations have turned around from the substantial losses in the past.

The management and the employees have successfully carried out the Company's strategy to focus on products based on its DVD intellectual property portfolio, while aggressively reducing overhead and pruning out the product lines and operations worldwide that were under performing and considered dilutive to the Company's resources. The results of these efforts have been dramatic, as highlighted in the table below:

                            Fiscal year ended March 31,
(in millions)               2000       1999       1998
                          --------   --------   --------
Revenues ............      $60.3      $17.1      $17.6
Gross Profit ........        7.8        0.7       -2.9
Net Profit (loss) ...        0.9      -18.8      -21.9

Revenues in this fiscal year, ending March 31, 2000, have increased by 252% to $60.2 million, as compared to the prior year, ending March 31, 1999, of $17.1 million.

Gross margins improved for the fiscal year ending March 31, 2000 (12.9%) over the prior fiscal year ending March 31, 1999 (4.3%) reflecting the pruning of unprofitable and low margin product lines.

Operating expenses, worldwide, continue under tight control with operating expenses in the fiscal year ending March 31, 2000 of $6.6 million as compared to $19.5 million for the fiscal year ending March 31, 1999, a reduction of 66% year to year.

In summary we feel the Company's major objectives have been realized for the period ending March 31, 2000:

  Market acceptance of our DVD products
  Revenues were more than 3.5 times those of the previous year.
  Margin up from 4.3% of revenue to 12.9%, also tripled.
  Operating expenses reduced from 114% of revenue to 11%. Operating expenses excluding restructuring gain or loss also reduced from 107% of sales to 17%.
The Company is reporting a positive working capital position of $136,000 at March 31, 2000. With credit lines of about $25 million established with banks, which include about $16 million for issuing letters of credit, the Company believes that it is financially able to fund its current operations. In anticipation of the rapid growth in the coming fiscal year, the Company continues to be active in securing additional sources of funds to meet its growth plans.

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

We believe our ongoing business is profitable at both the operating and net income level. We will continue to encounter intense competition and pricing pressure in the fiscal year ending March 31, 2001. However, we are prepared to face the challenges, and we are budgeting revenues in excess of $100 million, with significant operating and net income levels.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED MARCH 31, 2000 ("fiscal 2000") COMPARED TO THE FISCAL YEAR ENDED MARCH 31, 1999 ("fiscal 1999"").

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenues for the fiscal 2000 and 1999. Please see Consolidated Financial Statements of Operations for details.
                                                 Percent of Revenue
                                               ---------------------
                                                Year Ended March 31,
                                               ---------------------
                                                  2000       1999
                                               ---------- ----------
Revenues...................................       100.0%     100.0%

Gross margin...............................        12.9%       4.3%
Research and development...................         3.9%      36.2%
Sales and marketing........................         3.0%      18.0%
General and administrative.................         9.5%      50.4%
Purchased in-process research and
 development...............................         0.0%       3.0%
Operating income(loss).....................        -1.9%    -109.8%
Net income(loss)...........................         1.4%    -110.1%

                                  March 31,  March 31,     %
                                    2000       1999      Change
(in thousands)                   ---------- ---------- -----------
Consolidated Revenue ..........   $60,292    $17,111       252%
As reflected above, total revenues in fiscal 2000 were $60.3 million, about 3.5 times those of the prior year. This significant increase of $43.2 million was a result of the Company's decision to focus it's resources on the DVD product line which accounted for approximately 93% of current year revenue sale of DVD product as compared to 60% in the previous year.

International revenue represented approximately 95% and 58% of total revenue for the years ended March 31, 2000 and 1999, respectively.

Revenues in the 4th quarter ended March 31, 2000, which is generally a slower quarter in the year, were $14.7 million. Although less than our previous forecast, revenues from this quarter alone were close to the annual revenues of the whole fiscal year 1999 ended March 31, 1999.

                                  March 31,  March 31,     %
                                    2000       1999      Change
(in thousands)                   ---------- ---------- -----------
Gross margin...................    $7,783      $744        946%
  as a percentage of revenue...     12.9%       4.3%       200%
Gross margin increased from $0.7 million in fiscal 1999 to $7.8 million in fiscal 2000, or an increase of 946%. Gross margin percentage also tripled, from 4.3% in fiscal 1999 to 12.9% in fiscal 2000. The significant increase in both the gross margin generated (946%) and the rate of gross margin to revenue (200%) reflects the continuing efforts of the Company to sell or dispose of product lines and businesses that are not generating or not able to generate acceptable returns.

Gross margins in the 4th quarter ending March 31, 2000 were 14% versus 16% in the previous quarter ending December 31, 1999. In addition to the quarter being generally a slower season, the reduction of margin was in part due to phasing out of high margin but low volume products, with more percentage of lower margin but high volume DVD loaders. Looking ahead to fiscal year 2001 we expect to experience pricing pressure on our loader product offering with a resulting degradation of margins. However, cost improvements have been in process to favorably impact our margins. We expect the margin for most of the sales in fiscal year 2001 to be about 10%, give or take 1 to 2%.

                                 March 31,  March 31,     %
                                   2000       1999      Change
(in thousands)                  ---------- ---------- -----------
Research and development.......   $2,367     $6,193      -62%
  as a percentage of revenue...     3.0%      36.2%      -92%
Research and development expenses consist primarily of personnel and equipment prototype costs required for the Company's development efforts.

Research and development expenses decreased by $3.8 million to $2.4 million in fiscal 2000 compared with $6.2 million for fiscal 1999. Research and development expenses as a percentage of net revenues in fiscal 2000 decreased to 3.0% from 36.2% in fiscal 1999. The substantial decrease in these expenses in absolute dollars and as a percentage of net revenues is attributable to reducing non-performing operations and focusing the engineering resources on the DVD product line, which has generated substantial growth in revenues.

These R&D expenses on the DVD product line were $2.1 million in the fiscal year ending March 31, 2000 as compared to about $.8 million for the fiscal year ending March 31, 1999. The remaining R&D expenses of $0.3 and $5.4 million in fiscal 2000 and 1999, respectively, were in support of the other product line. In fiscal 2000, the Video Engine and network video server product lines continued to be supported to generate a small but profitable revenue stream. The $5.4 million for the prior year were mostly in support of project and product lines discontinued as of March 31, 1999.

The Company expects that research and development expenses in dollar terms will continue to increase as the Company expands its efforts to advance its technologies and develop new and improved products.

                                 March 31,  March 31,     %
                                   2000       1999      Change
(in thousands)                  ---------- ---------- -----------
Sales and marketing............   $1,828     $3,072      -40%
  as a percentage of revenue...     3.0%      18.0%      -83%
Sales and marketing expenses consist primarily of personnel and consulting costs involved in the selling process and in the marketing of the Company's products, sales commissions, and expenses associated with trade shows and advertising.

Sales and marketing expenses also substantially decreased by $1.3 million, or 40%, to $1.8 million during fiscal 2000, compared with $3.1 million in fiscal 1999. Sales and marketing expenses as a percentage of net revenues decreased to 3.0% from 18% of fiscal 1999. The decrease in these expenses in aggregate dollar spending and as a percentage of net revenues for fiscal 2000 was also primarily the result of the restructuring of the Company's product lines that took place in the period, to focus the sales and marketing resources on the DVD product line, which resulted in substantial increase in revenues. The Company expects that sales and marketing expenses in dollar terms will continue to increase as the Company increases its sales and marketing efforts for continued growth of business.

                                  March 31,  March 31,       %
                                     2000       1999      Change
(in thousands)                    ---------- ---------- -----------
General and administrative.....     $5,755     $8,627       33%
  as a percentage of revenue...       9.5%      50.4%       81%
General and administrative expenses consist primarily of administrative salaries and benefits, insurance, facility, legal, accounting, investor relations and other business support costs.

As reflected in the table above general and administrative expenses for fiscal 2000 were reduced $2.9 million or 33% as compared to fiscal year 1999. General and Administrative Expenses as a percentage of net revenues in fiscal 2000 decreased to 9.5% from 50.4% in fiscal 1999.

Substantial amount of the General and Administrative Expenses were costs for streamlining non-performing operations, such as severance pays and disposal of certain assets; and legal and professional fees for resolving issues incurred and unfinished in the past, such as the net tangible asset requirements for continued listing on Nasdaq. As these issues are being resolved, the Company anticipates that the General and Administrative Expenses will continue to reduce in the fiscal year ending March 31, 2001.

Liquidity and Capital Resources

Working capital at March 31, 2000 was $136,000 compared to a working capital deficit at March 31, 1999 of $(170,000). In addition to cash generated from operations, and funds received from private sales of debt and equity securities, the Company has established credit lines of about $25 million with banks, which include about $16 million for issuing letters of credit, to fund the operations in Korea. The Company continues to actively search for additional credit lines and other sources of funds to support its growth plan. To that end, in July 2000, the Company entered into a letter agreement to secure an equity line from an investment institution in the amount of $25 million, subject to due diligence and certain other conditions. Additionallly the Company has been informed by it's major shareholder that it will continue to provide funds, when needed by the Company, in the form of exercising stock option currently held. Estimated amount that could be obtained from this would be $2.3 million. The Company believes that its existing cash balance, cash generated from operations and its existing credit lines will be sufficient to fund its current operations for at least the next twelve months.

Net cash used by operating activities was $1.0 million for the fiscal year ended March 31, 2000, compared to $12.2 million net cash used for the fiscal year ended March 31, 1999. Substantially all of the net cash used by operating activities in the fiscal year ending March 31, 2000 was represented by the issuance of a note receivable to OPLI in the amount of $3.5 million, increased Accounts Receivable of $1.1 million, increase in Other Assets of $1.3 million, and increased Accrued Liabilities of $1.4 million. Net cash provided in FY 2000 was net income of $.8 million adjusted for non-cash charges for depreciation and amortization of $1.3 million, reduction in inventories of $3.0 million, an increase in Other Payables of $.4 million,the minority interest in our Korean subsidiary of $.3 million and the loss of $.3 million taken upon the sale of the minority interest, and several lessor items totaling $.3 million. Substantially all of the net cash used in operating activities for the fiscal year ended March 31, 1999 totaling $12.2 million was made up of net losses of $18.8 million and increased inventory of $2.8 million. This was offset by charges for depreciation and amortization expense of $2.0 million, increase in accounts payable of $2.8 million,a reduction in accrued liabilities of $1.0 million, increased prepaid expenses and other current assets of $1.2 million, reduction in Accounts Receivable of $.4 million, loss on disposal of fixed assets $.3 million, and retructuring loss taken of $1.1 million.

Net cash used in investing activities was $0.8 million for the fiscal year ended March 31, 2000 compared to $2.0 million used by investing activities for the fiscal year ended March 31,1999. Substantially all of the cash used in investing activities for the fiscal year ended March 31, 2000 consisted of the acquisition of property and equipment of $0.8 million. Net cash used by investing activities for the fiscal year ended March 31, 1999 was in the acquisition of property and equipment of $3.8 million and the sales of short term investments of $0.2 million partially offset by the proceeds from sale of assets of $.8 million and the maturity of short term investments of $1.3 million.

Net cash provided from financing activities for the year ended March 31, 2000 was $6.6 million and consisted of bank borrowings of $5.6 million, issuance of notes payable of $0.7 million, repayment of a note receivable $0.9 million, exercise of stock options in the amount of $0.3, and cash received from purchase of minority interest in Korean subsidiary of $0.5 million. Offsetting the cash provided was a repayment of short term bank borrowings of $1.4 million. For the prior fiscal year ending March 31, 1999 net cash provided of $9.6 million was generated from the sale of common stock of $1.0 million, sale of convertible promissory notes and preferred stock totaling $6.5 million, and short term borrowings of $2.1 million.

The above activities resulted in increases in cash and cash equivalents to $6.3 million at the end of fiscal 2000 compared with $1.3 million for fiscal 1999.

Year 2000 Compliance

In prior years, we implemented a Year 2000 project to address the issue of computer software and hardware correctly processing dates through and beyond the Year 2000. The goal of this project was to ensure that all computer software and hardware that we use or rely upon is retired, replaced or made Year 2000 compliant before December 31, 1999. For example, the accounting system that we used were found to have some Y2K related problems under certain conditions. We have successfully switched to a new system which is Year 2000 Compliant.

To date, we have not experienced any other Year 2000 related operational issues and are not aware of any material potential problems that may arise as a result of Year 2000 issues either from our own internal systems or from the products and services of third parties upon which we rely. However, we cannot provide any assurance that no Year 2000 issue will effect our operations or those of the third parties in the future.

The costs of our Year 2000 readiness program is estimated to be approximately $100,000, which were charged to expense as incurred, and did not include potential costs related to any customers or other claims or the cost of internal software or hardware replaced in the normal course of business. Any remaining expenses related to remediation efforts will be charged to expenses as incurred. We will continue to monitor our business-critical computer applications and those of our suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 problems that may arise are promptly addressed.

Outlook

The Company continues to focus on high-volume products based upon its DVD intellectual property portfolio. Within one year of introduction, our offerings of DVD-ROM drives and DVD loaders have gained acceptance in the marketplace and fueled the rapid growth of the Company, establishing an entryway for future product offerings. The Company is finalizing its next generation DVD-ROM drive and new models of DVD loaders, to be shipping in Fall 2000 at significant levels.

We believe our ongoing business is profitable at both the operating and net income level. We will continue to encounter intense competition and pricing pressure in the fiscal year ending March 31, 2001. Cost improvement programs and other measures have been in place to offset the pricing pressure. The margin for most of the sales in the coming fiscal year is expected to be maintained at the level of about 10%, give or take 1 to 2%.

The outlook for the first quarter ending June 30, 2000 is profitability with revenues in excess of $20 million. For the fiscal year ending March 31, 2001 we are budgeting revenues of about $100 million with solid operating and net income levels.

Item 7. Financial Statements

DIGITAL VIDEO SYSTEMS, INC.

Index to Consolidated Financial Statements
                                                                  Page
Report of Burr, Pilger & Mayer, Independent Auditors.........

Report of C. G. Uhlenberg & Co., LLP, Independent Auditors...

Consolidated Balance Sheet - Year ended March 31, 2000.......

Consolidated Statements of Operations -
    Years ended March 31, 2000 and 1999......................

Consolidated Statements of Stockholders' Equity -
    Years ended March 31, 2000 and 1999......................

Consolidated Statements of Cash Flows -
    Years ended March 31, 2000 and 1999......................

Notes to Consolidated Financial Statements...................

REPORT OF BURR, PILGER & MAYER, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Digital Video Systems, Inc.

We have audited the accompanying consolidated balance sheet of Digital Video Systems, Inc. and subsidiaries as of March 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended March 31, 2000. The consolidated financial statements are the responsibility of the Digital Video Systems, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Video Systems, Inc. and subsidiaries as of March 31, 2000, and the results of their operations and their cash flows for the year ended March 31, 2000 in conformity with generally accepted accounting principles.

Burr, Pilger & Mayer, Inc.

Palo Alto, California
July 28, 2000

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

C. G. Uhlenberg & Co. LLP
Redwood City, California
June 29, 1999
    Except for Note 7 for which
    the date is July 21, 2000

                    DIGITAL VIDEO SYSTEMS, INC.
                    CONSOLIDATED BALANCE SHEET
         (in thousands, except share and per share amounts)

                         March 31, 2000

                            ASSETS

Current assets:
  Cash and cash equivalents..........................     $4,259
  Restricted cash ...................................      2,021
  Accounts receivable, less allowance for doubtful
   accounts of $4,348 ...............................      1,875
  Inventories........................................      4,769
  Prepaid expenses and other current assets..........      2,094
  Notes receivable - related party...................        639
                                                       ----------
    Total current assets.............................     15,657
                                                       ----------

Property and equipment, net of depreciation..........      2,227
Investment in Shanghai...............................         87
Notes receivable - related party.....................      1,943
Intangibles..........................................      1,698
Other assets.........................................      1,363
                                                       ----------
    Total assets ....................................    $22,975
                                                       ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of Credit.....................................     $5,559
  Accounts payable...................................      5,518
  Other payable......................................        396
  Notes payable - related party......................        729
  Accrued liabilities................................      2,963
  Capital lease obligation...........................        356
                                                       ----------
    Total current liabilities........................     15,521

Long-term liabilities:
  Notes payable - long-term..........................        768
  Minority interest..................................     $1,086
                                                       ----------
    Total liabilities................................     17,375
                                                       ==========

Stockholders' equity:
  Preferred stock, $0.0001 par value,
   5,000,000 shares authorized; no shares issued
   and outstanding at March 31, 2000.................         --
  Common stock, $0.0001 par value,
   80,000,000 shares authorized; 5,646,905
   shares issued and outstanding at March 31, 2000...          1
  Additional paid-in capital.........................     68,088
  Accumulated deficit................................    (63,986)
  Cumulative translation adjustments.................      1,802
  Deferred Compensation..............................       (305)
                                                       ----------
    Total stockholders' equity.......................      5,600
                                                       ----------
    Total liabilities and stockholders' equity.......    $22,975
                                                       ==========

The accompanying notes are an integral part of this statement.

                    DIGITAL VIDEO SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts)

                                                Year Ended March 31,
                                                ---------------------
                                                   2000       1999
                                                ---------- ----------
                                                          (as restated)
Net revenue....................................   60,292     17,111

Cost of revenue................................   52,509     16,367
                                               ---------- ----------
    Gross profit...............................    7,783        744
                                               ---------- ----------
Operating expenses:
  Research and development.....................    2,367      6,193
  Sales and marketing..........................    1,828      3,072
  General and administrative...................    5,755      8,627
  Purchased in-process research and
   development.................................      125        500
  Restructuring (gain) loss....................   (3,450)     1,134
                                               ---------- ----------
    Total operating expenses...................    6,625     19,526
                                               ---------- ----------
    Gain (loss) from operations ...............    1,158    (18,782)

Other income (expenses)
  Interest expense.............................     (389)      (104)
  Other income.................................      778         54
  Loss on disposal of fixed assets.............      (87)        --
  Loss on sale of interest in Korean subsidiary     (262)        --
                                               ---------- ----------
    Income (loss) before income tax provisions
      and minority interests...................    1,198    (18,832)

  Provision for income taxes...................      (13)        --
                                               ---------- ----------
    Income (loss) before minority interests....    1,185    (18,832)

Minority interest..............................      324         --
                                               ---------- ----------
    Net income(loss)...........................  $   861   ($18,832)
                                               ========== ==========
Basic net income (loss) per share..............  $  0.20     ($1.27)
                                               ========== ==========
Diluted net income (loss) per share............  $  0.16     ($1.27)
                                               ========== ==========

The accompanying notes are an integral part of this statement.

                          DIGITAL VIDEO SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                     Convertible                          Additional
Accumulated
                      Preferred                         paid-in capital
Other      Defer-
                        Stock         Common Stock     ----------------  Accumu-
Comprehensive  red
                     -------------  ----------------- Preferred  Common   lated
Income      Compen-
                     Shares Amount    Shares   Amount   Stock    Stock   Deficit
(Expense)    sation    Total
                     ------ ------  ---------- ------  -------  -------  -------  -------
-----  -------  -------
BALANCE AT March
 31, 1998 as previously
 reported..........      --    $--  20,970,164     $3       --  $56,510 ($46,015)
($249)       ($73)   $10,176
                     ------ ------  ---------- ------  -------  -------  -------  -------
-----  -------  -------
 1 for 7 stock split
 effective August 13,
 1999..............      --     -- (17,974,426)   (2)       --        2       --       --
--         --
                     ------ ------  ---------- ------  -------  -------  -------  -------
-----  -------  -------
BALANCE AT March
 31, 1998..........      --     --   2,995,738      1       --  $56,512 ($46,015)
($249)       ($73)   $10,176
                     ------ ------  ---------- ------  -------  -------  -------  -------
-----  -------  -------
Comprehensive income:
 Net loss..........      --     --          --     --       --       --  (18,832)      --
--    (18,832)
 Translation
   adjustment......      --     --          --     --       --       --       --    1,849
--      1,849

-------

(16,983)

-------
Comprehensive income
 Exercise of common
  stock options....      --     --      24,881     --       --       23       --       --
--         23
 Issuance of common
  stock to Hyundai
  for DVD-ROM
  technology.......      --     --     285,714     --       --    3,500       --       --
--      3,500
 Conversion of
  promissory notes
  to common stock..      --     --     301,391     --       --    1,307       --       --
--      1,307
 Issuance of common
  stock options....      --     --          --     --       --        2       --       --
--          2
 Issuance of preferred
  stock............   6,475     --          --     --    3,378    2,649       --       --
--      6,027
 Amortization of
  deferred
  compensation.....      --     --          --     --       --       --       --       --
73         73
                     ------ ------  ---------- ------  -------  -------  -------  -------
-----  -------  -------
BALANCE AT March
  31, 1999.........   6,475     --   3,607,724      1    3,378   63,993  (64,847)
1,600          0      4,125
                     ------ ------  ---------- ------  -------  -------  -------  -------
-----  -------  -------
Comprehensine income:
 Net loss..........      --     --          --     --       --       --      861        -
-         --        861
 Translation
   adjustment......      --     --          --     --       --       --       --
202         --        202

-------

1,063

-------
Comprehensine income:
 Exercise of common
  stock options....      --     --      33,712     --       --      193       --        -
-         --        193
 Conversion of pre-
  ferred stock to
  common stock.....  (6,475)    --   1,968,083     --   (3,378)   3,378       --        -
-         --         --
 Issuance of common
  stock............      --     --      37,386     --       --      123       --        -
-         --        123
 Deferred compensation
  for options granted    --     --          --     --       --      401       --        -
-       (311)        90
 Amortization of
  deferred
  compensation.....      --     --          --     --       --       --       --        -
-          6          6
                     ------ ------  ---------- ------  -------  -------  -------  -------
-----  -------  -------
BALANCE AT March
 31, 2000..........      --     --   5,646,905      1       --   68,088  (63,986)
1,802       (305)     5,600
                     ====== ======  ========== ======  =======  =======  =======
============  =======  =======

The accompanying notes are an integral part of this statement.

                     DIGITAL VIDEO SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)

                                              Year Ended
                                               March 31,
                                         -------------------
                                           2000      1999
                                         --------- ---------
OPERATING ACTIVITIES                              (as restated)
Net income (loss).....................    $   861  ($18,832)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Minority interest...................        324        --
  Loss on sale of interest in Korean
    subsidiary........................        262        --
  Restructuring (gain) loss...........     (3,450)    1,134
  Depreciation........................        607       771
  Amortization........................        676     1,205
  Loss on disposal of fixed assets....         87       309
Stock options compensation expense....        134        --
  Purchased in-process research and
   development........................         --       500
  Write-off of operating and
   intangible assets .................         --       101
Changes in operating assets and
  liabilities:
    Accounts receivable...............     (1,113)      378
    Inventories.......................      3,016    (2,783)
    Prepaid expenses and other
      current assets..................       (119)    1,173
    Other assets......................     (1,290)       --
    Accounts payable..................         79     2,841
    Accrued liabilities...............     (1,445)      988
    Other payable.....................        396        --
                                         --------- ---------
      Net cash provided by (used in)
       operating activities...........       (975)   (12,215)
                                         --------- ---------
INVESTING ACTIVITIES
Acquisition of property and equipment.       (758)   (3,807)
Proceeds from disposal of
 property and equipment...............         --       842
Sale of short-term investment.........         --      (217)
Maturities of short-term investments..         --     1,250
Other investing activities............         --       (83)
Investment in Shanghai joint venture..        (87)       --
                                         --------- ---------
      Net cash provided by (used in)
       investing activities...........       (845)   (2,015)
                                         --------- ---------
FINANCING ACTIVITIES
Proceeds from the sale of common
 share................................         --       952
Proceeds from the sale of
 convertible promissory notes.........         --     4,475
Proceeds from the sale of
 preferred stock......................         --     2,000
Proceeds from the exercise of stock
 options..............................        316        24
Proceeds from line of credit borrowing      5,559        --
(Repayment) proceeds from
 bank borrowings......................     (1,352)    2,140
Proceeds from repayment of notes
 receivable...........................        868        --
Proceeds from exercise of option to purchase
 interest in Korean subsidiary........        500        --
Proceeds from issuance of notes payable       729        --
                                         --------- ---------
      Net cash (used in) provided by
       financing activities...........      6,620     9,591
                                         --------- ---------
Effect of exchange rate changes.......        202        --
Net increase (decrease) in cash and
 cash equivalents.....................      5,002    (4,639)
Cash and cash equivalents at beginning
 of year..............................      1,276     5,915
                                         --------- ---------
Cash and cash equivalents at end of
year..................................     $6,280    $1,276
                                         ========= =========
Supplemental disclosure of cash flow
 information:
  Interest paid.......................       $462      $104
                                         ========= =========
Supplemental disclosure of non-cash
 transaction:
  Issuance of stock for
  acquisition of DVD-ROM asset........     $   --    $3,500
  Capital lease.......................     $  356    $   --
  Conversion of promissory notes into Series C
    Convertible Preferred Stock            $4,475    $   --
  Conversion of Series C Convertible Preferred
    Stock into Common Stock shares         $6,475    $   --

The accompanying notes are an integral part of this statement.

DIGITAL VIDEO SYSTEMS, INC.

Notes to Consolidated Financial Statements

Amounts in Thousands

1. The Company and its Significant Accounting Policies

The Company
Digital Video Systems, Inc. ("DVS" or "the Company") develops and markets DVD-ROM drives, DVD loaders, video engines, and certain computer peripherals.

A significant portion of the Company's operations are based outside of the United States, principally in South Korea and China. As a result, the Company must comply with a wide variety of foreign laws and regulations. In particular, the Company may be materially adversely affected by changes in the political, social and economic conditions in these countries, and by changes in government policies with respect to such matters as laws and regulations, methods to address inflation, currency conversion and restrictions and rates and methods of taxation.

Financial Results & Liquidity
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained losses from operation in recent years and has an accumulated deficit of $63,986. In addition, the company has used rather than provided, cash in its operations. As a result of the foregoing matters, recoverability of a major portion of the recorded assets amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the company's ability to obtain financing until operations produce funds sufficient to meet its financing requirements on a continuing basis. The financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has recently reduced operating expenses, exited and sold the residual assets form certain operations, benefited from the current profitability of the Company's foreign subsidiary, DVS Korea, and obtained equity and debt financing . However, substantial amounts of funding are needed to discharge the Company's liabilities from prior years in which substantial operating losses were incurred, and to meet the operating obligations of the U.S. based headquarters and other operations. A substantial portion of the Company's assets are dedicated to the operations of DVS Korea . The funds from that operation, to support the U.S Headquarters and other activities, is currently limited to payments of $100 per month under a license agreement between DVS Korea and the U.S. based parent company which was effective April 1, 2000.

Management has received a commitment from its largest shareholder, OPLI, to provide equity financing up to $2.2 million through the exercise of existing common stock options and to accelerate payments due under its $2.5 million note to the Company as the Company requires working capital during its next business cycle. Also, management has recently executed a letter of agreement for a common stock issue up to $25 million. However, this financing is currently contingent upon successful completion of due diligence procedures, legal review and the underlying securities becoming the subject of an effective registration statement. Management believes the Company will have sufficient working capital to provide it with the ability to continue in existence through its next fiscal year.

Basis of Presentation
The accompanying condensed consolidated financial statements of DVS include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the level of accounts receivable and inventory reserves. Actual results could differ from those estimates.
Cash and Equivalents and Short-term Investments
Cash and cash equivalents include money market accounts and highly liquid debt instruments with a remaining maturity of three months or less at the date of purchase. Short-term investments consist of money market instruments, investments in municipal bonds and mutual funds with carrying values which approximate their market values. Restricted cash of $2,021 represents short term investments and marketable securities for DVS Korea for collateral related to short term borrowings and other required deposits.

As of March 31, 2000, the estimated fair value of the cash equivalents and short-term investments consisted of cash and money market funds in the amount of $6,280.

Revenue Recognition
Net revenues include product and component sales, development and revenue from development and servicing activities.

Revenue from product and component sales are recognized upon the later of shipment, acceptance of the product by the customer, or when payment from the customer is assured. The Company offers limited stock rotation and price protection under certain programs. The Company estimates and maintains a reserve for product returns and price protection.

Development revenue is recognized based upon the completion of specified milestones in accordance with the agreement terms, typically as costs are incurred. Costs related to development revenues are included in cost of revenues in accompanying statements of operations. Service revenues are recognized as cash is received for services performed.

Advertising Expense
Advertising expenditures are charged to operations as incurred and total $10 and $330 in fiscal 2000 and 1999, respectively.
Property and Equipment
Property and equipment are stated at cost net of accumulated depreciation and amortization over their estimated useful lives. Depreciation and amortization are computed using the straight-line method over the assets estimated useful lives of three to seven years.

The Company has adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of". In the fiscal year ending March 31, 1999, the Company wrote-down the assets of its New Media division and ViComp subsidiary.

Intangibles
Intangible assets consist of acquired technology and purchased goodwill and are stated at cost net of accumulated amortization or at their impaired value. Amortization is computed using the straight-line method over the assets estimated useful lives of 5 months to 7 years.
Foreign Currency Translation
The functional currency of the Company's foreign subsidiaries is the local currency. Translation adjustments, which result from the process of translating foreign currency financial statements into U.S. dollars, are included as a separate component of stockholders' equity. Transaction gains and losses, which have not been material to date, are included in interest and other income in the accompanying statement of operations.
Comprehensive Income
The Company adopted SFAS 130 on April 1, 1998. Under SFAS 130, the Company is required to display comprehensive income and its components as part of the Company's full set of financial statements. Other comprehensive income(expense) includes certain changes in equity that are excluded from net income(loss), such as, translation adjustments, unrealized holding gains and losses on available-for-sale marketable securities and certain derivative instruments. The Consolidated Statements of Shareholders' Equity reflect comprehensive income(loss) for years ended March 31, 2000, and 1999.

2. Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments, and receivables from customers. The Company primarily invests its cash equivalents and short-term investments in time deposits with high-credit quality institutions and corporate bonds and notes. The Company is exposed to credit risk in the event of default by these institutions and corporate entities to the extent of the amount recorded in the balance sheet. At times cash balances held at financial institutions were in excess of federally insured limits. At March 31, 2000, the Company had an amount of $638 over the FDIC limit. With respect to receivables from customers, the Company primarily sells its products worldwide to original equipment manufacturers and product distribution companies in Asia. The Company generally does not require collateral, and maintains reserves for potential credit losses. Continued

3. Inventories

Inventories consisted of the following at March 31, 2000:
    Raw materials ................  $ 1,554
    Work-in-process ..............    2,610
    Finished goods ...............    2,016
                                    -------
        Total inventories ........    6,180
        Less inventory reserves ..   (1,411)
                                    -------
        Net inventories ..........  $ 4,769
                                    =======

4. Property and Equipment

Property and equipment consisted of the following at March 31, 2000:
    Machinery and computer equipment ......  $ 3,370
    Furniture and fixtures ................      782
        Total property and equipment ......    4,152
    Accumulated depreciation ..............   (1,925)
        Net property and equipment ........  $ 2,227
Depreciation expense totaled $607 and $771 in 2000 and 1999, respectively. Property and equipment included $893 of capitalized leases, with related accumulated depreciation of $521.

5. Intangible Assets

Intangible assets consisted of the following at March 31, 2000:
    Goodwill ..................................    $ 655
    Intangible assets of acquired businesses ..    2,400
    Purchased licenses ........................      500
                                                  -------
        Total intangible assets ...............    3,555
        Less: accumulated amortization ........   (1,857)
                                                  -------
                                                 $ 1,698
                                                  =======
Intangible assets will be amortized on a straight-line basis over their estimated useful lives of three or seven years. The intangibles-developed technology acquired was determined during fiscal year March 31, 2000 to provide future product developments in the coming years. Thus, the estimated useful life of the amortization period was changed effective July 1, 1999 from three to seven years.

6. Business Combinations

In June 1998, the Company completed the acquisition (the "DVD-ROM" Acquisition) of a perpetual, worldwide, royalty-free license to DVD-ROM technology owned by Hyundai Electronics Industries, Co., Ltd. ("Hyundai") in exchange for 285,714 shares of the Company's common stock. In addition, the Company, through a wholly-owned subsidiary, DVS-Korea, completed the acquisition of DVD-ROM manufacturing capabilities, a related research and development team and management from Hyundai for $1 million in cash. In addition to the license of DVD-ROM technology the acquisition provides the Company DVD-ROM manufacturing capabilities, a related research and development team and management from Hyundai. With this acquisition, the Company gained additional DVD intellectual property, supply and manufacturing relationships, and additional product lines.

This transaction was accounted for as a purchase. The total purchase price of approximately $4.7 million included cash of $1 million, the issuance of 285,714 shares of common stock and related acquisition costs of $162. In-process research and development of $500 was expensed for the year ended March 31, 1999.

Based upon a valuation, the purchase price was allocated at March 31, 1999 as follows:

    Current assets ........................    $ 75
    Equipment .............................   1,032
    Intangibles-developed technology ......   2,400
    Goodwill ..............................     655
    In-process research and development ...     500
                                            --------
                                            $ 4,662
                                            ========

7. Prior Period Adjustments

During the fiscal year ended March 31, 1999, the Company entered into an agreement which granted Oregon Power Lending Institution, an Oregon corporation (OPLI) options to acquire 428,572 shares of common stock in connection with the conversion of promissory notes into preferred stock. The options were 100% vested upon grant. None of the options have been exercised to date. On the March 31, 1999 financial statements, the Company recorded $2,649 as a general and administrative expense equal to the fair value of these options. Since the options were granted as part of capital fundraising efforts, an adjustment of $2,649 has been made to reverse this expense in the prior year and charge to additional paid-in capital.

In addition, settlement costs of $450 representing commissions owed associated with the previously mentioned capital fundraising were accrued in the prior year and charged to a general and administrative expense. An adjustment has been made to reverse this expense in the prior year and charge additional paid-in capital upon issuance of these shares.

                                                          Additional
                                                Net        Paid-In
                                            Income(Loss)   Capital
                                            ------------  ----------
    As originally reported ...............   $ (21,931)    $ 70,470
    Adjustment for options issued with
        preferred stock ..................       2,649       (2,649)
    Adjustment for equity finder fee .....         450         (450)
                                             ----------   ----------
    Restated balance .....................   $ (18,832)    $ 67,371
                                             ==========   ==========

8. Note Receivable - Related Party

On September 30, 1999, the Company entered into an Asset Purchase and Option Agreement ("the Agreement") with OPLI, a related party. Pursuant to the Agreement, the Company sold the assets used in its Digital Video Business, which are comprised of the Ad Insertion Business segment and the Video on Demand Businesses. The assets included the tangible personal property used in the Digital Video Business, including all fixed assets, inventory and equipment used in the Digital Video Business, the Company's right to operate the Digital Video Business, all books and records of the Company which relate to the Digital Video Business, all of the Company's patents and other intellectual property relating to the Digital Video Business, and all goodwill related to the Digital Video Business (as more fully described in the Agreement, the "Purchase Assets".) Certain assets described in the Agreement, including outstanding accounts receivable related the Digital Video Business, were excluded from the transaction.

The purchase price for the Purchased Assets and for the Option (described below) was $3,450. The purchase price was paid by delivery of a promissory note in the principal amounts of the purchase price (the Note). Principal on the Note is payable in 36 equal monthly installments commencing on October 31, 1999. The unpaid principal balance of the Note bears interest at an annual rate of 7%. The Note is secured by a first priority security interest in favor of the Company in the Purchased Assets and a first priority pledge in favor of the Company of 862,500 shares of common stock of the Company owned by OPLI

Pursuant to the terms of the Agreements, OPLI received the option (the Option) to acquire 212,000 shares (the Option Shares) of the common stock of DVS Korea Ltd., a corporation organized under the laws of the Republic of Korea and a wholly owned subsidiary of the Company (DVS Korea). The Option Shares constitute 20% of the issued and outstanding shares of capital stock of DVS Korea. The option was exercisable in whole or in part, for an aggregate exercise price of $500 payable in cash upon exercise of the Option.

The Digital Video Business assets sold to OPLI were written off the books as of March 31, 1999 as part of a restructuring. As a result, no book value for these assets exists as of the date of the transaction. During the fiscal year ended March 31, 2000, OPLI purchased the Digital Video Business from DVS for a total of $3.45 million in the form of the note receivable discussed above.

The sale of the assets was recorded as a note receivable and a $3.45 million recognized as a restructuring gain.

OPLI exercised its right to acquire the option shares in November, 1999. The Company received cash in the amount of $500 and recognized a $262 loss on the sale.

9. Line of Credit

The Company has lines of credit with several Korean banks during the year ended March 31, 2000, with borrowing limits varying from $1 million to $4.5 million. The total borrowing limit as of March 31, 2000 was $9.1 million. Borrowings under these lines of credit incur interest at prime rates between 7.75% to 10.30%, and are guaranteed by The Korea Technology Guarantee Trust Fund. The expiration dates for these lines of credit are September 30, 2000. Cash and cash equivalent deposits of approximately $2 million are restricted as collateral for lines of credit.

The provisions of these lines of credit contain no covenants related to the maintenance of working capital or other financial ratios. As of March 31, 2000, the Company owed a total of $5,559 on the lines of credit. The Company also has $15.8 million as payment guarantees for letters of credit.

10. Notes Payable

The Company has unsecured loans from various related parties for the year ended March 31, 2000. Interest rates for these loans vary from 8% to 10%. As of March 31, 2000, a summary of the outstanding balances for related party loans is as follows:
    Related Party   Interest Rate   Due Date   Balance
    -------------   -------------   ---------  --------
        EMEE             10%        On demand    $ 65
        OPLI             10%        On demand      10
        OPLI             10%        On demand      90
        OPLI             10%        On demand      14
    Jiahong Zang          8%        On demand      20
     Edmund Sun           8%         8/31/00      530
                                               --------
                                                $ 729
                                               ========

11. Long-term Debt

Long-term debt for the year ended March 31, 2000 consisted of the following:
Unsecured note payable due to Hanvit Bank, with
  interest rate of 6%, due on June 15, 2004 ..........   $ 618
Unsecured note payable due to Hare & Co., with
  interest rate of 6%, due on October 29, 2001 .......     150
                                                        -------
    Total debt .......................................   $ 768
    Less current portion .............................     (--)
                                                        -------
    Total long-term debt .............................   $ 768
                                                        =======
Repayments of long-term borrowings for:
                    Amount
                    ------
    2000 .........  $  --
    2001 .........    253
    2002 .........    206
    2003 .........    206
    2004 .........    103
                    ------
        Total ....  $ 768
                    ======

12. Commitments

Lease Commitments
The Company leases its facilities and certain office equipment under uncancelable leases that require the Company to pay operating costs, including property taxes, insurance and maintenance. Future minimum lease payments under these operating leases at March 31, 2000 are as follows:
    2001 .........   $ 481
    2002 .........     130
    2003 .........     135
    Thereafter ...      98
                    -------
                     $ 844
                    =======
Rent expense charged to operations was approximately $434 and $823 for the fiscal years ended March 31, 2000 and 1999, respectively. Future lease payments under capital leases amounting to $356 are due in the fiscal year ending March 31, 2000.

13. Minority Interest

During the fiscal year ended March 31, 2000, OPLI, a related party to the Company, entered into an agreement with the Company to purchase the Company's DV business and an option to purchase 20% of DVS Korea stock for $3.45 million, and an additional $0.5 million to exercise the option when certain conditions are met.

OPLI exercised the option to purchase 20% of DVS-Korea effective November 23, 1999. DVS Korea's net book value of the 20% interest at that time was $762. The difference between the 20% interest in the net book value and the option price of $262 has been recognized as a loss on the consolidated financial statements for fiscal year ended March 31, 2000.

14. Income Taxes

The components of income (loss) before provision for income taxes were as follows:

                         Year Ended March 31,
                          2000          1999
                                   (as restated)
                      -----------  -------------
    Domestic .......    $ (786)      $ (12,635)
    Foreign ........     1,647          (6,197)
                      -----------  -------------
      Total ........     $ 861       $ (18,832)
                      ===========  =============
The provision for income taxes in 2000 was comprised of foreign taxes amounting to $13.

The differences between the expense (benefit) for income taxes and the amount computed at the U.S. statutory income tax rate are as follows:

                                                 Year Ended March 31,
                                                   2000       1999
                                                 --------  ----------
Tax at U.S. statutory rate ....................   $ 306    $ (7,460)
Utilization prior year net operating losses ...    (293)         --
Losses for which no tax was recognized ........      --       7,448
Other, net ....................................      --          12
                                                 --------  ----------
    Total .....................................    $ 13        $ --
                                                 ========  ==========
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at March 31, 2000 are as follows :
Deferred tax assets:
    Net operating loss carryforwards ..................  $ 14,975
    Reserves and other accrued expenses
        not yet deductible for taxes ..................       279
    Depreciation timing differences ...................      (248)
                                                         ---------
        Total deferred assets .........................    15,006
                                                         ---------
        Valuation allowance for deferred tax assets ...   (15,006)
                                                         ---------
        Net deferred tax assets .......................  $     --
                                                         =========
The increase in valuation allowance for deferred taxes for the year ended March 31, 2000 and 1999 was $1,187 and $539, respectively.

The Company has federal net operating loss carryforwards as of March 31, 2000 of approximately $42 million expiring at various dates through 2019 and $8 million state net operating loss carryforwards expiring at various dates through 2004. Due to the "change in ownership" provisions of the Internal Revenue Code, the availability of the Company's net operating loss and credit carryforwards may be subject to an annual limitation in future periods. Such a change could substantially limit the eventual tax utilization of these carryforwards.

Under Korean tax regulations the Company's Korean subsidiary is allowed a foreign investment exemption, currently 80% of taxable income, for 7 years from the taxable year after the year in which the Korean subsidiary first recognize taxable income, which was fiscal 2000. The Korean subsidiary is then allowed an additional 3 year exemption at 50% of its foreign investment ratio.

15. Net Income (Loss) Per Share

The computation of net income (loss) per share was as follows:
                                       Income (loss)   Shares     Per Share
                                        (Numerator) (Denominator)  Amount
                                        ----------  ------------  --------
Twelve months ended March 31, 2000:
  Basic income .......................      $861     4,363,152      $ .20
  Effect of dilutive stock
    options and warrants .............        --     1,092,240       (.04)
                                        ----------  ------------  --------
  Diluted loss per share .............      $861    $5,455,392      $ .16
                                        ==========  ============  ========
Twelve months ended March 31, 1999:
  Basic and diluted loss .............  $(18,831)   $2,449,142     $(7.69)
  Effect of dilutive stock
    options and warrants .............        --            --         --
                                        ----------  ------------  --------
  Basic and diluted net loss
    per share ......................... $(18,831)   $2,449,142     $(7.69)
                                        ==========  ============  ========
At March 31, 2000 and 1999 1,143,645 and 1,143,645 shares of common stock in escrow were excluded from the calculation of basic and diluted earnings per share.

At March 31, 2000 and 1999, respectively, 18,450,000 and 18,450,000 of Class A and Class B warrants were excluded from the calculation of diluted loss per share because their effect is anti-dilutive. At March 31, 2000 and 1999, respectively, 65,928 and 207,454 options were excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

16. Stockholder's Equity

Stock Split
On August 13, 1999, the Company declared a 1 for 7 reverse stock split of the Company's common stock. All share and per share data in the accompanying consolidated financial statements have been restated to give effect to the stock split.
Preferred Stock
In March 1999, the Company issued 6,475 shares of Series C Convertible Preferred Stock to OPLI in exchange for the conversion of $4,475 of Convertible Promissory Notes and $2,000 in cash. In connection with the transaction OPLI was also granted two year options to acquire 428,571 shares of common stock at $5.25 per share. The transaction was approved by a majority vote of the common shareholders.
Common Stock
In April 1999, OPLI converted the 6,475 shares of Series C Convertible Preferred Stock into 1,968,083 shares of common stock. The options to acquire 428,571 shares at $5.25 per share are outstanding at March 31, 2000.
Escrowed Securities
As of March 31, 2000, 1,143,645 shares of the Company's common stock, 17,350 outstanding options to purchase common stock and 220,270 options available for future grant were subject to escrow.

In April 1996, the holders of the Company's common and preferred stock, and holders of options to purchase common stock pursuant to the Company's 1993 stock option plan, placed, on a pro rata basis, 1,116,135 of their shares and options to purchase 264,671 shares of common stock, respectively, into escrow, and a holder of an option to purchase 28,571 shares of Common Stock outside the Company's 1993 stock option plan placed all of such options into escrow. Additionally, 33,479 options reserved for future grant under the Company's 1993 Stock Option Plan were subject to escrow upon grant. The common stock and options will be released to the stockholders on a pro rata basis, in the event specified levels of pretax income of the Company for the year ended March 31, 2001 achieved, or the market price of the Company's common stock attains specified targets during a 36-month period commencing from the effective date of the registration statement relating to the Company's IPO. The pretax income levels are subject to proportionate adjustment upon the issuance of certain securities subsequent to the Company's IPO.

16. Stockholder's Equity

Escrowed Securities
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

Stock Option Plans
The Company's stock option plans provide for the granting of incentive stock options and nonstatutory stock options to employees, directors and consultants at prices ranging from 85% to 110% (depending on the type of grant) of the fair value of the common stock on the grant date as determined by the Board of Directors. Most options vest ratably over a four-year period commencing as of the date of grant. The Company has authorized 537,505 shares of common stock for issuance under the 1993 Stock Option Plan (the "1993 Plan"), 214,286 shares of common stock for issuance under the 1996 Stock Option Plan (the "1996 Plan"), and 571,429 shares of common stock for issuance under the 1998 Stock Option Plan (the "1998 Plan"). The options granted under the 1993 Plan, 1996 Plan and 1998 Plan are exercisable over a maximum term of ten years from the date of grant, and are subject to various restrictions as to resale and right of repurchase by the Company.

Had compensation expense been determined for stock options granted during the years ended March 31, 2000 and 1999, based on the fair value at grant dates consistent with SFAS No. 123, the Company's condensed Pro Forma Statement of Operations for those periods would have been as follows:

                                        Year Ended March 31,
                                          2000        1999
  Net income (loss):                   ---------  ----------
    As reported ....................     $ 861    $(18,831)
                                       =========  ==========
    Pro forma ......................     $ 429    $(19,964)
                                       =========  ==========
  Basic income (loss) per share:
    As reported ....................     $ .20      $(7.69)
                                       =========  ==========
    Pro forma ......................     $ .10      $(8.15)
                                       =========  ==========
  Diluted income (loss) per share:
    As reported ....................     $ .16      $(7.69)
                                       =========  ==========
    Pro forma ......................     $ .08      $(8.15)
                                       =========  ==========
Stock Option Plans
The weighted average estimated fair values of employee stock options granted during fiscal year 2000 and 1999 were $2.77 and $8.82 per share, respectively.

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2000 and 1999:

                                     Year Ended March 31,
                                      2000          1999
                                  -------------   -------
    Risk-free interest rate ...   5.06% - 6.62%     5.90%
    Dividend yield ............       0.00%         0.00%
    Volatility ................     96% - 114%    180.00%
    Average life ..............       4.50          1.27
Option activity under the 1993 Plan, 1996 Plan and 1998 Plan was as follows:
                                    Outstanding Options
                                --------------------------
                                Number of    Weighted Avg
                                  Shares    Exercise Price
                                ----------  --------------
Balance at March 31, 1998 ...     484,017      $17.42
  Options authorized ........          --          --
  Options granted ...........     463,557        7.42
  Options exercised .........     (21,607)       1.12
  Options canceled ..........    (408,564)      17.43
                                ----------  --------------
Balance at March 31, 1999 ...     517,403        8.20
  Options granted ...........     893,243        3.96
  Options exercised .........     (33,570)       5.46
  Options canceled ..........    (228,928)      11.32
                                ----------  --------------
Balance at March 31, 2000 ...   1,094,148        4.21
The following table summarizes information regarding stock options outstanding at March 31, 2000:
                                  Weighted
                                   Average
                                  Remaining      Weighted          Number        Weighted
   Range of      Outstanding at  Contractual      Average      Exercisable at     Average
Exercise Prices  March 31, 2000  Life (Years)  Exercise Price  March 31, 2000  Exercise
Price
---------------  --------------  ------------  --------------  --------------  ----------
----
 0.973 -  4.816      884,265         9.39           3.82          126,940           3.53
 5.467 -  7.658       26,930         8.81           5.84            8,186           6.14
 7.875 - 11.158      176,024         8.44           8.39          118,290           8.63
15.092 - 50.750        6,928         7.73          17.41            6,928          17.41
                 --------------                                --------------
                   1,094,148                                      260,344
                 ==============                                ==============
Other Options and Warrants
In connection with the sale of preferred stock to OPLI, the Company granted 24-month options to purchase 428,571 shares of Common stock at an exercise price of $5.25. None of these options have been exercised to date. The Board authorized a grant of options to Dr. Sun to purchase 695,752 shares subject to shareholders' approval and certain other conditions. These options have an exercise price of $ 3.85. The Board of Directors has authorized a contingent grant of options for Mali Kuo to purchase 250,000 shares of the Company's common stock, subject to attainment of certain financing targets for the Company. These options have an aggregate exercise price of $6.37 and expire within a certain time. None of these options have been exercised to date. 42,143 shares have been earned and issued through March 31, 2000.
Employee Stock Purchase Plan
In September 1997, the shareholders approved 71,429 shares for distribution under the Company's employee stock purchase plan which employees may purchase shares, subject to certain limitations, at no less than 85% of the lower of the fair market value of the shares at the beginning or end of a three-month purchase period. The first enrollment period for the stock purchase plan began on April 1, 1998. As of March 31, 2000, no shares have been distributed to employees under this plan.

17. Employee Benefit Plan

During fiscal 1998, the Company implemented a 401(k) tax-deferred savings plan under which all US employees may contribute up to 16% of their compensation, subject to certain Internal Revenue Service limitations. The Company has not contributed to the plan to date.

18. Segment Information

The Company operates in one business segment, which includes developing, producing and marketing digital video systems and sub-assemblers and computer peripherals.
                             Year Ended March 31,
                               2000      1999
    Product Line            ---------  ---------
       Net sales
          DVD products ...   $56,000    $12,300
          CD product .....     1,900      1,300
          All other ......     2,392      3,511
                            ---------  ---------
                             $60,292    $17,111
                            =========  =========
A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies, charges in local regulatory or economic condition could adversely effect operating results.

Geographic information for revenues and long-lived assets for the year ended March 31, 2000 and 1999 are as follows:

                                Year Ended March 31,
                                 2000        1999
    Product Line              ----------  ----------
       Net sales
          Domestic .........    $ 5,542     $ 7,173
          Foreign ..........     54,750       9,938
                              ----------  ----------
                               $ 60,292    $ 17,111
                              ==========  ==========
In fiscal year ended March 31, 2000 foreign sales to China were approximately $44.5 million.
       Identifiable assets
          Domestic .........    $ 5,277     $ 5,802
          Foreign ..........     17,698      10,291
                              ----------  ----------
                               $ 22,975    $ 16,093
                              ==========  ==========
During fiscal year March 31, 2000, the Company had one major customer, who individually accounted for over 10% of sales of $17.9 million. During fiscal year 1999, no single customer had 10% or more of sales.

19. Pending Litigation

The Company is involved in a pending lawsuit. Ambient Capital Group has filed suit against the Company seeking to recover a "commission" arising out of a private placement investment secured by the Company. The Company has filed a cross-complaint against Ambient Capital. Management is in the process of settlement with Ambient Capital Group and $450 has been provided as a liability related to this lawsuit.

The Company is also in litigation with its former corporate council regarding unpaid fees. The Company has filed a cross-complaint against the firm. The Company is in the process of settlement related to this litigation and has accrued $150 as a liability related to this lawsuit.

The Company has been named as a defendant in several other lawsuits in the normal course of its business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material effect on the consolidated financial statements of the Company.

Item 8. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure

Not Applicable.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act

Management of the Company

Set forth below is certain information with respect to the directors and executive officers of the Company as of the filing date of this report.
Name             Age    Position                Director Since
--------------- -----  -----------------------  -------------
Edmund Y. Sun    51    Co-Chairman and Chief      1992
                        Technology Officer
Mali Kuo         47    Co-chairman and Chief      1999
                        Executive Officer
Ande Abbott      57    Director                   1999

Michael Chen     48    Director                   1998

Young Sam Cho    46    Director                   1998
Philip B. Smith  64    Director                   1995
Douglas Watson   48    Director                   1998
Jiahong Zong     56    Director                   1999
Robert Baker     69    Corporate Controller        --
Dr. Edmund Y. Sun founded the Company in 1992 and has served as its Chairman of the Board since that time. Dr. Sun has also served as Chief Technical Officer of the Company since June 1998. From October 1992 to June 1998, Dr. Sun served as the Company's Chief Executive Officer and from October 1992 to May 1996, he served as the Company's President. Dr. Sun founded C-Cube Microsystems Inc. ("C-Cube"), a public company involved in the development of full-color still and motion picture compression technology, and was its Chief Executive Officer from March 1989 to September 1991, and Chairman of the Board from August 1988 until April 1993. Dr. Sun was also previously a founder, Vice President and Chief Technical Officer of Weitek Corporation, a public company involved in high-speed three-dimensional shaded graphics systems and the use of high speed chips in various computer applications. Dr. Sun is a director of CSS Laboratories Inc., a privately held company involved in computer hardware. Dr. Sun has a Ph.D. in Applied Physics and an M.S. in Electrical Engineering from California Institute of Technology, and a B.S. in Electrophysics from National Chiao-Tung University in Taiwan.

Mali Kuo was appointed as the Company's Chief Executive Officer and Co-Chairman of the Board in February 1999. From 1997 to 1998, she served as Chief Financial Officer and then later as Chief Executive Officer of Well Communications, Inc., a supplier of carrier telecommunications via satellite between the United States and Asia. From 1996 to 1997, she served as Executive Vice President of Unistar Technology Co., the manufacturer's representative in the United States for a major PCB manufacturer in Taiwan. From 1993 to the present, Ms. Kuo has arranged numerous large-scale financing projects which include negotiations of contracts in excess of $10 million for Astoria Metal Corporation, financing for acquisitions by Pacific Rim Metals, Inc. and financing of multi-unit housing projects in the San Francisco Bay Area. Ms. Kuo received her college education from Shih Chien College in Taiwan.

Ande Abbott has served as a Director since June 1999. Mr. Abbott has been a respected member of organized labor union for 32 years. For the past 21 years, he has worked in Washington D.C. where he is currently Assistant to the International President and Director of Legislation for the International Brotherhood of Boilermakers. He also serves as the Director of the Shipbuilding and Marine Division, making him responsible for 40 civilian and federal shipyards throughout the United States and Canada. His duties require him to lobby the U.S. Congress to advocate or oppose proposed legislation in the interests of the union's 90,000 members. Mr. Abbot has also served on the Executive Board of the Maritime Trades Department of the American Federation of Labor - Congress of Industrial Organizations since 1991. In addition to his union activities, Mr. Abbott also serves on the Department of Labor Trade Advisory Committee and is serving his second year on the Advisory Committee of the Export-Import Bank.

Michael Chen has served as a Director and a member of the Executive Committee since November 1998. Since 1992, Mr. Chen has served as the President of EMEE, Inc., a developer of intelligent electronic devices for automotive applications. Between 1987 and 1991, he worked at Cadence Design Systems, Inc., a world leader of ICCAD systems. Between 1981 and 1986, he worked at Xerox Palo Alto Research Center (PARC). Mr. Chen holds a B.S. degree in Physics from National Taiwan University, a M.S. degree and Ph.D. candidacy in Electrical Engineering from Stanford University.

Young Sam Cho has served as a Director since September 1998. Mr. Cho has also been the Director of the Corporate Planning Department of Hyundai since June 1994. From March 1990 until May 1994, Mr. Cho served as General Manager of Hyundai Electronics Europe Gmbh (Hyundai's European Sales Subsidiary). Mr. Cho received a B.A. degree in Business Administration from Seoul National University.

Philip B. Smith has served as a Director of the Company since November 1995. Mr. Smith has been a Vice Chairman of the Board of Spencer Trask Securities Incorporated since 1991. He was formerly a Managing Director of Prudential Securities in its merchant banking division from 1985 to 1991. Mr. Smith is a founding General Partner of Lawrence Venture Associates, a venture capital limited partnership headquartered in New York City, and was the General Partner from 1984 to 1985. From 1981 to 1984, he served as Executive Vice President and Group Executive of the international banking and worldwide corporations group at Irving Trust Company. Prior to joining Irving Trust Company, Mr. Smith was at Citibank for 15 years, where he founded Citicorp Venture Capital and served as its President and Chief Executive Officer. Since 1988, Mr. Smith has also been the managing general partner of The Private Equity Partnership, L.P. Mr. Smith is a director of Movie Gallery, Inc., DenAmerica Corp. and KLS Enviro Resources, Inc., all publicly held companies. Mr. Smith is an adjunct professor at Columbia University Graduate School of Business. Mr. Smith holds a B.S.E. from Princeton University and an M.B.A. from Harvard University.

Douglas Watson has served as a Director and a member of the Executive Committee since November 1998. Mr. Watson is currently President and CEO of Astoria Metal Corporation (AMC), a ship repair and dismantling firm which he founded in 1992, currently operating in San Francisco and Long Beach. In May 1999 AMC succeeded in obtaining the rights to use the Long Beach shipyard, for which he has played a key role. From 1986 to 1992, Mr. Watson was President and CEO of West State, Inc., a ship repair firm that he founded and operated out of Portland, Oregon. During the period from its founding to its sale in 1994 by Mr. Watson, West State generated total revenues of $360 million, had a credit line of $40 million, and employed thousands of marine workers. During the period from 1986 to 1994, Mr. Watson organized and operated many smaller companies dealing with finance, real estate, engineering and marine specialty work. In addition to his marine business experience, Mr. Watson has an extensive background in commercial and industrial real estate.

Jia-Hong Zang is a director nominee. Mr. Zang worked for the Metallurgical Research Center in Beijing for about 18 years before he was assigned a management position at China Metallurgical Import $amp; Export Corporation (CMIEC), a state-owned business with more than thirty branch offices in China and six subsidiaries worldwide, for international trading of minerals, metals and related equipment, machinery and other products. In 1993, after working at CMIEC for about eight years, he was transferred to the United States as Vice President of United Hercules Inc. (UHI) in New York, a subsidiary of CMIEC. Since 1995, he has also served as President of Universal Metal Resources, Inc., an affiliate of UHI. Mr. Zang was graduated from the Department of Steel Engineering of Shijinshan Metallurgical Institute in Beijing, China.

Robert Baker joined the Company in May 1997 as the Corporate Controller. He has handled a number of special assignments and assisted in the downsizing of U.S. operations. From October 1994 to March 1997, Mr. Baker was the Chief Financial Officer of Shape, Inc., a manufacturer of home video entertainment and computer related products. From 1987 to 1994, Mr. Baker was President and Chief Executive Officer of Technology Service Group, Inc., a developer and manufacturer of payphones for the Bell operating companies and large independent telephone companies.

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

Dr. Sun and Ms. Kuo, Co-Chairmen of the Board, are each ex-officio members of each committee of the Board of Directors, except for the compensation, audit and option committees. In addition to the two Co-Chairmen, the composition of the committees of the Board is as described hereafter. The Company's compensation committee was formed to make recommendations to the Board of Directors concerning salaries and incentive compensation for officers and employees of the Company. The compensation committee currently consists of Messrs. Watson, Smith and Abbott. The audit committee reviews the scope of the audit and other accounting related matters. The Company's audit committee currently consists of Messrs. Smith and Watson. The Company's risk management committee was formed to establish systems and policies to supervise and manage the Company's risk of doing business outside the United States. The risk management committee currently consists of Messrs. Smith and Chen. The nominating committee was formed to make recommendations to the Board of Directors as to nominees to serve on the Board of Directors. The nominating committee currently consists of Messrs. Smith and Watson. The Board of Directors also has an executive committee, which committee is authorized to exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Company, to the fullest extent permitted by law. The executive committee currently consists of Messrs. Watson and Chen. The Company also has a committee of "outside directors" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended, comprised of Messrs. Smith and Abbott, to make grants of options to executive officers under the Company's stock option plans. The Company has no other committees of its Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and certain of its officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10% stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company and the representations made by the reporting persons to the Company, the Company believes that during the fiscal year ended March 31, 2000, its directors, officers and 10% stockholders complied with all filing requirements under Section 16(a) of the Exchange Act, with the following exceptions: Dr. Sun, Ms. Kuo, Messrs Abbott, Chen, Cho, Smith, Watson, and Zang filed a late Form 3 to report the receipt of stock options.

Item 10. Executive Compensation

Executive Compensation

The following table sets forth the compensation for the fiscal year ended March 31, 2000, 1999 and 1998 paid by the Company to its Chief Executive Officer and the other executive officers of the Company who earned in excess of $100,000 (collectively, the "Named Executive Officers") based on salary and bonus for the fiscal year ended March 31, 2000:
                                      Annual                  Long-Term
                                   Compensation              Compensation
                                       (1)                      Awards
                      ------------------------------------   ------------
                        Fiscal                                 Options
Name and Principal    Year Ended    Salary   Other Annual      Granted
Position              March 31,     (US$)    Compensation      (shares)
-------------------   ----------   --------  ------------    ------------
Mali Kuo (2)             2000      113,653                     100,000
Co-Chairman and Chief    1999           --                      57,142
Executive Officer

Edmund Sun               2000           --                         (3)
Co-Chairman and Chief    1999       46,045                      57,142
Technical Officer        1998      165,157

Robert Baker (4)         2000       87,114                      63,985
Corporate Controller     1999      100,000                       7,142

Robert Werbicki (5)      2000      107,949                          --
former Executive Vice    1999      207,137                      10,714
President                1998      144,806                      20,686
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

(2) Ms. Kuo was appointed Chief Executive Officer and Co-Chairman effective February 18, 1999. Includes options to purchase 71,428 shares granted to Co-Chairman and 28,572 shares for employment as the CEO.

(3) Dr. Sun served as President of the Company during the twelve months ended March 31, 1996 and through May 1996 and as Chief Executive Officer during the fiscal year ended March 31, 1996 and through June 1999. Options grants in fiscal 2000 are subject to shareholders' approval.

(4) Mr. Baker has served as the corporate controller of the Company and other positions since May 1997.

(5) Mr. Werbicki served as the Executive Vice President of Computer Products since August 1997. He resigned on January 12, 2000.

DIRECTOR COMPENSATION

Non-employee directors in general receive $15,000 per year as compensation for serving on the Board of Directors, are entitled to participate in the Company's stock option plans, and from time to time to receive grants of options thereunder to purchase shares of the Company's Common Stock.

EMPLOYMENT AND CONSULTING AGREEMENTS

The Company entered into an employment agreement (the "Sun Employment Agreement") with Dr. Sun, the Company's founder, Chairman of the Board and former Chief Executive Officer, in March 1996. The term of the Sun Employment Agreement commenced in May 1996 and will expire on March 31, 2001; provided, however, that the Sun Employment Agreement can be terminated by either party after March 31, 2000, if all of the Escrow Securities (as defined herein) have been released. The Sun Employment Agreement provides that in consideration for Dr. Sun's services, he was paid a salary of $160,000 during the first year of the agreement, and increases in salary and bonuses as deemed appropriate by the Board of Directors. In June 1998, Dr. Sun resigned as Chief Executive Officer and was appointed Chief Technology Officer. Dr. Sun's compensation package remains the same, although his pay in fiscal 2000 has been voluntarily deferred.

On February 1999, the Company entered into an employment agreement with Ms. Mali Kuo, pursuant to which Ms. Kuo was granted options to purchase 57,142 shares of Common Stock. Although such options may vest at a rate of 25% per quarter, she may not exercise such options until February 2001, if her options are fully vested. If her service as Chief Executive Officer terminates before such options are fully vested, she may not exercise any vested options until on and after the second anniversary of the last vesting date on which Ms. Kuo served as the Company's Chief Executive Officer. The exercise date may be accelerated under certain circumstances based on the stock performance on the market. Pursuant to the agreement, Ms. Kuo shall receives an annual salary of $150,000.

On September 20, 1999, the Company entered into a two-year employment agreement with Robert Baker, pursuant to which Mr. Baker became the Company's acting Chief Financial Officer with an annual salary of at least $75,000, as well as options to purchase 19,700 shares of Common Stock during the period of his employment at an exercise price of $4.90 per share. The options vest at a monthly rate of 4.167% during the period of Mr. Baker's employment with the Company. Mr. Baker may exercise his options to purchase any and all shares vested upon termination of his employment up to twelve months after Mr. Baker's date of termination. In the event Mr. Baker is terminated by the Company for any reason other than good cause, Mr. Baker shall be entitled to severance pay equal to three months of his then current salary.

In August 1997, the Company entered into a three-year employment agreement with Robert Werbicki, pursuant to which Mr. Werbicki became the Vice President of Computer Products of the Company. Upon entering into such agreement, Mr. Werbicki received options to purchase 14,285 shares of Common Stock at $32.83 per share under the Company's 1996 Stock Option Plan. Such options vest at a monthly rate of 2.083% over a four-year period commencing on September 1, 1997, subject to acceleration of this vesting schedule or forfeiture of these options under certain circumstances. Mr. Werbicki forfeited these shares for new options in a repricing program offered to all employees. Mr. Werbicki was granted options to purchase 10,714 shares at $15.092 per share. Mr. Werbicki received an annual salary of $150,000. Mr. Werbicki was also eligible for a quarterly performance bonus equal to a certain percentage of the gross margin from all hardware sales under the Computer Products Division, (the "Gross Margin"). The first year's bonus was calculated based on 5% of the Gross Margin, but no less than $75,000 per annum. The second year's bonus was 5% of the Gross Margin with no minimum bonus and the third year was between 2% to 5% of the Gross Margin which would be negotiated and mutually agreed on by Mr. Werbicki and the President of the Company. Mr. Werbicki's employment as Executive Vice President of the Company was renewable at the end of the initial three-year term by mutual agreement of the parties. Mr. Werbicki became a consultant for the Company from January 12, 2000.

STOCK OPTION PLANS

1993 Stock Option Plan
In October 1993, the Board of Directors approved the Company's 1993 Stock Option Plan, which plan was subsequently approved by the Company's stockholders in March 1994. In April 1996, the Board of Directors and the stockholders of the Company approved the 1993 Amended and Restated Stock Option Plan, which effected certain amendments to the 1993 Stock Option Plan. The 1993 Stock Option Plan provides for the grant of options to officers, directors, other key employees and consultants of the Company to purchase up to an aggregate of 537,505 shares of Common Stock.

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

During the fiscal year ended March 31, 2000, options to purchase 0 shares of Common Stock were granted under the 1993 Stock Option Plan.

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

The 1996 Stock Option Plan provides for the grant of options to officers, directors, other key employees and consultants of the Company to purchase up to an aggregate of 214,286 shares of Common Stock. The 1996 Stock Option Plan is administered by the Board of Directors or a committee of the Board, and is currently administered by the Board of Directors, which has complete discretion to select the optionees and to establish the terms and conditions of each option, subject to the provisions of the 1996 Stock Option Plan. Notwithstanding the foregoing, grants of options to executive officers may be made only by a committee of directors who qualify as "outside directors" within the meaning of Section 162(m) of the Code. Options granted under the 1996 Stock Option Plan may be "incentive stock options" as defined in Section 422 of the Code, or nonqualified options, and will be designated as such.

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

Options may not be exercised more than ten years after the grant (five years after the grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). Options granted under the 1996 Stock Option Plan are not transferable and may be exercised only by the respective grantees during their lifetime or by their heirs, executors or administrators in the event of death. Under the 1996 Stock Option Plan, shares subject to cancelled or terminated options are reserved for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends. The 1996 Stock Option Plan is effective for ten years, unless sooner terminated or suspended. The 1996 Stock Option Plan provides that options covering no more than 71,429 shares of Common Stock may be granted to any one employee in any twelve month period.

During the fiscal year ended March 31, 2000, options to purchase 189,581 shares of Common Stock were granted under the 1996 Stock Option Plan.

1998 Stock Option Plan
In May 1998, the Board of Directors adopted the Company's 1998 Stock Options Plan (the "1998 Plan"), which was subsequently approved by the stockholders in November 1999. The 1998 Stock Options Plan provides for the grant of options to officers, directors, other employees and consultants of the Company to purchase up to an aggregate of 571,429 shares of Common Stock. The 1998 Plan is administered by the Board of Directors or a committee of the Board, and is currently administered by the Compensation Committee of the Board of Directors, which has complete discretion to select the optionees and to establish the terms and conditions of each option, subject to the provisions of the 1998 Plan. Options granted under the 1998 Plan may be "incentive stock options" as defined in Section 422 of the Code, or nonqualified options, and will be designated as such.

The exercise price of incentive stock options may not be less than the fair market value of the Company's Common Stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). The Code currently limits to $100,000 the aggregate value of Common Stock that may become exercisable for the first time in any one year pursuant to incentive stock options under the 1998 Plan or any other option plan adopted by the Company. Nonqualified options may be granted under the 1998 Plan at an exercise price less than the fair market value of the Common Stock on the date of grant. Nonqualified options also may be granted without regard to any restriction on the amount of Common Stock that may become exercisable pursuant to such options in any one year.

In general, upon termination of employment of an optionee, all options granted to such person which were not exercisable on the date of such termination would immediately terminate, and any options that are exercisable would terminate 90 days (six months in the case of termination by reason of death or disability) following termination of employment.

Options may not be exercised more than ten years after the grant (five years after the grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). Options granted under the 1998 Plan are not transferable and may be exercised only by the respective grantees during their lifetime or by their heirs, executors or administrators in the event of death. Under the 1998 Plan, shares subject to cancelled or terminated options are available for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as recapitalizations, stock splits or stock dividends. The 1998 Plan is effective for ten years, unless sooner terminated or suspended. The 1998 Plan provides that options covering no more than 107,142 shares of Common Stock may be granted to any one employee in any twelve month period.

During the fiscal year ended March 31, 2000, options to purchase 677,628 shares (pre-split) of Common Stock were granted under the 1998 Plan.

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
                         Amount and Nature of       Percent
Name and Address (1)    Beneficial Ownership (2)   Ownership
--------------------    ------------------------   ---------
Edmund Sun                1,203,815 (3)              20.5%
Mali Kuo                     67,559 (4)               1.2
Robert Baker                 15,570                   0.3
Ande Abbott                   2,232                    --
Michael Chen                  7,416                   0.1
Young Sam Cho                 6,672 (5)               0.1
Philip B. Smith              27,998                   0.5
Douglas Watson                7,738                   0.1
Jia Hong Zang        1,488                    --
Hyundai Electronics         842,428 (6)              14.3
Industries Co., Ltd
Oregon Power Lending      1,975,076 (7)              33.6
Institution
All executive officers                               22.6
and directors as a group
(1) Except as otherwise indicated, the address of each principal stockholder is c/o the Company at 278 Hope Street, Mountain View, California.

(2) Includes the Escrow Securities of such individual or entity. See "Escrow Securities." Nature of beneficial ownership of securities is direct and arises from sole voting power and sole investment power, subject to community property laws where applicable. Shares underlying options to purchase Common Stock exercisable within 60 days are deemed to be outstanding for purposes of calculating the number of shares owned by the holders of such options.

(3) Includes 29,022 shares owned by Dr. Sun's sons and 4,509 shares owned by Dr. Sun's sister and her family. Also includes options to purchase 32,440 shares of Common Stock. Excludes options to purchase 211,916 shares of Common Stock which are not exercisable within 60 days.

(4) Includes options to purchase 67,559 shares of Common Stock. Excludes options to purchase 89,583 shares of Common Stock which are not exercisable within 60 days

(5) Although Mr. Cho serves as Hyundai's representative on the Company's Board of Directors, he does not have any right to vote or dispose of any shares owned by Hyundai. Includes options to purchase 6,672 shares of Common Stock. Excludes options to purchase 22,185 shares of Common Stock which are not exercisable within 60 days.

(6) Mong Hun Chung is the Chairman and largest individual shareholder of Hyundai and may be considered a beneficial owner of such shares. (7) Includes options to purchase 428,571 shares of Common Stock. These shares are fully vested.

ESCROW SECURITIES

In connection with the IPO and through March 31, 1997, the holders of the Company's Common Stock and options to purchase Common Stock placed 1,155,189 shares (the "Escrow Shares") and options to purchase 283,665 shares (the "Escrow Options") and the Company has placed through March 31, 1997 options issuable under the 1993 Stock Option Plan to purchase 4,003 shares of Common Stock (together with the Escrow Options and the Escrow Shares, the "Escrow Securities") into escrow pursuant to an escrow agreement (the "Escrow Agreement") with American Stock Transfer and Trust Company, as escrow agent. The Escrow Securities are not assignable or transferable; however, the Escrow Shares may be voted. Holders of any options in escrow may exercise their options prior to their release from escrow; however, the shares issuable upon any such exercise will continue to be held in escrow as Escrow Shares pursuant to the Escrow Agreement.

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

Of the Escrow Securities, one-half (representing 721,429 shares of issued or issuable shares of Common Stock) will be released from escrow, on a pro rata basis, if, and only if, one or more of the following conditions are met (none of such conditions having been met to date):

(i) the Company's net income before provision for income taxes and exclusive of any extraordinary earnings as audited and determined by the Company's independent public accountants (the "Minimum Pretax Income") amounts to at least $11,555,000 for the fiscal year ended March 31, 1997.

(ii) the Minimum Pretax Income amounts to at least $17,940,000 for the fiscal year ending March 31, 1998;

(iii) the Minimum Pretax Income amounts to at least $33,098,000 for the fiscal year ending March 31, 2000;

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

The remaining Escrow Securities (representing 721,429 shares of issued or issuable shares of Common Stock) will be released from escrow, on a pro rata basis, if, and only if, one or more of the following conditions is met (none of such conditions having been met to date):

(i) the Minimum Pretax Income amounts to at least $17,333,000 for the fiscal year ended March 31, 1997;

(ii) the Minimum Pretax Income amounts to at least $25,117,000 for the fiscal year ending March 31, 1998;

(iii) the Minimum Pretax Income amounts to at least $46,050,000 for the fiscal year ending March 31, 2000;

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

Item 11. Certain Relationships and Related Transactions

In October 1996, the Company acquired all of the outstanding capital stock of ViComp Technology, Inc. ("ViComp") for 70,179 shares (the "Acquisition Shares") of the Company's Common Stock (the "ViComp Acquisition"). Dr. Edmund Y. Sun, the Company's Vice Chairman of the Board, was a co-founder of ViComp and owned 57.3% of the outstanding capital stock of ViComp (for which he had paid a total of $1,000,000 in September 1995 and January 1996) at the time of the ViComp Acquisition. The Company issued to Dr. Sun 40,217 shares of the Company's Common Stock for his ViComp capital stock in the ViComp Acquisition (57.3% of the total 70,179 shares of Common Stock issued in the ViComp Acquisition). One-half of the Acquisition Shares issued to Dr. Sun were deposited in escrow and are subject to forfeiture and cancellation under certain circumstances and may not be publicly resold until released from escrow. The remaining 20,109 Acquisition Shares issued to Dr. Sun were canceled in March 1998, as certain performance milestones that were a condition of the ViComp acquisition were not met.

The ViComp Acquisition was unanimously approved by the disinterested members of the Company's Board of Directors, and the Company's Board of Directors was advised by Sutter Securities Incorporated that the ViComp Acquisition was fair from a financial point of view to the Company's stockholders other than Dr. Sun.

Upon the closing of the IPO in May 1996, Dr. Sun converted 190,850 Shares of Series B Preferred shares into 190,850 shares of Common Stock.

The Company borrowed $1,000,000 from Edmund and Jane Sun in June 1998. The loan from Dr. and Mrs. Sun was converted into 190,211 shares of the Company's common stock in August 1998. Dr. and Mrs. Sun received registration rights for these shares.

Hyundai Electronics Industries Company, Ltd. purchased 3,247,473 shares of the Company's Series A Preferred Stock for approximately $5,000,000 and 649,526 shares of the Company's Series B Preferred Stock for approximately $1,000,000 from the Company in January 1994 and April 1995, respectively. In connection with such purchases, Hyundai was given the right to designate a director, a right of first refusal relating to sales of the Company's securities and certain registration rights. Such right of first refusal terminated in connection with the IPO and Hyundai waived its registration rights for 13 months following the closing of the IPO in May 1996. Hyundai's Series A Preferred Stock and the Series B Preferred Stock were converted into 556,714 shares of Common Stock upon the closing of the IPO in May 1996.

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

In June 1998, the Company acquired a perpetual, worldwide, royalty-free license to DVD-ROM technology owned by Hyundai in exchange for 285,714 shares of the Company's Common Stock. In addition, the Company, through a new, wholly-owned subsidiary, DVS-Korea, completed the acquisition of DVD-ROM manufacturing capabilities, a related research and development team and management from Hyundai for $1,000,000 cash. The Company believes that the terms of this acquisition were fair to the Company and that the consummation of this transaction was in the best interests of the Company. The Company obtained a fairness opinion from Houlihan Lokey Howard and Zukin Financial Advisors, Inc., a nationally recognized independent valuation firm, with respect to the fairness of the financial terms of the transaction to the Company.

On October 15, 1998, Digital Video Systems, Inc. ("DVS") entered into an Investment Agreement with Oregon Power Lending Institution, an Oregon corporation ("OPLI"). Pursuant to this Investment Agreement, DVS gave OPLI the right to invest up to $12.25 million in DVS in exchange for certain securities that would be convertible into a maximum of 3,468,085 shares of DVS common stock.

Pursuant to the First Tranche of the Investment Agreement, on November 11, 1998, the Company issued 2,000 shares of Series C Preferred to OPLI in exchange for $2.0 million cash. Each share of DVS Series C Preferred is convertible into 303.9542 shares of DVS common stock (pre- split). Between November 12, 1998 and March 23, 1999, OPLI also made a series of loans to DVS in exchange for Convertible Promissory Notes in the aggregate principal amount of $4,475,326.40 cash. These Convertible Promissory Notes accrue interest at 10% per annum, and the outstanding principal amount (and any accrued and unpaid interest thereon) may be converted into shares of DVS Series C Preferred at a conversion price of $1,000 per share. Lastly, pursuant to the Investment Agreement, OPLI has an option to purchase 3.0 million shares (pre-split) of DVS common stock at $5.25 per share.

On March 23, 1999, the Company and OPLI entered into a Conversion Agreement whereby OPLI agreed irrevocably and without exception to exercise its right to convert the Demand Notes to Preferred Stock on the first day any action with respect to the Transactions approved by written consent of a majority of shareholders was taken in accordance with applicable federal securities laws. The issuance of the securities to OPLI was conducted as a private offering pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In March 1999, the majority of the Company's shareholders were asked to Agree to a written consent which approved (i) the transactions contemplated by that certain Letter Agreement (the "Investment Agreement"), dated as of October 15, 1998, between the Company and OPLI, including the issuance by the Company of (A) up to $10,000,000 face value of Series C Convertible Preferred Stock (the "Preferred Stock"), (B) options (the "Options") to purchase up to 428,571 shares of the Company's Common Stock and (C) shares of Common Stock upon the conversion of the Preferred Stock and the exercise of the Options, and (ii) the convertibility of one or more demand promissory notes issued or to be issued in lieu of a portion of the Preferred Stock to be issued under the Investment Agreement and the issuance of Common Stock upon conversion thereof (collectively, clauses (i) and (ii), the "Transactions").

The Transactions were unanimously approved by the Company's Board of Directors on October 14, 1998 and ratified by a majority of shareholders on March 23, 1999. Accordingly, the 2,000 shares of Series C Preferred Stock that OPLI initially owned were converted into 607,903 shares of DVS common stock, of which 458,967 shares were transferred for no cash considerations to certain OPLI related parties and 148,936 shares were retained by OPLI. All of the Company's outstanding Convertible Promissory Notes to OPLI in the aggregate amount of $4,475,000 were also converted into shares of Series C Preferred. The Series C Preferred, together with the interest were later converted into 1,397,569 shares of DVS common stock. A total of 3,601,000 shares of DVS common stock were outstanding immediately prior to the foregoing conversions, and a total of 5,606,472 shares were outstanding immediately thereafter. Including its option to purchase 285,714 shares of common stock, OPLI would hold the beneficial ownership of 1,832,219 shares of common stock of DVS, or 31.1% of the total outstanding common shares (including the shares issuable upon conversion of the option).

On January 8, 1999, prior to the time Ms. Mali Kuo became a director or an officer of the Company, she entered into a finder's agreement (the "Finder's Agreement") with the Company. Pursuant to the Finder's Agreement, Ms. Kuo was authorized to introduce a specified group of prospective investors and lenders to the Company. The Finder's Agreement provides that Ms. Kuo shall be compensated through the grant of options for private placements of debt or equity, or credit lines that she arranges under certain conditions.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number                  Exhibit Description

3.1     Amended and Restated Certificate of Incorporation of the
Company.(1)
3.2     Bylaws of the Company.(1)
4.1     Specimen Common Stock Certificate.(3)
4.2     Form of Warrant Agreement (the "Warrant Agreement")
by and among
the Company, American Stock Transfer and Trust Company and the Underwriter
(including forms of Class A and Class B Warrant certificates).(3)
4.3     Form of Underwriter's Unit Purchase Option (issued in connection with the Company's initial public offering).(1)
4.4     Warrant Agreement.(1)
4.5     Escrow Agreement dated as of April 23, 1996 among American Stock
Transfer and Trust Company, the Company and Optionholders listed on
Exhibit B thereto.(3)
4.6     Form of Subscription Agreement from the Bridge Financing.(2)
4.7     Escrow Agreement dated as of October 17, 1996 made by and between the Company and Dr. Edmund Y. Sun.(4)
4.8     Escrow Agreement dated as of October 17, 1996 made by and among the
Company, Dr. Edmund Sun and American Stock Transfer and Trust Company.(4)
4.9     Escrow Agreement dated as of October 17, 1996 made by and among the
Company, the shareholders named on the signature pages thereto and
American Stock Transfer and Trust Company.(4)
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
10.9    Form of Indemnity Agreement with the Company's officers and directors.(1)
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
(superceded).(10)
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
10.56 Lease agreement dated as of December 18th, 1998 by and between
Digital Video Systems, Inc. and Sun and Sun LLP.
10.57 Agreement dated as of February __, 1999 by and among Digital Video
Systems, Inc., Savoir Technology Group and Technology Park Atlanta, Inc.
10.58 Employment Agreement dated as of February 18, 1999 by and between
Digital Video Systems, Inc. and Mali Kuo.
10.59 Finder's Agreement dated as of January 8, 1999 by and between
Digital Video Systems, Inc. and Mali Kuo.
10.60 Agreement dated as of April 28, 1999 by and between Digital Video
Systems, Inc. and Chinapro.
10.61 Agreement dated as of July 28, 1999 by and between Digital Video
Systems, Inc. and Shanghai Industrial Investment (Group) Co., Ltd.
10.62 Purchase and Option Agreement dated as of September 30, 1999 by and between Digital Video Systems, Inc. and Oregon Power Lending Institution.
(16)

21      List of Subsidiaries

23.1    Consents of Burr, Pilger & Mayer, Inc., Independent Auditors and
C. G. Uhlenberg & Co. LLP, Independent Auditors.

27      Financial Data Schedule

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

(16)    Incorporated by reference to the Company's Current Report on Form
8-K filed with the Commission on September 30, 1999.

(b) Current Report on Form 8-K

The Company filed a Current Report on Form 8-K on March 7, 2000 to report the change in its independent auditors from C. G. Uhlenberg & Co. LLP to Burr, Pilger & Mayer. On March 21, 2000, the Company filed an amended Current Report on Form 8-K/A to file the letter supplied by C. G. Uhlenberg & Co. LLP to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          DIGITAL VIDEO SYSTEMS, INC.

July 31, 2000                             By /s/     Mali Kuo
                                            ----------------------------------
                                            Mali Kuo
                                            Chief Executive Officer
                                                and Co-Chairman
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mali Kuo and Edmund Y. Sun, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                        Capacity                   Date
--------------------------  ----------------------------------  -------------
  /s/ Edmund Y. Sun         Co-Chairman of the Board and Chief  July 31, 2000
--------------------------- Technical Officer
      Edmund Y. Sun

  /s/ Ande Abbott           Director                            July 31, 2000
---------------------------
      Ande Abbott

  /s/ Michael Chen          Director                            July 31, 2000
---------------------------
      Michael Chen

  /s/ Young Sam Cho         Director                            July 31, 2000
---------------------------
      Young Sam Cho

  /s/ Philip B. Smith       Director                            July 31, 2000
---------------------------
      Philip B. Smith

  /s/ Doughas Watson        Director                            July 31, 2000
---------------------------
      Douglas Watson

  /s/ Jiahong Zang          Director                            July 31, 2000
---------------------------
      Jiahong Zang