Form 10QSB
period 2000-06-30
DIGITAL VIDEO SYSTEMS INC
filed 2000-08-15
CIK 1009395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-28472

DIGITAL VIDEO SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0333728
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

278 Hope Street
Mountain View, CA 94041
(Address of principal executive offices, including zip code)

(650) 564-9699
 (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    The number of shares of Common Stock outstanding as of August 4, 2000, was 5,705,032.

Digital Video Systems, Inc.
 FORM 10-Q   Index

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet -
   June 30, 2000

Condensed Consolidated Statements of Operations -
   Three months ended June 30, 2000 and 1999

Condensed Consolidated Statements of Cash Flows -
   Three months ended June 30, 2000 and 1999

Notes to Condensed Consolidated Financial Statements -
   June 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of the Proceeds
      None.

Item 3. Defaults upon Senior Securities
      None.

Item 4. Submission of Matters to a Vote of Security Holders
      None.

Item 5. Other Information
      None.

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I -- FINANCIAL INFORMATION

Item I. Financial Statements

Digital Video Systems, Inc.
Condensed Consolidated Balance Sheet
(in thousands)
(Unaudited)

                                                      June 30, 2000
                                                      ------------
Assets:
Current assets:
   Cash and cash equivalents.........................      $3,271
   Restricted cash...................................       1,331
   Accounts receivable, net..........................       2,464
   Inventories.......................................       3,480
   Prepaid expenses and other current assets.........       3,525
   Notes receivable - related party..................         959
                                                      ------------
      Total current assets...........................      15,030

Property and equipment, net..........................       2,242
Investment in Shanghai...............................          89
Notes receivable - related party.....................       1,623
Intangible assets....................................       1,586
Other assets.........................................       2,666
                                                      ------------
      Total assets...................................     $23,236
                                                      ============
Liabilities and Stockholders' Equity
Current liabilities:
   Line of credit....................................      $5,731
   Accounts payable..................................       4,407
   Other payables....................................       1,193
   Notes payable - related party.....................       1,100
   Accrued liabilities...............................       2,444
   Capital lease obligations.........................
                                                      ------------
      Total current liabilities......................      14,875
Long Term Liabilities:
   Notes payables - Long Term........................         838
   Minority interest.................................       1,117
   Other long term liabilities.......................         320
                                                      ------------
      Total liabilities                                    17,150

Stockholders' equity:
Common stock.........................................           1
Additional paid-in capital...........................      68,088
Accumulated deficit..................................     (64,353)
Cumulative translation adjustments...................       2,627
Deferred compensation................................        (277)
                                                      ------------
      Total stockholders' equity                            6,086
                                                      ------------
      Total liabilities and stockholders' equity          $23,236
                                                      ============

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

                                                    Three Months Ended
                                                         June 30,
                                                   --------------------
                                                     2000       1999
                                                   --------------------
Net Revenue..................................      $22,755     $6,355

Cost of revenue..............................       20,180      5,994
                                                   --------------------
Gross margin.................................        2,575        322

Operating expenses:
  Research and development...................          724        658
  Sales and marketing........................          343        519
  General and administrative.................          955        527
  Acquired in-process research
   and development...........................           --         63
                                                   --------------------
     Total operating expenses................        2,022      1,767
                                                   --------------------
     Gain/(Loss) from operations.............          553     (1,445)

Interest expense.............................         (202)       (74)
Other income (expense), net..................          200        139
                                                   --------------------
Income/(loss) before minority interest
  and income taxes...........................          551     (1,380)
Income tax provision.........................          (11)         0

Minority interest............................          (54)         0
                                                   --------------------
      Net income/(loss)......................         $486    $(1,380)
                                                   ====================
Basic net income/(loss) per share............        $0.11     $(0.31)

Diluted net income/(loss) per share..........        $0.09     $(0.31)
                                                   ====================

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements Of Cash Flows
(in thousands)
(Unaudited)

                                                    Three Months Ended
                                                         June 30,
                                                   --------------------
                                                      2000       1999
                                                   --------------------
Cash flows from operating activities:
Net income (loss)................................     $486    $(1,380)
Adjustments to reconcile net loss to net
    cash used in operating activities:
    Minority Interest............................       31         --
    Depreciation and amortization................      454        324
    Acquired in-process research and development.       --         63
    Stock options compensation expense...........       28         --
Changes in operating assets and liabilities:
    (Increase) decrease in restricted cash.......     _____        --
    Accounts receivable..........................     (589)    (1,314)
    Inventories..................................    1,289      3,768
    Prepaid expenses and other current assets....   (1,431)       261
    Other assets.................................   (1,303)        --
    Accounts payable.............................   (1,111)      (970)
    Accrued liabilities..........................     (519)    (1,564)
    Other payable................................      441         --
    Other long-term liabilities..................      320         --
                                                   --------------------
Net cash provided by (used in) operating
    activities...................................  (1,904)      (812)

Investing activities:
Acquisition of property and equipment............    (357)      (116)
Other investing activities.......................      --         51
Investment in Shanghai joint venture.............      (2)        --
                                                   --------------------
Net cash provided by (used in) investing
    activities...................................    (359)       (65)
                                                   --------------------
Financing activities:
Proceeds from short-term loan ...................      --         15
Proceed from issuance of notes payable...........     441         --
Proceeds from line of credit borrowings..........     172         --
                                                   --------------------
Net cash provided by (used in) financing
    activities...................................     613         15
                                                   --------------------
Net (decrease) in cash and cash equivalents......  (1,650)      (862)

Effect of exchange rate changes..................     (28)        --

Cash and cash equivalents at beginning of period.   6,280      1,276

Cash and cash equivalents at end of period.......  $4,602       $414
                                                   ====================
Supplemental disclosure of non-cash transaction:
    Interest paid................................     202         74

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DVS include the accounts of the Company and its subsidiaries. The statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-KSB for the fiscal year ended March 31, 2000.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented. Operating results for the three-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending March 31, 2001. All significant inter-company balances and transactions have been eliminated.

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

Note 2 - Net Income (Loss) Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares during the periods, except those that are anti-dilutive. Basic and diluted net loss per share is calculated as follows (in thousands):

                                                 Three Months Ended
                                                      June 30,
                                                  2000      1999
                                                ------------------
Net income (loss)...........................      $486    $(1,380)
                                                ==================

Weighted average common shares
  outstanding...............................     4,523      4,455
Dilutive stock options and warrants.........     1,067          0
                                                ------------------
Total fully diluted shares..................     5,590          0
                                                ==================

Basic net income/(loss) per share...........     $0.11     $(0.31)
Diluted net income/(loss) per share.........     $0.09     $(0.31)

At June 30, 2000 and 1999 1,143,645 and 1,143,645 shares of common stock in escrow were excluded from the calculation of basic and diluted earnings per share. At June 30, 2000 and 1999, respectively, 18,450,000 and 18,450,000 of Class A and B warrants were excluded from the calculation of diluted earnings per share because their effect is anti-dilutive. At June 30, 2000 and 1999 respectively 65,928 and 207,454 options were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

                                                Three Months Ended
                                                     June 30,
                                                ------------------
                                                  2000      1999
                                                ------------------
Net income (loss)..........................       $486    $(1,380)
Cumulative foreign currency
  translation adjustments..................        825        (36)

                                                ------------------
  Comprehensive income (loss)..............      1,311    $(1,416)
                                                ==================

Accumulated other comprehensive loss presented on the accompanying consolidated condensed balance sheets consists of the cumulative foreign currency translation adjustments.

Note 4 - Inventories

Inventories consisted of the following:

                                     June 30,
                                       2000
                                   ------------
Inventories:
   Raw materials                        $  983
   Work in process                       1,996
   Finished goods                          814
                                   ------------
      Total inventories                  3,793
      Less inventory reserves             (313)
                                   ------------
      Net inventories                   $3,480
                                   ============

Note 5

A foreign investment income tax credit is available to offset income taxes on the company's subsidiary and net operating
loss carryforwards are available to offset current US taxable income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Act of 1995 that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, proposed sales of the Company's products, markets, and the development of the Company's products. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, the uncertainty of market acceptance of DVD-ROM drives, DVD loaders, DVD players, Video Engines and other products, planned growth of the Company's operations, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, conducting business in foreign countries, such as China and South Korea, the competitive market for the Company's products, and other risk factors described in the Form 10-KSB, or in other documents the Company files from time to time with the Securities and Exchange Commission. A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies, charges in local regulatory or economic condition could adversely affect operating results. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000 and the condensed consolidated financial statements and notes thereto included herein for the three months ended June 30, 2000.

In the quarter ended June 30, 2000, the Company has successfully continued to execute its strategy to focus on products based on its DVD intellectual property portfolio, improving the performance of its main product lines with reduced overhead. These efforts have resulted in substantial improvements compared with the same period a year ago, as highlighted in the table below:

                            Three Months Ended
                                 June 30,
(in thousands)               2000        1999
                           ---------   --------
Revenues ............       $22,755     $6,355
Gross Profit ........         2,575        321
Net Profit (loss) ...           486     (1,380)

In dollar terms, revenues for the quarter ended June 30, 2000 were more than 3.5 times those for the same quarter one year ago; while gross profit was about 8 times that of the last year. The net profit of $486 thousand also compared favorably with the $1.38 million losses in the same quarter of the previous year. More detailed discussion and comparison of the results is presented below.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2000
COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenues for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. See Consolidated Statements of Operations for more details.

                                         Percent of Revenue
                                         ------------------
                                         Three Months Ended
                                              June 30,
                                         ------------------
                                           2000     1999
                                         ------------------
Revenues                                  100.0%   100.0%

Gross margin                               11.3%     5.1%
Research and development                    3.2%    10.4%
Sales and marketing                         1.5%     8.2%
General and administration                  4.2%     8.3%
Acquired in process R & D                   0.0%     1.0%
Operating income (loss)                     2.4%   -22.7%
Net income (loss)                           2.1%   -21.7%

In terms of percentage of revenue, gross margin was more than doubled, while the percentages of the expenses in different categories were down from the level of the previous year to about 1/3, 1/5, 1/2, or less.

                                         Three months ended
                                              June 30,
                                         ------------------   %
                                         2000      1999     Change
                                       ---------------------------
Consolidated Revenue                   $22,755    $6,355     258%

Total revenues increased by $16.4 million, or 258%, for the three months ended June 30, 2000, compared with the three months ended June 30, 1999. International revenues represented approximately 94% of the current quarter (primarily sales of DVD loaders) as compared to essentially 80% in the like quarter a year ago. About 3.7% of the revenues were generated from the sales of equipment and parts to selected customers. Such sales may not occur on a regular basis.

                                         Three months ended
                                              June 30,
                                         ------------------   %
                                           2000     1999    Change
                                       ---------------------------
      Gross margin                       $2,575     $321      700%
      as a percentage of revenue           11.3%     5.1%

Gross margin increased by $2.25 million, or 700%, from $321 thousand for the same quarter of 1999. The gross margin as a percentage of total revenue also increased significantly, due to the increasing procurement volumes, coupled with effective value engineering over the past year, and sales of production and testing equipment.

In order to remain competitive on the market, we expect the margin to be maintained at about 10% (+/- 1 or 2%) for the remainder of the fiscal year. Engineering for cost improvements has been on going, to offset the impact of lowering prices.

                                         Three months ended
                                              June 30,
                                         ------------------   %
                                         2000     1999     Change
                                       ---------------------------
      Research and Development           $724      $658      10%
      as a percentage of revenue          3.2%     10.4%

The R&D expenses consist primarily of personnel and equipment prototype costs required for the Company's product development efforts. In terms of percentage of revenue, research and development expenses for the quarter ended June 30, 2000 were down by more than 2/3 from the previous year, although in dollar terms they were up by $66 thousand. This is in line with the Company's plan that, in dollar amounts, the research and development expenses will increase as the business grows, to expand its efforts on advancing technologies and developing new and improved products.

                                         Three months ended
                                              June 30,
                                         ------------------   %
                                         2000     1999     Change
                                       ---------------------------
      Sales and Marketing                $343     $519       -34%
      as a percentage of revenue          1.5%    8.2%

Sales and marketing expenses consist primarily of personnel and consulting costs involved in the selling process and in the marketing of the Company's products, sales commissions, and expenses of promotion activities. Sales and marketing expenses decreased by 34% for the three month period ending June 30, 2000, compared with the same period in the previous fiscal year. In terms of percentage of revenue, these expenses were also substantially reduced. For the near term the Company intends to maintain approximately the same level of spending on sales and marketing in terms of the percentage of revenue. As the Company's expected growth continues the sales and marketing expenses in dollar terms are expected to increase.

                                       Three months ended
                                            June 30,
                                       ------------------    %
                                         2000     1999     Change
                                       ---------------------------
      General and Administrative         $955     $527       81%
      as a percentage of revenue          4.2%     8.3%

General and administrative expenses consist of administrative salaries and benefits, insurance, facility, legal, accounting, investor relations and other business support costs. In terms of percentage of revenue, the G&A expenses of this quarter were about half of the same period a year ago. However, in dollar terms, they were up by $428 thousands. The Company believes that the level of these expenses will be lowered in the next quarter and remain at about that same level through fiscal year 2001.

Liquidity And Capital Resources

Working capital at June 30, 2000 was $155,000 compared to a working capital deficit of $1.2 million at June 30, 1999. The combination of credit lines opened in the past nine months, attaining profitability, and well managed account receivable and inventory levels have made this change possible, while increasing sales levels by $16 million to 3.5 times in the period.

Net cash used in operating activities was $1.9 million for the three months ended June 30, 2000 as compared to $0.8 million for the three months ended June 30, 1999. The principal use of cash was the build up of prepaids and other assets in the amount of $2.7 million, reduction of accounts payable in the amount of $1.1 million and increase in accounts receivable of $0.5 million. This total use of $4.9 million was offset in part net income plus depreciation and amortization totaling $0.9 million, reduction in inventories of $1.3 million and other increases in payables of $0.7 million. Substantially all of the net cash used in operating activities in the three months ended June 30, 1999 represented the net loss of $1.4 million adjusted for non-cash charges for depreciation and amortization of $0.3 million and acquired in-process research and development of $0.06 million and net cash provided by decrease in inventories of $3.8 million, and decrease in prepaids and other assets of $0.2 million, and net cash used to fund increased in accounts receivable of $1.3 millions, decrease in accounts payable of $1 million, and accrued liabilities of $1.6 million.

Net cash used in investing activities was $0.35 and $0.1 million for the three months ended June 30, 2000 and 1999 respectively. All of the cash used in investing activities consisted of the acquisition of property and equipment.

Net cash provided by financing activities was $0.6 million for the three months ended June 30, 2000. Consisting of the issuance of notes payable totaling $0.4 million and line of credit borrowings of $0.2 million. Activity in the prior year was minimal.

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

To date, we have not experienced any other Year 2000 related operational issues and are not aware of any material potential problems that may arise as a result of Year 2000 issues either from our own internal systems or from the products and services of third parties upon which we rely. However, we cannot provide any assurance that no Y2K issue will affect our operations or those of the third parties in the future.

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

Outlook

The backlog at June 30, 2000 was approximately $15 million, with about 75% backed by letters of credit. As the peak season approaches, the backlog has increased recently. The outlook for the second quarter ending September 30, 2000 is continued profitability with revenues in excess of $26 million. Our forecast for the fiscal year ending March 31, 2001 remains at revenue in excess of $100 million with solid operating and net income levels.

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

From time to time, we may be involved in legal actions arising in the ordinary course of business, such as reported in the Form 10-KSB which the Company filed with the Securities and Exchange Commission on July 31, 2000.

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

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 27.1 - Financial Data Schedule

(b) Reports on Form 8-K

Form 8-K, dated June 16, 2000, changes in registrant's certifying accountant.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000
DIGITAL VIDEO SYSTEMS, INC.
	By:	/s/ Mali Kuo Mali Kuo Co-Chairman of the Board and Chief Executive Officer