Form 10QSB/A
period 1999-06-30
DIGITAL VIDEO SYSTEMS INC
filed 2000-10-03
CIK 1009395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment 1

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

Condensed Consolidated Balance Sheet -
   June 30, 1999

Condensed Consolidated Statements of Operations -
   Three months ended June 30, 1999 and 1998

Condensed Consolidated Statements of Cash Flows -
   Three months ended June 30, 1999 and 1998

Notes to Condensed Consolidated Financial Statements -
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
                                                      ------------
                                                          $12,156
                                                      ============
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable..................................      $4,470
   Notes payable.....................................       2,135
   Accrued liabilities...............................       3,344
                                                      ------------
      Total current liabilities......................       9,949

Stockholders' equity:
Common stock.........................................           3
Additional paid-in capital...........................      67,368
Accumulated deficit..................................     (66,727)
Cumulative translation adjustments...................       1,563
                                                      ------------
      Total stockholders' equity                            2,207
                                                      ------------
                                                          $12,156
                                                      ============

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

                                                           Three Months Ended
                                                                 June 30,
                                                          --------------------
                                                              1999     1998
                                                          --------------------
Revenue:
  Product revenue................................          $6,321      $2,314
  Development and services revenue...............               8          75
  Component revenue..............................              26          --
                                                          --------------------
    Total revenue................................           6,355       2,389

Cost of product revenue..........................           5,994       1,853
Cost of development and
 services revenue................................               2           8
Cost of component revenue........................              37          --
                                                          --------------------
Gross margin.....................................             322         528
Operating expenses:
  Research and development.......................             658       1,780
  Sales and marketing............................             519         931
  General and administrative.....................           1,027       2,292
  Acquired in-process research
   and development...............................              63         500
                                                          --------------------
     Total operating expenses....................           2,267       5,503
                                                          --------------------
     Loss from operations........................          (1,945)     (4,975)

Interest expense.................................             (74)         --
Other income (expense), net......................             139          58
                                                          --------------------
Net loss.........................................         ($1,880)    ($4,917)
                                                          ====================

Basic and Diluted net loss per share.............          ($0.06)     ($0.34)
                                                          ====================
Shares used in the calculation of Basic
 and Diluted net loss per share .................          31,184      14,526
                                                          ====================

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements Of Cash Flows
(in thousands)
(Unaudited)

                                                           Three Months Ended
                                                                 June 30,
                                                          --------------------
                                                              1999     1998
                                                          --------------------
Cash flows from operating activities:
Net loss..............................................    ($1,880)    ($4,917)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization.....................        324         504
    Acquired in-process research and development......         63         500
    Loss on disposal of fixed assets..................         --          65
Changes in operating assets and liabilities:
    (Increase) decrease in restricted cash............         --      (1,650)
    Accounts receivable...............................     (1,314)       (135)
    Inventories.......................................      3,768         (87)
    Prepaid expenses and other current assets.........        261        (155)
    Accounts payable..................................       (970)      1,070
    Accrued liabilities...............................     (1,064)     (1,005)
                                                          --------------------
Net cash used in operating activities.................       (812)     (5,810)

Investing activities:
Acquisition of property and equipment.................       (116)       (178)
Sale of short-term cash investments...................         --       1,033
Other investing activities............................         51         (86)
                                                          --------------------
Net cash used in investing activities.................        (65)        769
                                                          --------------------
Financing activities:
Proceeds from short-term loan ........................         15       1,000
                                                          --------------------
Net cash provided by financing activities.............         15       1,000
                                                          --------------------
Net (decrease) in cash and cash equivalents...........       (862)     (4,041)
Cash and cash equivalents at beginning of period......      1,276       5,915
                                                          --------------------
Cash and cash equivalents at end of period............       $414      $1,874
                                                          ====================
Supplemental disclosure of non cash transaction:
Interest paid.........................................         74          --
Issurance of stock to Hyundai for acquisition
of DVD-ROM asset......................................         --      $3,500

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

Digital Video Systems, Inc. (the "Company") is a technology company specializing in Digital Versatile Disc (DVD) and other digital video technologies. The Company is currently focused on developing, manufacturing, and marketing DVD-based products (ROM Drives and Intelligent Loaders) for the computer and consumer product markets. Previously developed products from which the Company currently derives revenue include its Video CD Player, Video Engine (Kiosk), and Video-on- Demand video servers for commercial applications. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-KSB for the fiscal year ended March 31, 1999.

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

Note 2 - Net Loss Per Share Basic

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares during the periods, except those that are anti-dilutive. Basic and diluted net loss per share is calculated as follows (in thousands):

                                                Three Months Ended
                                                     June 30,
                                                ------------------
                                                  1999     1998
                                                ------------------
Net loss..................................      ($1,880)  ($4,917)
                                                ==================

Weighted average common shares
  outstanding(1)..........................       31,184    14,526
                                                ------------------
Shares used in computing Basic and Diluted
  net loss per share......................       31,184    14,526
                                                ==================

Basic and Diluted net loss per share......       ($0.06)   ($0.34)
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

The components of comprehensive income, net of tax, are as follows (in thousands):

                                                Three Months Ended
                                                     June 30,
                                                ------------------
                                                  1999     1998
                                                ------------------
Net loss...................................     ($1,880)  ($4,917)
Cumulative foreign currency
  translation adjustments..................         (36)     (287)
                                                ------------------
  Comprehensive income (loss)..............     ($1,916)  ($5,204)
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

Note 5 - Related Party Transactions

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

The Company had substantial losses in the past, including $27 million and $19 million in the fiscal years 1998 and 1999, which ended at March 31, 1998 and 1999, respectively. Consequently, the Company's working capital has been in the negative position since late calendar year 1998. In order to fund its operations and growth, the Company is actively seeking additional investment and financing to meet those needs. Management's plan is to raise additional funds from new and existing investors, establish additional credit lines with financial institutions, and attain profitability in the near term. In addition, the management believes that a major portion of the funds required to fuel our growth will be supplied through the strategic alliance established in China. There can be no assurance that the Company will obtain such additional financing or reach profitability in the near term.

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

To expedite the turnaround, the current management team has instituted aggressive measures including (a) further reduced operating expenses by 24%, or $0.7 million, compared with the preceeding quarter which ended March 31, 1999, (b) increased the sales of DVD Intellegent Loaders, whose backlog at June 30, 1999 was approximately $15 million, (c) established strategic alliance in China which may provide us the ability to greatly expand production capacity at a lower cost of production, as well as the necessary working capital to fuel the growth of our DVD products.

The financial effect of this effort has been to increase by six-fold the identified current products "Ongoing" revenue to $6.4 million in the quarter, which ended at June 30, 1999 as compared to $1 million in the like quarter in 1998. In addition, operating expenses have been reduced 59% from the same quarter a year ago, with operating expenses for the three months ended June 30, 1999 of $2.3 million compared to $5.5 million for the three months ended June 30, 1998. (See Results of Operations).

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

                                         Percent of Revenue
                                         ------------------
                                         Three Months Ended
                                              June 30,
                                         ------------------
                                           1999     1998
                                         ------------------
Revenues                                  100.0%   100.0%

Gross margin                                5.1%    22.1%
Research and development                   10.4%    74.5%
Sales and marketing                         8.2%    39.0%
General and administration                 16.2%    95.9%
Acquired in process R & D                   1.0%    20.9%
Operating loss                            -30.6%  -208.2%
Net loss                                  -29.6%  -205.8%

                                         Three months ended
                                              June 30,
                                         ------------------   %
                                         1999     1998     Change
                                       ---------------------------
Consolidated Revenue                    $6,355    $2,389     166%
             "Ongoing"                  $6,355    $1,005     532%
              Other                        0      $1,386       -

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

                                         Three months ended
                                              June 30,
                                         ------------------   %
                                         1999     1998     Change
                                       ---------------------------
      Gross margin                         $322     $528    -39.2%
      as a percentage of revenue            5.1%    22.1%

The decrease in the gross margin as a percentage of total revenue for the three-month period ended June 30, 1999 compared to the same period in the last fiscal year was due to the high initial cost of our DVD product coupled with downward pricing pressure on the initial product offerings. Imbalance in our inventory of the early models, coupled with a temporary global over supply of DVD-ROM drives near the beginning of this fiscal year, resulted in a pressure to sell the drives at a lower margin. As the global supply and demand for the DVD-ROM drives returns to normal, and the percentage of the DVD Intelligent Loaders increases in our DVD product mix, the Company expects that its gross margin as a percentage of revenue will increase.

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

                                         Three months ended
                                              June 30,
                                         ------------------   %
                                         1999     1998     Change
                                       ---------------------------
      General and Administrative       $1,027    $2,292     -55.2%
      as a percentage of revenue         16.2%     95.9%

General and administrative expenses consist of administrative salaries and benefits, insurance, facility, legal, accounting, investor relations and other business support costs. These expenses dramatically decreased $1.3 million, or 55% for the three-month period ending June 30, 1999 when compared to the same period from the previous fiscal year. The decrease was due to the Company's aggressive restructuring efforts. For the near term, the Company intends to maintain approximately the same level of spending on general and administrative expenses in terms of the percentage of revenue. As the Company's expected growth continues, these expenses in dollar terms are expected to increase.

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

Liquidity And Capital Resources

As a result of the Company's significant operating losses in the past, the substantial funding consumed for acquisitions, and the significant liabilities carried over from prior operations, the Company's working capital has been in a negative position since late calendar year 1998. As of June 30, 1999, the Company had negative working capital of $1.7 million and cash, cash equivalents of $0.4 million, compared to working capital of $3.1 million including cash and cash equivalents, and short- term investments of $1.9 million at June 30, 1998. The shortage of working capital has made it difficult for the Company to meet all obligations on a timely basis.

The Company is actively seeking additional investments and financing to meet its liquidity needs. Management's plan to continue and expand the Company's operations include raising additional funds from new and existing investors, financial institutions, and attaining profitibility in the near term. Management believes that a significant portion of the funds required to fuel our growth will be supplied through our strategic alliance established in China. Net cash used in operating activities was $0.8 million for the three months ended June 30, 1999 compared to $5.8 million for the three months ended June 30, 1998. Substantially all of the net cash used in operating activities in the three months ended June 30, 1999 represented the net loss of $1.9 million adjusted for non- cash charges for depreciation and amortization of $0.3 million and acquired in-process research and development of $0.06 million and net cash provided by decrease in inventories of $3.8 million, and decrease in prepaids and other current assets of $ 0.2 million, and net cash used to fund increased in accounts receivable of $1.3 million, decrease in accounts payable of $1 million, and accrued liabilities of $1.1 million. Substantially all of the net cash used in operating activities for the three months ended June 30, 1998 represented the net loss of $4.9 million adjusted for non-cash charges for deprecitaion and amortization of $0.5 million and acquired in-process research and development of $0.5 million and $1.7 million used to secure a letter of credit for the purchase of inventory in Asia.

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

Item 1. Legal Proceedings

The Company is involved in a pending lawsuit. Ambient Capital Group has filed suit against the Company seeking to recover a "commission" arising out of a private placement investment secured by the Company The Company has filed a cross-complaint against Ambient Capital. It is the opinion of Management that this case will result in a favorable outcome. Management feels there will be no material effect on the financial statements.The Company is also in litigation with its former corporate council regarding unpaid fees. The Company has filed a cross-complaints against the firm.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 27.1 Financial Data Schedule

(b) Reports on Form 8-K

Form 8-K, dated June 30, 1999, changes in registrant's certifying accountant.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 3, 2000
DIGITAL VIDEO SYSTEMS, INC.
	By:	/s/ Mali Kuo Mali Kuo Co-Chairman of the Board and Chief Executive Officer