Form 10QSB/A
period 1999-09-30
DIGITAL VIDEO SYSTEMS INC
filed 2000-10-04
CIK 1009395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment 2

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    The number of shares of Common Stock outstanding as of September 30, 1999, was 5,619,615.

Digital Video Systems, Inc.
 FORM 10-Q   Index

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet -
   September 30, 1999

Condensed Consolidated Statements of Operations -
   Three and Six months ended September 30, 1999 and 1998

Condensed Consolidated Statements of Cash Flows -
   Six months ended September 30, 1999 and 1998

Notes to Condensed Consolidated Financial Statements -
   September 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 1. Legal Proceedings
      None.

Item 2. Changes in Securities and Use of the Proceeds
      None.

Item 3. Defaults upon Senior Securities
      None.

Item 4. Submission of Matters to a Vote of Security Holders
      None.

Item 5. Other Information
      None.

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I -- FINANCIAL INFORMATION

Item I. Financial Statements

Digital Video Systems, Inc.
Condensed Consolidated Balance Sheet
(in thousands)
(Unaudited)

                                                       September 30,
                                                            1999
                                                       ------------
Assets:
Current assets:
   Cash and cash equivalents.........................       $3,233
   Accounts receivable, net..........................        2,003
   Inventories.......................................        3,833
   Prepaid expenses and other current assets.........        2,229

   Notes receivable -Current(Related Party)                  1,150
                                                       ------------
      Total current assets                                  12,448

Property and equipment, net..........................        1,811
Investment in Shanghai...............................          163
Notes receivable -Non current(Related Party).........        2,300

Intangible assets....................................        1,958
Other assets.........................................           12
                                                       ------------
                                                           $18,692
                                                       ============

Liabilities and Stockholders' Equity:
Current liabilities:
   Accounts payable..................................        7,629
   Other payable.....................................        2,000
   Notes payable.....................................        2,134
   Accrued liabilities...............................        1,965
                                                       ------------
      Total current liabilities......................      $13,728

Stockholders' equity:
   Preferred Stock...................................           --
   Common stock......................................            3
   Additional paid-in capital........................       67,378
   Accumulated deficit...............................      (63,698)
   Cumulative translation adjustments................        1,279
                                                       ------------
      Total stockholders' equity                             4,964
                                                       ------------
Total Liabilities and Stockholders' equity:..........       18,692
                                                       ============

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

                                         Three Months Ended  Six Months Ended
                                           September 30,       September 30,
                                        ------------------- -------------------
                                           1999      1998      1999      1998
                                        --------- --------- --------- ---------
Revenue:
  Product revenue....................... $15,605    $3,083   $21,926    $5,397
  Development and services revenue......      49       260        57       335
  Component revenue.....................      77       133       103       133
                                        --------- --------- --------- ---------
    Total revenue.......................  15,731     3,476    22,086     5,865

Cost of product revenue.................  13,996     2,651    19,990     4,504
Cost of development and
 services revenue.......................       2        12         4        20
Cost of component revenue...............       8       143        45       143
                                        --------- --------- --------- ---------
Gross margin............................   1,725       670     2,047     1,198
Operating expenses:
  Research and development..............     511     1,911     1,169     3,691
  Sales and marketing...................     500       738     1,019     1,669
  General and administrative............     661     2,161     1,688     4,453
  Acquired in-process research
   and development......................      62        --       125       500
                                        --------- --------- --------- ---------
     Total operating expenses...........   1,734     4,810     4,001    10,313
                                        --------- --------- --------- ---------
     Income (Loss) from operations......      (9)   (4,140)   (1,954)   (9,115)
Interest expense.......... .............      58        --       (16)       --
Other income (expense), net.............   2,981       (24)    3,120        34
                                        --------- --------- --------- ---------
Net Income (loss).......................  $3,030   ($4,164)   $1,150   ($9,081)
                                        ========= ========= ========= =========
Basic & Diluted net income (loss)
    per share - as adjusted ............   $0.68    ($1.84)    $0.45    ($4.18)
                                        ========= ========= ========= =========
Shares used in the calculation of Basic
 and Diluted net loss per share ........   4,460    15,866    17,822    15,196
  Adjustment for stock split (1:7) .....      --         7         7         7
  Split adjusted shares ................   4,460     2,267     2,546     2,171
                                        ========= ========= ========= =========

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements Of Cash Flows
(in thousands)
(Unaudited)

                                                          Six Months Ended
                                                             September 30,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
Cash flows from operating activities:
Net Income (loss).....................................      $1,150     ($9,081)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization.....................         413       1,038
    Purchased in-process research and development.....         125         500
    (Gain)Loss on disposal of fixed assets............          --         117
    Gain on sale to Related Party                           (3,450)         --
Changes in operating assets and liabilities:
    (Increase)decrease in restricted cash.............          --        (751)
    Accounts receivable...............................      (1,241)        302
    Inventories.......................................       3,953        (193)
    Prepaid expenses and other current assets.........        (193)       (227)
    Accounts payable..................................       4,189         965
    Accrued liabilities...............................      (2,443)       (451)
                                                         ----------  ----------
Net cash provided by (used in) operating activities...       2,504      (7,783)
                                                         ----------  ----------
Investing activities:
Acquisition of property and equipment.................        (205)       (865)
Sale of short-term cash investments...................          --       1,033
Investment in Shanghai................................        (163)         --
Other investing activities............................          --         392
Proceeds from intangible assets.......................         120          --
                                                         ----------  ----------
Net cash (used in) provided by investing activities...        (248)        560
                                                         ----------  ----------
Financing activities:
Issuance of common stock..............................          10       1,316
Proceeds from short-term loan ........................          12       1,000
Repayment of short-term loan .........................          --      (1,000)
                                                         ----------  ---------
Net cash (used in) provided in financing activities...          22       1,316

Effect of exchange rate changes............................   (321)          0

                                                         ----------  ----------
Net increase (decrease) in cash and cash equivalents..       1,957      (5,907)
Cash and cash equivalents at beginning of period......       1,276       5,915
                                                         ----------  ----------
Cash and cash equivalents at end of period............      $3,233          $8
                                                         ==========  ==========
Supplemental disclosure of non cash transaction:
  Interest paid.......................................        $132        $ --
  Issurance of stock to Hyundai for acquisition
   of DVD-ROM asset...................................                  $3,500
  Note Receivable from OPLI on Sale of DV Business          $3,450

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented. Operating results for the three-month and six-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending March 31, 2000.

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

Note 2 - Net Income (Loss) Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares during the periods, except those that are anti-dilutive. Basic and diluted net loss per share is calculated as follows (in thousands):

                                 Three Months Ended     Six Months Ended
                                    September 30,         September 30,
                                 -------------------   -------------------
                                    1999      1998       1999      1998
                                 --------- ---------   --------- ---------
Net income (loss)................ $3,030   ($4,164)     $1,150   ($9,081)
                                 ========= =========   ========= =========

Weighted average common shares
  outstanding(1).................  4,460     2,267       2,546     2,171
                                 --------- ---------   --------- ---------
Shares used in computing Basic
  and Diluted net income (loss)
  per share......................  4,460     2,267       2,546     2,171
                                 ========= =========   ========= =========
Basic and Diluted net income
 (loss) per share................  $0.68    ($1.84)      $0.45    ($4.18)
                                 ========= =========   ========= =========

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

The components of comprehensive income, net of tax, are as follows (in thousands):

                               Three Months Ended    Six Months Ended
                                  September 30,        September 30,
                               -------------------  -------------------
                                 1999      1998        1999      1998
                               --------- ---------  --------- ---------
Net Income (loss)..............  $3,030   ($4,164)    $1,150   ($9,081)

Cumulative foreign currency
  translation adjustments......    (284)      478       (321)      368
                               --------- ---------  --------- ---------
  Comprehensive income (loss)..  $2,746   ($3,686)      $829   ($8,713)
                               ========= =========  ========= =========

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

Note 5 - Related Party Transactions

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

Note 7 - Change in useful life of intangible assets acquired from Hyundai in June 1998

The intellectual property acquired has enabled the Company to gain rapid acceptance for the current product offerings. This acceptance is best evidenced by the rapid growth enjoyed (current annual rate in excess of $80 million). This digital technology portfolio acquired will provide many future product developments for the coming years and coupled with our market penetration to date we now estimate a 7 year useful life, as compared to the original estimate of three years made in June, 1998. The resulting effect of this change in the current and future quarters is a reduction in amortization of approximately $137,141 per quarter from $200,000 in prior quarters to $62,859 in this and in future quarters.

Note 8 - Stock split

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

The results of this effort of the past year and particularly during the past six months has been to report, in this quarter, operating losses of only $9,000.

                                  Three Months Ended
                                      September 30,
                                  ---------------------
                                   1999           1998
                                  -------       --------
Operating Income/(Loss)             ($9)        ($4,140)

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

                                        Percent of Revenue
                                        -------------------
                                        Three Months Ended
                                           September 30,
                                        -------------------
                                           1999      1998
                                        --------- ---------

Revenues                                   100.0%    100.0%

Gross margin                                11.0%     19.3%
Research and development                     3.2%     55.0%
Sales and marketing                          3.2%     21.2%
General and administration                   4.2%     62.2%
Acquired in process R & D                    0.4%      0.0%
Operating income/(loss)                      0.0%   -119.1%
Net income/(loss)                           19.3%   -119.8%

                                          Three months ended
                                           September 30,
                                        -------------------     %
                                           1999      1998    Change
                                        --------- --------- ---------
Consolidated Revenue                     $15,731    $3,476     352.6%
  "Ongoing"                              $15,731    $2,078     657.0%
   Other                                      $0    $1,398       --

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

                                         Three months ended
                                           September 30,
                                        -------------------     %
                                           1999      1998    Change
                                        --------- --------- ---------
      Research and Development              $511    $1,911     -75.1%
      as a percentage of revenue             3.2%     55.0%

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

Liquidity And Capital Resources

As a result of the Company's significant operating losses in the past, the substantial funding consumed for acquisitions, and the significant liabilities carried over from prior operations, the Company's working capital has been in a negative position since late calendar year 1998. The shortage of working capital has made it difficult for the Company to meet all obligations on a timely basis. The Company had received $6.5 million in cash from OPLI by March 1999 to fuel the operational growth and pay off part of the liabilities incurred in the past. As of September 30, 1999, the Company had negative working capital of $1.0 million with cash, cash equivalents of $3.2 million, compared to working capital of $0.7 million with nearly no cash and cash equivalents at September 30, 1998.

The Company has been actively seeking additional investments and financing to meet its liquidity needs. Management's plan to continue and expand the Company's operations include raising additional funds from new and existing investors (see note 5), financial institutions, strategic alliances, and maintaining and improving profitability.

Net cash provided by operating activities was $2.5 million for the six months ended September 30, 1999, compared to $7.8 million net cash used for the six months ended September 30, 1998. Substantially all of the net cash provided by operating activities in the six months ended September 30, 1999 represented the net income of $1.2 million adjusted for non-cash charges for depreciation and amortization of $0.4 million and acquired in-process research and development of $0.12 million and net cash provided by decrease in inventories of $4 million, and increase in accounts payable of $4 million. Net cash used to fund increased in accounts receivable of $1.2 million, decrease in prepaid and other current assets of $0.19 million, and accrued liabilities of $2.4 million. Substantially all of the net cash used in operating activities for the six months ended September 30, 1998 represented the net loss of $9 million adjusted for non-cash charges for depreciation and amortization of $1 million and acquired in-process research and development of $0.5 million.

Net cash used in investing activities was $0.2 million for the six months ended September 30, 1999 compared to $0.6 million provided by investing activities for the six months ended September 30, 1998. Substantially all of the cash used in investing activities for the six months ended September 30, 1999 consisted of the acquisition of property and equipment of $0.2 million and investment in Shanghai of $0.2 million offset by proceeds from sale of intangible assets of $0.12 million. Net cash provided by investing activities for the six months ended September 30, 1998 included the sale of short-term investments of $1 million which was partially offset by the acquisition of property and equipment of $0.2 million.

Net cash provided in financing activities for the six months ended September 30, 1999 was $22 thousand compared to $1.3 million net cash provided by for the six months ended September 30, 1998. The above activities resulted in an increase in cash and cash equivalents of $2 million for the six months ended September 30, 1999 compared to a decrease in cash and cash equivalents of $6.0 million for the six months ended September 30, 1998.

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

None.

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