Form 10QSB/A
period 1999-12-31
DIGITAL VIDEO SYSTEMS INC
filed 2000-10-04
CIK 1009395

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    The number of shares of Common Stock outstanding as of December 31, 1999, was 5,626,869.

Digital Video Systems, Inc.
 FORM 10-Q   Index

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet -
   December 31, 1999

Condensed Consolidated Statements of Operations -
   Three and nine months ended December 31, 1999 and 1998

Condensed Consolidated Statements of Cash Flows -
   Nine months ended December 31, 1999 and 1998

Notes to Condensed Consolidated Financial Statements -
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

Signatures

PART I -- FINANCIAL INFORMATION

Item I. Financial Statements

Digital Video Systems, Inc.
Condensed Consolidated Balance Sheet
(in thousands)
(Unaudited)

                                                       December 31,
                                                            1999
                                                       ------------
Assets:
Current assets:
   Cash and cash equivalents.........................       $4,169
   Accounts receivable, net..........................        1,337
   Inventories.......................................        7,754
   Prepaid expenses and other current assets.........        1,826
                                                       ------------
      Total current assets                                  15,089

Property and equipment, net..........................        2,139
Investment in Shanghai...............................          204
Notes receivable - Non current (Related Party).......        2,282
Intangible assets....................................        1,833
Other assets.........................................          824
                                                       ------------
                                                           $22,371
                                                       ============

Liabilities and Stockholders' Equity:
Current liabilities:
   Accounts payable..................................       $6,942
   Other payable.....................................        1,012
   Notes payable.....................................        4,377
   Note Payable - Related Party......................          500
   Accrued liabilities...............................        2,445
                                                       ------------
      Total current liabilities......................       15,276

Long-term liabilities:
   Minority interest.................................          936
                                                       ------------
      Total Liabilities..............................       16,212
                                                       ============

Stockholders' equity:
   Preferred Stock...................................           --
   Common stock......................................            3
   Additional paid-in capital........................       67,378
   Accumulated deficit...............................      (63,237)
   Cumulative translation adjustments................        2,018
                                                       ------------
      Total stockholders' equity                             6,162

                                                       ------------
Total Liabilities and Stockholders' equity:..........      $22,371

                                                       ============

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

                                         Three Months Ended  Nine Months Ended
                                           December 31,        December 31,
                                        ------------------- -------------------
                                           1999      1998      1999      1998
                                        --------- --------- --------- ---------
Revenue:
  Product revenue....................... $23,292    $4,927   $45,218   $10,324
  Development and services revenue......     187        66       244       401
  Component revenue.....................       2       189       105       322
                                        --------- --------- --------- ---------
    Total revenue.......................  23,481     5,182    45,567    11,047

Cost of product revenue.................  19,703     4,468    39,693     8,972
Cost of development and
 services revenue.......................     116        --       120        20
Cost of component revenue...............      13       122        58       265
                                        --------- --------- --------- ---------
Gross margin............................   3,649       592     5,696     1,790
Operating expenses:
  Research and development..............     608     1,378     1,777     5,069
  Sales and marketing...................     633       650     1,652     2,319
  General and administrative............   1,676     1,525     3,364     5,978
  Acquired in-process research
   and development......................      --       --        125       500
                                        --------- --------- --------- ---------
     Total operating expenses...........   2,917     3,553     6,918    13,866
                                        --------- --------- --------- ---------
     Income (loss) from operation.......     732    (2,961)   (1,222)  (12,076)
Other income (expense), net.............     165      (744)    3,269      (710)
Loss on sale of interest in Korean sub       262                 262
                                        --------- --------- --------- ---------
Net income(loss)before minority interest     635    (3,705)    1,785   (12,786)

Minority interest.......................     174      0          174         0
                                        --------- --------- --------- ---------
Net income (Loss).......................    $461   ($3,705)   $1,611  ($12,786)
                                        ========= ========= ========= =========

Basic net loss per share....               $0.10    ($1.71)     $0.36   ($5.89)
Diluted net income/ (loss) per share       $0.08    ($1.71)     $0.36   ($5.89)
                                        ========= ========= ========= =========

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements Of Cash Flows
(in thousands)
(Unaudited)

                                                           Nine Months Ended
                                                              December 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
Cash flows from operating activities:
Net Income (loss).....................................      $ 1611    ($12,786)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Minority Interest                                          174          --
    Loss on sale of interest in Korean subsidiary              262          -
    Depreciation and amortization.....................         701         859
    Purchased in-process research and development.....         125         500
    (Gain)Loss on disposal of fixed assets............          --      (1,104)
    Gain on sale to related party                           (3,450)         --
Changes in operating assets and liabilities:
    (Increase)decrease in restricted cash.............          --        (751)
    Accounts receivable...............................        (577)        198
    Inventories.......................................          31      (1,096)
    Prepaid expenses and other current assets.........        (305)       (761)
    Accounts payable..................................       1,502       3,848
    Accrued liabilities...............................        (951)      1,247

                                                         ----------  ----------
Net cash provided by (used in) operating activities...        (877)     (9,846)
                                                         ----------  ----------
Investing activities:
Acquisition of property and equipment.................        (695)       (460)
Sale of short-term cash investments...................          --       1,033
Investment in Shanghai................................        (204)         --
Other investing activities............................          --         405
Proceeds from intangible assets.......................         129          --
                                                         ----------  ----------
Net cash (used in) provided by investing activities...        (770)        978
                                                         ----------  ----------
Financing activities:
Issuance of preferred stock...........................          (1)      2,000
Issuance of common stock..............................          10       1,403
Proceeds from short-term loan ........................       2,747       2,500
Repayment of short-term loan .........................          --      (1,000)
Proceeds from exercise of option to
Purchase interest in Korean subsidiary                         500          --
Payments on note receivable - Related party                    868
                                                         ----------  ----------
Net cash (used in) provided in financing activities...       4,124       4,903

Effect of exchange rate changes............................    416          --

Net increase (decrease) in cash and cash equivalents..       2,893      (3,965)
Cash and cash equivalents at beginning of period......       1,276       5,915
                                                         ----------  ----------
Cash and cash equivalents at end of period............      $4,169      $1,950
                                                         ==========  ==========
Supplemental disclosure of non cash transaction:
  Interest paid.......................................        $253       $  --
  Issurance of stock to Hyundai for acquisition
   of DVD-ROM asset...................................      $  --       $3,500
  Note Receivable from OPLI on sale of DV business          $3,450

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented. Operating results for the three-month and nine-month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending March 31, 2000.

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

                                     Income (loss)     Shares      Per Share
                                      (Numerator)   (Denominator)    Amount
                                     -------------  -------------  ----------
Three months ended December 31, 1999:
  Basic income                            $461           4,468         $0.10
  Effect of dilutive stock
    Options and warrants                    --           1,067        ($0.02)
                                     -------------  -------------  ----------
  Diluted income per share                $461           5,535         $0.08
                                     =============  =============  ==========
Three months ended December 31, 1998:
  Basic and diluted (loss)             ($3,705)          2,171        ($1.71)
  Effect of dilutive stock
    Options and warrants                    --              --            --
                                     -------------  -------------  ----------
  Basic and diluted net (loss)
    per share                           ($3,705)         2,171        ($1.71)
                                     =============  =============  ==========

The computation of net income (loss) per share for the nine months was as follows:
                                     Income (loss)     Shares      Per Share
                                      (Numerator)   (Denominator)    Amount
                                     -------------  -------------  ---------
Nine months ended December 31, 1999:
  Basic income                           $1,611          4,468         $0.36
  Effect of dilutive stock
    Options and warrants                     --             --            --
                                     -------------  -------------  ---------
  Diluted income per share               $1,611          4,468         $0.36
                                     =============  =============  =========
Nine months ended December 31, 1998:
  Basic and diluted (loss)              (12,786)         2,171        ($5.89)
  Effect of dilutive stock
    Options and warrants                     --             --            --
                                     -------------  -------------  ---------
  Basic and diluted net (loss)
    per share                           (12,786)         2,171        ($5.89)
                                     =============  =============  =========

At December 31, 1999 and 1998 1,143,645 and 1,143,645shares of common stock in escrow were excluded from the calculation of basic and diluted earnings per share.

For the nine-month period ended December 31, 1999 and 1998, respectively, 18,450,000 and 18,450,000 of Class A and Class B warrants were excluded from the calculation of diluted loss per share because their effect is anti-dilutive.

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

The components of comprehensive income, net of tax, are as follows (in thousands):

                                Three Months Ended    Nine Months Ended
                                    December 31,         December 31,
                                -------------------  -------------------
                                   1999      1998       1999      1998
                                --------- ---------  --------- ---------
Net Income (loss)...............    $461   ($3,705)    $1,611  ($12,786)

Cumulative foreign currency
  translation adjustments.......     736      (251)       418      (117)
                                --------- ---------  --------- ---------
  Comprehensive income (loss)...  $1,197   ($3,956)    $2,029  ($12,669)
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

The intellectual property acquired has enabled the Company to gain rapid acceptance for the current product offerings. This acceptance is best evidenced by the rapid growth enjoyed (current annual rate in excess of $80 million). This digital technology portfolio acquired will provide many future product developments for the coming years and coupled with our market penetration to date we now estimate a 7 year useful life, as compared to the original estimate of three years made in June, 1998. The resulting effect of this change in this current and previous quarter is a reduction in amortization of approximately $137,000 per quarter from $200,001 in prior quarters to $63,000 in this and in future quarters.

Note 8 - Related Party Transactions

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

Note 9 - Minority Interest

As noted above, OPLI, a related party to the Company, entered into an agreement with the Company to purchase the Company's Digital Video business and an option to purchase 20% of DVS Korea stock for $3.45 million and an additional $0.5 million to exercise the option when certain conditions are met. OPLI exercised the option to purchase 20% of DVS Korea effective November 23, 1999. DVS Korea's book value of the 20% interest at that time was $0.762 million. The difference of $0.262 million has been recognized as a loss on the consolidated financial statements for the quarter ending December 31, 1999.

Note 10 - Stock split

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

The Company is reporting a negative working capital position of $187,000 at December 31, 1999. With our operations now profitable and with credit lines of more than $20 million established with banks, the Company believes that it is financially able for its current operations. In anticipation of the rapid growth in the coming fiscal year, the Company has been active in securing additional credit lines and other sources of funds to meet its growth plans.

The Company continues to focus on high-volume products based upon its DVD intellectual property portfolio. Initial offering of DVD-ROM drives and DVD loaders have gained acceptance in the marketplace and are fueling the rapid growth of the Company and also establishing an entryway for future product offerings.

Sales have grown rapidly and revenues in this quarter, ending December 31, 1999, increased to $23.3 million as compared to the prior quarter ending September 30, 1999 of $15.6 million and the quarter ending December 31,1998, a year ago, of"ongoing revenues" of $4.4 million. This is an increase of nearly 51% over our second quarter ending September 30,1999 and nearly six times our quarter ending December 31, a year ago.

Gross margins continue to improve (running at 16% in the third quarter ending December 31, 1999 versus 11% in the second quarter ending September 30, 1999) reflecting our increasing procurement volumes coupled with effective value engineering. Initial deliveries of our latest low cost DVD loader/drive designs, which will also be produced in China, are forecasted to begin in late March 2000.

Operating expenses, worldwide, continue under tight control with operating expenses in this quarter ending December 31, 1999 of $2.9 million and are about 80% of what they were a year ago ($3.6 million) in the quarter ending December 31, 1998.

Spending is up from the previous quarter by about $1.1 million reflecting the infrastructure required to support our annualized revenue of over $90 million and, as discussed later, to cover the one-time charges required to support the China initiative and to establish distribution of DVD products in Europe.

                                          Three months ended
                                           December 31,
                                        -------------------     %
                                           1999      1998    Change
                                        --------- --------- ---------
  Revenue                                $23,481    $5,182     353.1%
  Operating expense                       $2,917    $3,553     -18.0%
  Percent of revenue                        12.4%     68.6%       --

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

                                        Percent of Revenue  Percent of Revenue
                                        ------------------- -------------------
                                        Three Months Ended  Nine Months Ended
                                           December 31,        December 31,
                                        ------------------- -------------------
                                           1999      1998      1999      1998
                                        --------- --------- --------- ---------

Revenues                                   100.0%    100.0%    100.0%    100.0%

Gross margin                                15.5%     11.4%     12.5%     16.2%
Research and development                     2.6%     26.6%      3.9%     45.9%
Sales and marketing                          2.7%     12.5%      3.6%     21.0%
General and administration                   7.1%     29.4%      7.4%     54.1%
Acquired in process R & D                    0.0%      0.0%      0.3%      4.5%
Operating income (loss)                      3.1%    -57.1%     -2.7%   -109.3%
Net income (loss)                            2.0%    -71.5%      3.5%   -115.7%

                                        Three months ended
                                           December 31,
                                        -------------------     %
                                           1999      1998    Change
                                        --------- --------- ---------
Consolidated Revenue                     $23,481    $5,182     353.1%
  "Ongoing"                              $23,481    $4,393     434.5%
   Other                                 $   --     $789        --

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

                                        Three months ended
                                           December 31,
                                        -------------------     %
                                           1999      1998    Change
                                        --------- --------- ---------
      Research and Development              $608    $1,378     -56.0%
      as a percentage of revenue             2.6%     26.6%

Research and development expenses consist primarily of personnel and equipment prototype costs required for the Company's product development efforts in Korea. Research and development expenses decreased by $.8 million or 56% during the three months ended December 31, 1999 compared with the same period in the prior fiscal year. The Company expects that the research and development expenses will increase as the revenue grows, to allow more resources for developing next generation DVD products, as well as other technologies.

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

                                        Three months ended
                                           December 31,
                                        -------------------
                                           1999      1998
                                        --------- ---------
      Other income                          $165     ($744)
      Loss on sale of interest in
      Korean subsidiary                     (262)       --
      Total                                  (97)    ($744)
      as a percentage of revenue          -0.004% %  -14.4%

Other income for the period is primarily the result of favorable exchange rate gains of our Korean subsidiary.

Liquidity And Capital Resources

Negative working capital at December 31, 1999 is $187,000 compared to a negative position at December 31, 1998 of $962,000. The Company believes that it has "turned the corner" to continuing profitability and coupled with established credit lines of more than $20 million, has sufficient funds available to support its current operations. The Company is also active in securing additional credit lines and other sources of funds to support its aggressive growth plan.

Net cash used by operating activities was $9 thousand for the nine months ended December 31, 1999, compared to $9.8 million net cash used for the nine months ended December 31, 1998. Substantially all of the net cash provided by operating activities in the nine months ended December 31, 1999 represented the net income of $1.6 million adjusted for non-cash charges for depreciation and amortization of $0.7 million,recognition of Minority interest of $0.17 million, loss on sale of interest In Korean subsidiary of $0.26 million, acquired in-process research and development of $0.12 million and net cash provided by an increase in accounts payable of $1.5 million. Offsetting this were an increase in accounts receivable of $0.6 million, decrease in prepaid and other current assets of $0.6 million, and accrued liabilities of $1.0 million. Substantially all of the net cash used in operating activities for the nine months ended December 31, 1998 represented the net loss of $12.8 million adjusted for non-cash charges for depreciation and amortization of $0.9 million and acquired in-process research and development of $0.5 million.

Net cash used in investing activities was $0.7 million for the nine months ended December 31, 1999 compared to $1.0 million provided by investing activities for the nine months ended December 31, 1998. Substantially all of the cash used in investing activities for the nine months ended December 31, 1999 consisted of the acquisition of property and equipment of $0.7 million and investment in Shanghai of $0.2 million offset partially by proceeds from intangible assets. Net cash provided by investing activities for the nine months ended December 31, 1998 included the sale of short-term investments of $1 million which was partially offset by the acquisition of property and equipment of $0.5 million.

Net cash provided in financing activities for the nine months ended December 31, 1999 was $4.1 million compared to $4.9 million net cash provided by for the nine months ended December 31, 1998. The cash provided were proceeds of $2.8 from short term loan and proceeds from exercise of option to purchase interest in Korean subsidiary of $0.5 million.The above activities resulted in an increase in cash and cash equivalents of $2.9 million for the nine months ended December 31, 1999 compared to a decrease in cash and cash equivalents of $4.0 million for the nine months ended December 31, 1998.

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

None

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