Form 10QSB
period 2000-09-30
DIGITAL VIDEO SYSTEMS INC
filed 2000-11-20
CIK 1009395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    The number of shares of Common Stock outstanding as of September 30, 2000, was 5,845,504.

Digital Video Systems, Inc.
 FORM 10-QSB   Index

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet -
   September 30, 2000

Condensed Consolidated Statements of Operations -
   Three and Six months ended September 30, 2000 and 1999

Condensed Consolidated Statements of Cash Flows -
   Six months ended September 30, 2000 and 1999

Notes to Condensed Consolidated Financial Statements -
   September 30, 2000

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

Signatures

PART I -- FINANCIAL INFORMATION

Item I. Financial Statements

Digital Video Systems, Inc.
Condensed Consolidated Balance Sheet
(in thousands)
(Unaudited)

                                                       September 30,
                                                           2000
                                                       ------------
Assets:
Current assets:
   Cash and cash equivalents.........................       $  458
   Restricted cash...................................        2,153
   Accounts receivable, net..........................        2,192
   Inventories.......................................        9,162
   Prepaid expenses and other current assets.........        3,598
   Notes receivable - current (related party)........          959
                                                       ------------
      Total current assets...........................       18,522

Property and equipment, net..........................        2,257
Investment in Shanghai...............................           89
Notes receivable - non-current (related party).......        1,623
Intangible assets....................................        1,491
Other assets.........................................        3,981
                                                       ------------
      Total assets...................................      $27,963
                                                       ============

Liabilities and Stockholders' Equity:
Current liabilities:
   Line of credit....................................       $8,085
   Accounts payable..................................        5,940
   Other payable.....................................          266
   Notes payable.....................................          164
   Accrued liabilities...............................        2,831
   Capital lease obligations.........................          123
                                                       ------------
      Total current liabilities......................      $17,409

Long term liabilities:
   Notes payable.....................................          482
   Notes payable - related party.....................          760
   Other long term liabilities.......................          320
                                                       ------------
      Total liabilities..............................      $18,971

Minority interest....................................        1,483

Stockholders' equity:
   Preferred Stock...................................           --
   Common stock......................................            1
   Additional paid-in capital........................       68,768
   Cumulative translation adjustments................        1,773
   Deferred compensation.............................         (277)
   Accumulated deficit...............................      (62,756)
                                                       ------------
      Total stockholders' equity.....................        7,509
                                                       ------------
      Total liabilities and stockholders' equity.....       27,963
                                                       ============

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

                                         Three Months Ended  Six Months Ended
                                           September 30,       September 30,
                                        ------------------- -------------------
                                           2000      1999      2000      1999
                                        --------- --------- --------- ---------
Revenue:
Net revenue............................  $24,618   $15,731   $47,373   $22,086
Cost of revenue........................   20,863    14,006    41,043    20,039
                                        --------- --------- --------- ---------
Gross margin...........................    3,755     1,725     6,330     2,047
Operating expenses:
  Research and development.............    1,011       511     1,735     1,169
  Sales and marketing..................      433       500       776     1,019
  General and administrative...........    1,135       661     2,090     1,688
  Acquired in-process research
   and development.....................       --        62        --       125
                                        --------- --------- --------- ---------
     Total operating expenses..........    2,579     1,734     4,601     4,001
                                        --------- --------- --------- ---------
     Income (loss) from operations.....    1,176        (9)    1,729    (1,954)
Interest income (expense)..............      300        58       502       (16)
Other income...........................      490     2,981       690     3,120
                                        --------- --------- --------- ---------
Income (loss) before minority interest
  and income taxes.....................    1,366     3,030     1,917     1,150
Income tax provision...................      257        --       268        --
Minority interest......................     (366)       --      (420)       --
                                        --------- --------- --------- ---------
      Net income.......................   $  743    $3,030    $1,229    $1,150
                                        ========= ========= ========= =========
Basic net income per share.............    $0.16     $0.68     $0.27     $0.26
Diluted net income per share...........    $0.13     $0.68     $0.22     $0.26
                                        ========= ========= ========= =========

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

                                                          Six Months Ended
                                                             September 30,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
Cash flows from operating activities:
  Net income..........................................     $1,229      $1,150
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Minority interest.................................        397          --
    Depreciation and amortization.....................        715         413
    Purchased in-process research and development.....         --         125
    (Gain) on sale to related party...................         --      (3,450)
    Stock options compensation expense................         28          --
  Changes in operating assets and liabilities:
    Accounts receivable...............................       (317)     (1,241)
    Inventories.......................................     (4,393)      3,953
    Prepaid expenses and other current assets.........     (1,504)       (193)
    Other assets......................................     (2,618)         --
    Accounts payable..................................        422       4,189
    Accrued liabilities...............................       (132)     (2,443)
    Other payable.....................................       (130)         --
                                                         ----------  ----------
Net cash provided by (used in) operating activities...     (6,303)      2,504
                                                         ----------  ----------
Cash flows from investing activities:
  Acquisition of property and equipment...............       (538)       (205)
  Investment in Shanghai..............................         (2)       (163)
  Proceeds from intangible assets.....................         --         120
  Change in capital lease obligations.................       (233)         --
                                                         ----------  ----------
Net cash (used in) investing activities...............       (773)       (248)
                                                         ----------  ----------
Cash flows from financing activities:
  Issuance of common stock............................         --          10
  Proceeds from short-term loan ......................         --          12
  Proceeds from issuance of notes payable.............        589          --
  Proceeds from line of credit........................      2,526          --
  Other long-term obligations.........................        320          --
                                                         ----------  ----------
Net cash provided by financing activities.............      3,435          22
                                                         ----------  ----------
Effect of exchange rate changes.......................        (29)       (321)
                                                         ----------  ----------
Net increase (decrease) in cash and cash equivalents..     (3,669)      1,957
Cash and cash equivalents at beginning of period......      6,280       1,276
                                                         ----------  ----------
Cash and cash equivalents at end of period............     $2,611      $3,233
                                                         ==========  ==========
Supplemental disclosure of non cash transaction:
  Interest paid.......................................       $502        $132
  Note receivable from OPLI on sale of DV Business....         --      $3,450
  Conversion of notes payable to common stock.........       $680          --

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

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending March 31, 2001. All significant inter-company balances and transactions have been eliminated.

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

Note 2 - Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income per share is computed using the weighted average number of common and potentially dilutive common shares during the periods, except those that are anti-dilutive. Basic and diluted net income per share is calculated as follows (in thousands):

                                   Three Months Ended     Six Months Ended
                                      September 30,         September 30,
                                   -------------------   -------------------
                                      2000      1999       2000      1999
                                   --------- ---------   --------- ---------
Net income.......................    $ 743     $3,030      $1,229    $1,150
                                   ========= =========   ========= =========

Weighted average common shares
  outstanding(1).................    4,681     4,460       4,602     4,436
Dilutive stock options and
  warrants.......................      954         0       1,029         0
                                   --------- ---------   --------- ---------
Total fully diluted shares.......    5,635     4,460       5,631     4,436
                                   ========= =========   ========= =========
Basic net income per share.......    $0.16     $0.68       $0.27     $0.26
Diluted net income per share.....    $0.13     $0.68       $0.22     $0.26
                                   ========= =========   ========= =========

(1) At September 30, 2000 and 1999 1,163,870 and 1,158,535 shares of common stock in escrow were excluded from the calculation of basic and diluted earnings per share. At September 30, 2000 and 1999, respectively, 18,450,000 and 18,450,000 of Class A and B warrants were excluded from the calculation of diluted earnings share because their effect is anti-dilutive. At September 30, 2000 and 1999, respectively, 17,338 and 207,454 options were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

Note 3 - Comprehensive Income

Comprehensive income and its components have no impact on the Company's net income or stockholders' equity.

The components of comprehensive income, net of tax, are as follows (in thousands):

                               Three Months Ended    Six Months Ended
                                  September 30,        September 30,
                               -------------------  -------------------
                                 2000      1999        2000      1999
                               --------- ---------  --------- ---------
Net income.....................  $ 743     $3,030    $1,229     $1,150

Cumulative foreign currency
  translation adjustments......   (853)      (284)       29       (321)
                               --------- ---------  --------- ---------
  Comprehensive income.........  $ 110     $2,746    $1,258       $829
                               ========= =========  ========= =========

Accumulated other comprehensive loss presented on the accompanying consolidated condensed balance sheet consists of the cumulative foreign currency translation adjustments.

Note 4 - Inventories

Inventories consisted of the following (in thousands)

                                         September 30,
                                             2000
                                         ------------
     Inventories:
        Raw materials................         $2,577
        Work in process..............          5,983
        Finished goods...............            602
                                         ------------
                                              $9,162
                                         ============

Note 5 - Other

A foreign investment income tax credit is available to offset 80% of income taxes on the company's subsidiary and net operating loss carryforwards are available to offset current US taxable income.

Intangible assets consisted of the following at September 30, 2000 (in thousands):

Good Will........................    $  655
Intangible Assets of
  Acquired Businesses............     2,400
Purchased Licenses...............       500
                                   ----------
  Total Intangible Assets........     3,555
  Less: Accumulated Amount.......     2,064
                                   ----------
                                     $1,491
                                   ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Act of 1995 that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, proposed sales of the Company's products, markets, and the development of the Company's products. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, the uncertainty of market acceptance of DVD-ROM drives, DVD loaders, DVD players, Video CD players and other Company products, planned growth of the Company's operations, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, conducting business in foreign countries, such as China and South Korea, and the competitive market for the Company's products, and other factors described in the Form 10-KSB for the fiscal year ended March 31, 2000, or in other documents the Company filed from time to time with the Securities and Exchange Commission. A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies, charges in local regulatory or economic condition could adversely effect operating results. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000 and the condensed consolidated financial statements and notes thereto included herein for the three months ended September 30, 2000.

Results of Operations

In the quarter ended September 30, 2000, the Company continues to execute its strategy to focus on products based on its DVD intellectual property portfolio, improving the performance of its principal product lines with increasing gross margins while maintaining tight controls over overhead. These efforts have resulted in significant improvements compared with the same period a year ago, as highlighted in the table below (in thousands):

                                      Three Months Ended
                                         September 30,
                                     ---------------------
                                        2000        1999
                                     ---------   ---------
Revenue...........................    $24,618     $15,731
Gross profit......................      3,755       1,725
Income (loss) from operations.....      1,176          (9)

Revenue for the quarter ended September 30, 2000 increased $9.0 million, or 57%, over the same quarter one year ago; while gross profit more than doubled that of the same quarter last year. The revenue in this quarter was the highest since the Company became publicly traded in 1996. Income from operations of $1.2 million compared favorably with the losses of $9 thousand in the same quarter of the previous year. More detailed discussion and comparison of the results is presented below.

For the Three Months Ended September 30, 2000
Compared to the Three Months Ended September 30, 1999

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenue for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. See Condensed Consolidated Statements of Operations.

                                        Percent of Revenue
                                        -------------------
                                        Three Months Ended
                                           September 30,
                                        -------------------
                                           2000      1999
                                        --------- ---------
Revenue                                   100.0%    100.0%

Gross margin..........................     15.3%     11.0%
Research and development..............      4.1%      3.2%
Sales and marketing...................      1.8%      3.2%
General and administration............      4.6%      4.2%
Acquired in process R & D.............      0.0%      0.4%
Income (loss) from operations.........      4.8%      0.0%
Net income............................      3.0%     19.3%

                                        Three months ended
                                           September 30,
                                          (in thousands)
                                        -------------------     %
                                           2000      1999    Change
                                        --------- --------- ---------
Consolidated revenue..................   $24,618   $15,731     57%

Total revenue increased by $9.0 million, or 57%, for the three months ended September 30, 2000 compared with the three months ended September 30, 1999. International revenue, consisting primarily of sales of DVD loaders in China, represented approximately 98% of the current quarter's revenue as compared to 90% in the like quarter a year ago. The Company expects that international sales will continue to constitute most of its revenue in future periods.

                                        Three months ended
                                           September 30,
                                        -------------------     %
                                           2000      1999     Change
                                        --------- --------- ---------
      Gross margin....................    $3,755    $1,725     118%
      as a percentage of revenue......      15.3%     11.0%

Gross margin increased by $2.0 million, or 118%, from the same quarter of 1999. The gross margin as a percentage of total revenue also increased significantly, due to the increasing procurement volumes, coupled with continued and effective value engineering.

                                        Three months ended
                                           September 30,
                                        -------------------     %
                                           2000      1999     Change
                                        --------- --------- ---------
      Research and development........   $1,011      $511      98%
      as a percentage of revenue......      4.1%      3.2%

The research and development expenses consist primarily of personnel and equipment prototype costs required for the Company's product development efforts. The research and development spending in this quarter was 4.1% of revenue compared with 3.2% for the same quarter a year ago. The increase is in line with the Company's plan that the research and development expenses will increase as the business grows to expand its efforts on advancing technologies and developing new and improved products.

                                        Three months ended
                                           September 30,
                                        -------------------     %
                                           2000      1999     Change
                                        --------- --------- ---------
      Sales and marketing.............     $433      $500      31%
      as a percentage of revenue......      1.8%      3.2%

Sales and marketing expenses consist primarily of personnel and consulting costs involved in the selling process and in the marketing of the Company's products, sales commissions and expenses of promotion activities. Sales and marketing expenses for the three month period ended September 30, 2000 were less in terms of percentage of revenue as compared with the same quarter in fiscal 1999. For the near term, the Company intends to maintain approximately the same level of spending on sales and marketing in terms of the percentage of revenue. As the Company's expected growth continues the sales and marketing expenses in dollar terms are expected to increase.

                                        Three months ended
                                           September 30,
                                        -------------------     %
                                           2000      1999     Change
                                        --------- --------- ---------
      General and administrative......    $1,135     $661      71%
      as a percentage of revenue......       4.6%     4.2%

General and administrative expenses consist of administrative salaries and benefits, insurance, facility, legal, accounting, investor relations and other business support costs. In terms of percentage of revenue, the general and administrative expenses of this quarter were 4.6% compared with 4.2% for the same period a year ago. The Company believes that the level of these expenses will remain at about this level through fiscal year 2001.

For the Six Months Ended September 30, 2000
Compared to the Six Months Ended September 30, 1999

The following table sets forth for the periods indicated selected income and expense items expressed as a percentage of the Company's total revenue for the six months ended September 30, 2000 compared to the six months ended September 30, 1999. See Condensed Consolidated Statements of Operations.

                                        Percent of Revenue
                                        -------------------
                                         Six months Ended
                                           September 30,
                                        -------------------
                                           2000      1999
                                        --------- ---------
Revenue                                   100.0%    100.0%

Gross margin..........................     13.4%      9.3%
Research and development..............      3.7%      5.3%
Sales and marketing...................      1.6%      4.6%
General and administration............      4.4%      7.6%
Income (loss) from operations.........      3.7%     (0.9%)
Net income (loss).....................      2.8%      5.2%

                                         Six months ended
                                           September 30,
                                        -------------------     %
                                           2000      1999    Change
                                        --------- --------- ---------
Consolidated revenue..................   $47,373   $22,086    114%

Total revenue increased by $25.3 million, or 114%, for the six months ended September 30, 2000, compared with the six months ended September 30, 1999. The operating expenses in terms of percentage of revenue are significantly reduced in all categories, resulting in income from operations of 3.7% as a percentage of revenue for the six months ended September 30, 2000 compared with a loss of 0.9% as a percentage of revenue for the same period in the previous year. International revenue, primarily from sales to customers in China, represented approximately 96% revenue of the current six months as compared to 87% in the like period a year ago.

                                         Six months ended
                                           September 30,
                                        -------------------     %
                                           2000      1999     Change
                                        --------- --------- ---------
      Gross margin....................    $6,330    $2,047     210%
      as a percentage of revenue......     13.4%      9.3%

Gross margin increased by $4.3 million, or 210%, from the same period of 1999. The gross margin as a percentage of total revenue also increased significantly due to the increasing procurement volumes, coupled with continued and effective value engineering.

                                         Six months ended
                                           September 30,
                                        -------------------     %
                                           2000      1999     Change
                                        --------- --------- ---------
      Research and development........    $1,735    $1,169      48%
      as a percentage of revenue......      3.7%      5.3%

The research and development expenses consist primarily of personnel and equipment prototype costs required for the Company's product development efforts. The research and development expenses as a percentage of revenue were significantly reduced to 3.7% from 5.3% for the previous year. The increase in research and development spending in dollar amounts is in line with the Company's plan that the research and development expenses will increase as the business grows to expand its efforts on advancing technologies and developing new and improved products.

                                         Six months ended
                                           September 30,
                                        -------------------     %
                                           2000      1999     Change
                                        --------- --------- ---------
      Sales and marketing.............     $776     $1,019    (24%)
      as a percentage of revenue......      1.6%      4.6%

Sales and marketing expenses consist primarily of personnel and consulting costs involved in the selling process and in the marketing of the Company's products, sales commissions and expenses of promotion activities. Sales and marketing expenses as a percentage of revenue were decreased from 4.6% for the same period in the previous year to 1.6% in this year. For the near term, the Company intends to maintain approximately the same level of spending on sales and marketing in terms of the percentage of revenue. As the Company's expected growth continues, the sales and marketing expenses in dollar terms are expected to increase.

                                         Six months ended
                                           September 30,
                                        -------------------     %
                                           2000      1999     Change
                                        --------- --------- ---------
      General and administrative......    $2,090    $1,688      24%
      as a percentage of revenue......      4.4%      7.6%

General and administrative expenses consist of administrative salaries and benefits, insurance, facility, legal, accounting, investor relations and other business support costs. In terms of percentage of revenue, the general and administrative expenses for the six-month period in fiscal year 2000 were also significantly less than the same period a year ago, although in dollar terms they increased by $402,000. The Company believes that the level of these expenses will remain at about this level through fiscal year 2001.

Liquidity and Capital Resources

The Company had working capital at September 30, 2000 of $1.1 million compared to a working capital deficit of $1.0 million at September 30, 1999. To provide the capital resources required to fuel the growth of revenue and to build up the appropriate inventory levels to assure continued growth, it was made possible with the combination of continued loans from OPLI and other stockholders of the Company, the credit lines opened with banks, achieving and maintaining profitability, and well managed account receivable and inventory turnover.

Net cash used in operating activities was $6.3 million for the six months ended September 30, 2000 as compared to $2.5 million provided by operating activities in the six months ended September 30, 1999. The principal use of cash provided was the build up of inventories of $4.4 million, increased prepaids and other assets in the amount of $4.1 million, increased accrued liabilities and other payables of $0.2 million and increase in accounts receivable of $0.3 million. This total use of $8.4 million was offset in part by net income plus depreciation and amortization and minority interest totaling $2.3 million, and reduction in accounts payable of $0.4 million.

Net cash used in investing activities was $0.8 million and $0.2 million for the six months ended September 30, 2000 and 1999, respectively. All of the cash used in investing activities consisted of the acquisition of property and equipment, and reduction in capital lease obligations.

Net cash provided by financing activities was $3.2 million for the six months ended September 30, 2000, consisting of the issuance of long-term notes payable and other obligations totaling $0.9 million and line of credit borrowings of $2.6 million. Activity in the prior year was minimal.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 27.1 Financial Data Schedule

(b) Reports on Form 8-K

  On August 11, 2000, the Company filed a Current Report on Form 8-K disclosing that its independent auditors had resigned and subsequently reengaged.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 20, 2000
DIGITAL VIDEO SYSTEMS, INC.
	By:	/s/ Mali Kuo Mali Kuo Co-Chairman of the Board and Chief Executive Officer