Form 10QSB/A
period 2000-09-30
DIGITAL VIDEO SYSTEMS INC
filed 2001-02-27
CIK 1009395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 3

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

688 W. Dana Street
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
 FORM 10-QSB/A
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

Signatures

PART I -- FINANCIAL INFORMATION

Item I. Financial Statements

Digital Video Systems, Inc.
Condensed Consolidated Balance Sheet
(in thousands)
(Unaudited)

                                                       September 30,
                                                            1999
                                                       ------------
Assets:
Current assets:
   Cash and cash equivalents.........................       $3,233
   Accounts receivable, net..........................        2,003
   Inventories.......................................        3,833
   Prepaid expenses and other current assets.........        2,229

   Notes receivable - current (related party)........        1,150
                                                       ------------
      Total current assets...........................       12,448

Property and equipment, net..........................        1,811
Investment in Shanghai...............................          163
Notes receivable - non-current (related party).......        2,300

Intangible assets....................................        1,958
Other assets.........................................           12
                                                       ------------
                                                           $18,692
                                                       ============

Liabilities and stockholders' equity:
Current liabilities:
   Accounts payable..................................        7,629
   Other payable.....................................        2,000
   Notes payable.....................................        2,134
   Accrued liabilities...............................        1,965
                                                       ------------
      Total current liabilities......................      $13,728

Deferred revenue.....................................      $   750
                                                       ------------
      Total liabilities..............................      $14,478

Stockholders' equity:
   Preferred stock...................................           --
   Common stock......................................            3
   Additional paid-in capital........................       67,378
   Accumulated deficit...............................      (64,448)
   Cumulative translation adjustments................        1,281
                                                       ------------
      Total stockholders' equity                             4,214
                                                       ------------
Total liabilities and stockholders' equity:..........      $18,692
                                                       ============

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

                                         Three Months Ended  Six Months Ended
                                           September 30,       September 30,
                                        ------------------- -------------------
                                           1999      1998      1999      1998
                                        --------- --------- --------- ---------
Revenue:
  Product revenue....................... $15,605    $3,083   $21,926    $5,397
  Development and services revenue......      49       260        57       335
  Component revenue.....................      77       133       103       133
                                        --------- --------- --------- ---------
    Total revenue.......................  15,731     3,476    22,086     5,865

Cost of product revenue.................  13,996     2,651    19,990     4,504
Cost of development and
 services revenue.......................       2        12         4        20
Cost of component revenue...............       8       143        45       143
                                        --------- --------- --------- ---------
Gross margin............................   1,725       670     2,047     1,198
Operating expenses:
  Research and development..............     511     1,911     1,169     3,691
  Sales and marketing...................     500       738     1,019     1,669
  General and administrative............     661     2,161     1,688     4,453
  Acquired in-process research
   and development......................      62        --       125       500
                                        --------- --------- --------- ---------
     Total operating expenses...........   1,734     4,810     4,001    10,313
                                        --------- --------- --------- ---------
     Loss from operations...............      (9)   (4,140)   (1,954)   (9,115)
Interest expense........................      58        --       (16)       --
Other income (expense), net.............   2,231       (24)    2,370        34
                                        --------- --------- --------- ---------
Net income (loss).......................  $2,280   ($4,164)     $400   ($9,081)
                                        ========= ========= ========= =========
Basic and diluted net income (loss)
    per share - as adjusted.............   $0.51    ($1.84)    $0.16    ($4.18)
                                        ========= ========= ========= =========
Shares used in the calculation of basic
 and diluted net loss per share.........   4,460     2,267     2,546     2,171
                                        ========= ========= ========= =========

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements Of Cash Flows
(in thousands)
(Unaudited)

                                                          Six Months Ended
                                                             September 30,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
Cash flows from operating activities:
Net income (loss).....................................        $400     ($9,081)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization.....................         413       1,038
    Purchased in-process research and development.....         125         500
    Loss on disposal of fixed assets..................          --         117
    Gain on sale of discontinued product lines........      (2,700)         --
Changes in operating assets and liabilities:
    (Increase) decrease in restricted cash............          --        (751)
    Accounts receivable...............................      (1,241)        302
    Inventories.......................................       3,953        (193)
    Prepaid expenses and other current assets.........        (193)       (227)
    Accounts payable..................................       4,189         965
    Accrued liabilities...............................      (2,443)       (451)
                                                         ----------  ----------
Net cash provided by (used in) operating activities...       2,504      (7,783)
                                                         ----------  ----------
Investing activities:
Acquisition of property and equipment.................        (205)       (865)
Sale of short-term cash investments...................          --       1,033
Investment in Shanghai................................        (163)         --
Other investing activities............................          --         392
Proceeds from intangible assets.......................         120          --
                                                         ----------  ----------
Net cash provided by (used in) investing activities...        (248)        560
                                                         ----------  ----------
Financing activities:
Issuance of common stock..............................          10       1,316
Proceeds from short-term loan.........................          12       1,000
Repayment of short-term loan..........................          --      (1,000)
                                                         ----------  ---------
Net cash provided by financing activities.............          22       1,316

Effect of exchange rate changes.......................        (321)          0

                                                         ----------  ----------
Net increase (decrease) in cash and cash equivalents..       1,957      (5,907)
Cash and cash equivalents at beginning of period......       1,276       5,915
                                                         ----------  ----------
Cash and cash equivalents at end of period............      $3,233          $8
                                                         ==========  ==========
Supplemental disclosure of non cash transaction:
  Interest paid.......................................        $132        $ --
  Issurance of stock to Hyundai for acquisition
   of DVD-ROM asset...................................          --      $3,500
  Note receivable from OPLI on Sale of DV Business and
   option to purchase interest of Korean subsidiary...      $3,450          --

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

Note 2 - Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per share is computed using the weighted average number of common and potentially dilutive common shares during the periods, except those that are anti-dilutive. Basic and diluted net income (loss) per share is calculated as follows (in thousands):

                                 Three Months Ended     Six Months Ended
                                    September 30,         September 30,
                                 -------------------   -------------------
                                    1999      1998       1999      1998
                                 --------- ---------   --------- ---------
Net income (loss)................ $2,280   ($4,164)       $400   ($9,081)
                                 ========= =========   ========= =========

Weighted average common shares
  outstanding(1).................  4,460     2,267       2,546     2,171
                                 --------- ---------   --------- ---------
Shares used in computing basic
  and diluted net income (loss)
  per share......................  4,460     2,267       2,546     2,171
                                 ========= =========   ========= =========
Basic and diluted net income
 (loss) per share................  $0.51    ($1.84)      $0.16    ($4.18)
                                 ========= =========   ========= =========

(1) Does not include 1,158,535 and 1,187,371 shares of escrow common stock for the three months ended September 30, 1999 and 1998, respectively

For three months ended September 30, 1999 and 1998, respectively, options to purchase 928,982 and 647,544 shares and warrants to purchase 4,203,571 and 4,203,571 shares were excluded from the calculation of diluted income (loss) per share because their effect would have been anti-dilutive.

Note 3 - Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of fiscal year ending March 31, 2000 ("Fiscal 2000"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however is has no impact on the Company's net income (loss) or stockholders' equity.

The components of comprehensive income, net of tax, are as follows (in thousands):

                               Three Months Ended    Six Months Ended
                                  September 30,        September 30,
                               -------------------  -------------------
                                 1999      1998        1999      1998
                               --------- ---------  --------- ---------
Net income (loss)..............  $2,280   ($4,164)      $400   ($9,081)

Cumulative foreign currency
  translation adjustments......    (284)      478       (321)      368
                               --------- ---------  --------- ---------
  Comprehensive income (loss)..  $1,996   ($3,686)       $79   ($8,713)
                               ========= =========  ========= =========

Accumulated other comprehensive loss presented on the accompanying condensed consolidated balance sheets consists of the cumulative foreign currency translation adjustments.

Note 4 - Inventories

Inventories consisted of the following:

                                         September 30,
                                             1999
                                         ------------
     Inventories:
        Raw materials................           $172
        Work-in-process..............          1,054
        Finished goods...............          2,607
                                         ------------
                                              $3,833
                                         ============

Note 5 - Recent Transactions

On September 30, 1999, the Company entered into an Asset Purchase and Option Agreement (the Agreement") with Oregon Power Lending Institution, an Oregon corporation ("OPLI"). Pursuant to the Agreement, the Company sold the assets used in its "DV Business" which is comprised of the Ad Insertion business segment and the Video on Demand business segment. The assets included the tangible personal property used in the DV business, including all fixed assets, inventory and equipment used in the DV Business, the Company's right to operate the DV Business, all books and records of the Company which relate to the DV Business, all of the Company's patents and other intellectual property relating to the DV Business, and all goodwill related to the DV Business (as more fully described in the Agreement, the "Purchased Assets"). Certain assets described in the Agreement, including outstanding accounts receivable related to the DV Business, were excluded from the transaction.

The purchase price for the Purchased Assets and for the Option (described below) was $3,450,000. The purchase price was paid by delivery of a promissory note in the principal amount of $3,450,000 (the "Note"). Principal on the Note is payable in 36 equal monthly installments commencing on October 31, 1999. The unpaid principal balance of the Note bears interest at an annual rate of 7%. The Note is secured by a first priority security interest in favor of the Company in the Purchased Assets and a first priority pledge in favor of the Company of 862,500 shares of Common Stock of the Company owned by OPLI.

Pursuant to the terms of the Agreement, OPLI has the option (the "Option") to acquire from the Company 212,000 shares (the "Option Shares") of the common stock of DVS Korea Ltd., a corporation organized under the laws of the Republic of Korea and a wholly-owned subsidiary of the Company ("DVS Korea"). The Option Shares constitute 20% of the issued and outstanding shares of capital stock of DVS Korea. The option is exercisable in whole or in part, for an aggregate exercise price of $500,000, payable in cash upon exercise of the Option. The Option may be exercised only after the date the Company has received $958,734 in payments of principal and interest under the Note.

The Company has recognized a gain of $2.7 million from the sale of the Purchased Assets described above and this amount is reflected as Other Income on the Condensed Consolidated Statement of Operations. The gain on the sale of the Option, which is valued at $0.75 million, will be recognized at such time as the Option is exercised.

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

Note 7 - Change in Useful Life of Intangible Assets Acquired from Hyundai in June 1998

The intellectual property acquired has enabled the Company to gain rapid acceptance for the current product offerings. This acceptance is best evidenced by the rapid growth enjoyed (current annual rate in excess of $80 million). Management believes that the DVD technology portfolio acquired will provide many future product developments for the coming years and, coupled with the Company's market penetration to date, the Company now estimates a seven-year useful life, as compared to the original estimate of three years made in June 1998. The resulting effect of this change in the current and future quarters is a reduction in amortization of approximately $137,141 per quarter, from $200,000 in prior quarters to $62,859 in this and in future quarters.

Note 8 - Reverse Stock Split

On August 13, 1999, the Company declared a 1-for-7 reverse stock split of the Company's common stock. All share and per share data in the accompanying condensed consolidated financial statements have been restated to give effect to the reverse stock split.

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

The Company had substantial losses in the past, including $27 million and $19 million in the fiscal years 1998 and 1999, which ended at March 31, 1998 and 1999, respectively. Consequently, the Company's working capital has been in the negative position since late calendar year 1998. In order to fund its operations and growth, the Company has been active in seeking additional investment and financing to meet those needs, as reported previously. Management's plan is to raise additional funds from new and existing investors (see note 5), establish additional credit lines with financial institutions, form strategic alliance with partners who can assist in providing DVS with additional sources of funds and improve its profitability.

The Company continues to focus on high-volume products based upon its DVD intellectual property portfolio. Initial offering of DVD-ROM drives and DVD loaders have gained acceptance in the marketplace and are fueling the rapid growth of the Company and also establishing an entryway for future product offerings.

Sales have grown rapidly and revenues in this quarter ended September 30, 1999 increased to $15.7 million as compared to the prior quarter ended June 30, 1999 of $6.4 million and the quarter ended September 30, 1998, a year ago, of "ongoing revenues" of $2.1 million. This is an increase of nearly two and one-half times the Company's first quarter ended June 30, 1999 and eight times its quarter ended September 30, a year ago. The Company has received orders for delivery in the quarter ended December 31, 1999 in excess of $19 million. This will allow us to increase the quarterly revenue by more than 21%.

Gross margins continue to improve, reflecting the Company's increasing procurement volumes coupled with value engineering directed by the management in its Korean subsidiary. Pilot production in Shanghai is scheduled to begin at the end of November 1999.

Operating expenses, worldwide, continue under tight control with no increases of any significance in spite of the rapid growth the Company is experiencing. Total operating expenses in this quarter ended September 30, 1999 of $1.7 million are about one third of what they were a year ago ($4.8 million) in the quarter ended September 30, 1998.

                                        Three months ended
                                           September 30,
                                        -------------------     %
                                           1999      1998    Change
                                        --------- --------- ---------
Revenues..............................   $15.7m     $3.5m      349%
Operating expense.....................   $ 1.7m     $4.8m      -65%
Percent of revenue....................    10.8%     137.1%      --

The results of this effort of the past year and particularly during the past six months has been to report, in this quarter, operating losses of only $9,000.

                                        Three months ended
                                           September 30,
                                        -------------------
                                           1999      1998
                                        --------- ---------
Operating Income (loss)...............     ($9)    ($4,140)

In summary the management believes that the Company is meeting its objectives as shared in the last report:

  Revenues substantially up and with sustaining order input
  Manufacturing costs being reduced
  China initiative moving forward

The outlook for the quarter ending December 31, 1999 is positive and the management expects major increases in revenue and profitability.

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

                                        Percent of Revenue
                                        -------------------
                                        Three months ended
                                           September 30,
                                        -------------------
                                           1999      1998
                                        --------- ---------

Revenues..............................    100.0%    100.0%

Gross margin..........................     11.0%     19.3%
Research and development..............      3.2%     55.0%
Sales and marketing...................      3.2%     21.2%
General and administration............      4.2%     62.2%
Acquired in-process R & D.............      0.4%      0.0%
Operating income (loss)...............      0.0%   (119.1%)
Net income (loss).....................     14.5%   (119.8%)

                                        Three months ended
                                           September 30,
                                        -------------------     %
                                           1999      1998    Change
                                        --------- --------- ---------
Consolidated revenue..................   $15,731    $3,476    352.6%
  "Ongoing"...........................   $15,731    $2,078    657.0%
   Other..............................        $0    $1,398       --

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

                                         Three months ended
                                            September 30,
                                         -------------------     %
                                            1999      1998    Change
                                         --------- --------- ---------
      Gross margin.....................   $1,725     $670     157.5%
      as a percentage of revenue.......     11.0%    19.3%

Gross margin as a percentage of revenue showed significant improvement from our previous quarter ended June 30, 1999 at 5.9%, to the current quarter ended September 30, 1999 of 11%. The decrease of margins from the quarter ended September 30, 1998 reflects the fact that the product mix has changed essentially to high volume products where margins tend to be less as a percentage of revenue than those customized low volume products of the previous year. Gross margin as a percentage of revenue is continuing to increase.

                                         Three months ended
                                            September 30,
                                         -------------------     %
                                           1999      1998     Change
                                         --------- --------- ---------
      Research and development.........    $511     $1,911     -75.1%
      as a percentage of revenue.......     3.2%     55.0%

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

                                         Three months ended
                                            September 30,
                                         -------------------     %
                                            1999      1998    Change
                                         --------- --------- ---------
      Sales and marketing..............    $500      $738     -32.2%
      as a percentage of revenue.......     3.2%     21.2%

Sales and marketing expenses consist primarily of personnel and consulting costs involved in the selling process and in the marketing of the Company's products, sales commissions, and expenses of promotion activities. Sales and marketing expenses decreased $0.2 million, or 32.2% for the three month period ended September 30, 1999 compared with the same period in the previous fiscal year. For the near term the Company intends to maintain approximately the same level of spending on sales and marketing in terms of the percentage of revenue. As the Company's expected growth continues, the sales and marketing expenses in dollar terms are expected to increase.

                                         Three months ended
                                            September 30,
                                         -------------------     %
                                            1999      1998    Change
                                         --------- --------- ---------
      General and administrative.......    $661    $2,161     -69.4%
      as a percentage of revenue.......     4.2%     62.2%

General and administrative expenses consist of administrative salaries and benefits, insurance, facility, legal, accounting, investor relations and other business support costs. These expenses significantly decreased by $1.5 million, or 69%, for the three-month period ended September 30, 1999 when compared to the same period from the previous fiscal year. The decrease was due to the Company's aggressive restructuring efforts. For the near term, the Company intends to maintain approximately the same level of spending on general and administrative expenses in terms of the percentage of revenue. As the Company's expected growth continues, these expenses in dollar terms are expected to increase.

                                         Three months ended
                                            September 30,
                                         -------------------
                                            1999      1998
                                         --------- ---------
      Other expense....................    ($469)    ($24)
      Gain on sale of assets...........    2,700       --
      Total other income (expense).....   $2,231     ($24)
      as a percentage of revenue.......     14.2%    (0.7%)

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

The Company has been actively seeking additional investments and financing to meet its liquidity needs. Management's plan to continue and expand the Company's operations include raising additional funds from new and existing investors (see note 5), financial institutions, strategic alliances and maintaining and improving profitability.

Net cash provided by operating activities was $2.5 million for the six months ended September 30, 1999, compared to $7.8 million net cash used for the six months ended September 30, 1998. The net cash provided by operating activities in the six months ended September 30, 1999 represented the net income of $0.4 million adjusted for non-cash charges for depreciation and amortization of $0.4 million and acquired in-process research and development of $0.12 million and net cash provided by decrease in inventories of $4 million, and increase in accounts payable of $4 million. Net cash used to fund increased in accounts receivable of $1.2 million, decrease in prepaid and other current assets of $0.19 million and accrued liabilities of $2.4 million. Substantially all of the net cash used in operating activities for the six months ended September 30, 1998 represented the net loss of $9 million adjusted for non-cash charges for depreciation and amortization of $1 million and acquired in-process research and development of $0.5 million.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 26, 2001
DIGITAL VIDEO SYSTEMS, INC.
	By:	/s/ Mali Kuo Mali Kuo Co-Chairman of the Board and Chief Executive Officer