Form 10QSB/A
period 2000-09-30
DIGITAL VIDEO SYSTEMS INC
filed 2001-02-27
CIK 1009395

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

Signatures

PART I -- FINANCIAL INFORMATION

Item I. Financial Statements

Digital Video Systems, Inc.
Condensed Consolidated Balance Sheet
(in thousands)
(Unaudited)

                                                       December 31,
                                                            1999
                                                       ------------
Assets:
Current assets:
   Cash and cash equivalents.........................       $4,169
   Accounts receivable, net..........................        1,337
   Inventories.......................................        7,754
   Prepaid expenses and other current assets.........        1,826
                                                       ------------
      Total current assets                                  15,089

Property and equipment, net..........................        2,139
Investment in Shanghai...............................          204
Notes receivable - non-current, related party........        2,282
Intangible assets....................................        1,833
Other assets.........................................          824
                                                       ------------
                                                           $22,371
                                                       ============

Liabilities and stockholders' Equity:
Current liabilities:
   Accounts payable..................................       $6,942
   Other payable.....................................        1,012
   Notes payable.....................................        4,377
   Note payable - related party......................          500
   Accrued liabilities...............................        2,445
                                                       ------------
      Total current liabilities......................       15,276

Long-term liabilities:
   Minority interest.................................          936
                                                       ------------
      Total liabilities..............................       16,212
                                                       ============

Stockholders' equity:
   Preferred stock...................................           --
   Common stock......................................            3
   Additional paid-in capital........................       67,378
   Accumulated deficit...............................      (63,237)
   Cumulative translation adjustments................        2,015
                                                       ------------
      Total stockholders' equity.....................        6,159

                                                       ------------
Total liabilities and stockholders' equity:..........      $22,371
                                                       ============

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

                                         Three Months Ended  Nine Months Ended
                                           December 31,        December 31,
                                        ------------------- -------------------
                                           1999      1998      1999      1998
                                        --------- --------- --------- ---------
Revenue:
  Product revenue....................... $23,292    $4,927   $45,218   $10,324
  Development and services revenue......     187        66       244       401
  Component revenue.....................       2       189       105       322
                                        --------- --------- --------- ---------
    Total revenue.......................  23,481     5,182    45,567    11,047

Cost of product revenue.................  19,703     4,468    39,693     8,972
Cost of development and
 services revenue.......................     116        --       120        20
Cost of component revenue...............      13       122        58       265
                                        --------- --------- --------- ---------
Gross margin............................   3,649       592     5,696     1,790
Operating expenses:
  Research and development..............     608     1,378     1,777     5,069
  Sales and marketing...................     633       650     1,652     2,319
  General and administrative............   1,676     1,525     3,364     5,978
  Acquired in-process research
   and development......................      --        --       125       500
                                        --------- --------- --------- ---------
     Total operating expenses...........   2,917     3,553     6,918    13,866
                                        --------- --------- --------- ---------
     Income (loss) from operation.......     732    (2,961)   (1,222)  (12,076)
Other income (expense), net.............     165      (744)    2,519      (710)
Gain on sale of interest in Korean
  subsidiary............................     489        --       489        --
                                        --------- --------- --------- ---------
Net income(loss)before minority interest   1,386    (3,705)    1,785   (12,786)

Minority interest.......................     174         0       174         0
                                        --------- --------- --------- ---------
Net income (loss).......................  $1,212   ($3,705)   $1,611  ($12,786)
                                        ========= ========= ========= =========

Basic net income(loss) per share........   $0.27    ($1.71)     $0.36   ($5.89)
Diluted net income(loss) per share......   $0.22    ($1.71)     $0.36   ($5.89)
                                        ========= ========= ========= =========

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

                                                           Nine Months Ended
                                                              December 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
Cash flows from operating activities:
Net income (loss).....................................      $1,611    ($12,786)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Minority interest.................................         174          --
    (Gain) on sale of interest in Korean subsidiary...        (489)         --
    Depreciation and amortization.....................         701         859
    Purchased in-process research and development.....         125         500
    (Gain) on disposal of fixed assets................          --      (1,104)
    (Gain) on sale of discontinued product lines......      (2,700)         --
Changes in operating assets and liabilities:
    (Increase)decrease in restricted cash.............          --        (751)
    Accounts receivable...............................        (577)        198
    Inventories.......................................          31      (1,096)
    Prepaid expenses and other current assets.........        (305)       (761)
    Accounts payable..................................       1,502       3,848
    Accrued liabilities...............................        (951)      1,247

                                                         ----------  ----------
Net cash (used in) operating activities...............        (877)     (9,846)
                                                         ----------  ----------
Investing activities:
Acquisition of property and equipment.................        (695)       (460)
Sale of short-term cash investments...................          --       1,033
Investment in Shanghai................................        (204)         --
Other investing activities............................          --         405
Proceeds from intangible assets.......................         129          --
                                                         ----------  ----------
Net cash provided by (used in) investing activities...        (770)        978
                                                         ----------  ----------
Financing activities:
Issuance of preferred stock...........................          (1)      2,000
Issuance of common stock..............................          10       1,403
Proceeds from short-term loan ........................       2,747       2,500
Repayment of short-term loan .........................          --      (1,000)
Proceeds from exercise of option to
 purchase interest in Korean subsidiary...............         500          --
Payments on note receivable - related party...........         868
                                                         ----------  ----------
Net cash provided by financing activities.............       4,124       4,903

Effect of exchange rate changes.......................         416          --

Net increase (decrease) in cash and cash equivalents..       2,893      (3,965)
Cash and cash equivalents at beginning of period......       1,276       5,915
                                                         ----------  ----------
Cash and cash equivalents at end of period............      $4,169      $1,950
                                                         ==========  ==========
Supplemental disclosure of non-cash transaction:
  Interest paid.......................................        $253          --
  Issuance of stock to Hyundai for acquisition
   of DVD-ROM asset...................................          --      $3,500
  Note receivable from OPLI on sale of DV business and
   option to purchase interest of Korean subsidiary...      $3,450          --

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

                                     Income (loss)     Shares      Per Share
                                      (Numerator)   (Denominator)    Amount
                                     -------------  -------------  ----------
Three months ended December 31, 1999:
  Basic income......................    $1,212          4,468         $0.27
  Effect of dilutive stock
    options and warrants............        --          1,067        ($0.05)
                                     -------------  -------------  ----------
  Diluted income per share..........    $1,212          5,535         $0.22
                                     =============  =============  ==========
Three months ended December 31, 1998:
  Basic and diluted (loss)..........   ($3,705)         2,171        ($1.71)
  Effect of dilutive stock
    options and warrants............        --             --            --
                                     -------------  -------------  ----------
  Basic and diluted net (loss)
    per share.......................   ($3,705)         2,171        ($1.71)
                                     =============  =============  ==========

The computation of net income (loss) per share for the nine months was as follows:
                                     Income (loss)     Shares      Per Share
                                      (Numerator)   (Denominator)    Amount
                                     -------------  -------------  ---------
Nine months ended December 31, 1999:
  Basic income......................     $1,611          4,468         $0.36
  Effect of dilutive stock
    options and warrants............         --             --            --
                                     -------------  -------------  ---------
  Diluted income per share..........     $1,611          4,468         $0.36
                                     =============  =============  =========
Nine months ended December 31, 1998:
  Basic and diluted (loss)..........    (12,786)         2,171        ($5.89)
  Effect of dilutive stock
    options and warrants............         --             --            --
                                     -------------  -------------  ---------
  Basic and diluted net (loss)
    per share.......................    (12,786)         2,171        ($5.89)
                                     =============  =============  =========

At December 31, 1999 and 1998, respectively, 1,143,645 and 1,143,645 shares of common stock in escrow were excluded from the calculation of basic and diluted earnings per share.

For the nine-month period ended December 31, 1999 and 1998, respectively, warrants to purchase 4,203,571 and 4,203,571 shares were excluded from the calculation of diluted income/loss per share because their effect is anti-dilutive.

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

The components of comprehensive income, net of tax, are as follows (in thousands):

                                Three Months Ended    Nine Months Ended
                                    December 31,         December 31,
                                -------------------  -------------------
                                   1999      1998       1999      1998
                                --------- ---------  --------- ---------
Net income (loss)...............  $1,212   ($3,705)    $1,611  ($12,786)

Cumulative foreign currency
  translation adjustments.......     736      (251)       418      (117)
                                --------- ---------  --------- ---------
  Comprehensive income (loss)...  $1,948   ($3,956)    $2,029  ($12,669)
                                ========= =========  ========= =========

Accumulated other comprehensive loss presented on the accompanying condensed consolidated balance sheets consists of the cumulative foreign currency translation adjustments.

Note 4 - Inventories

Inventories consisted of the following:

                                         December 31,
                                             1999
                                         ------------
     Inventories:
        Raw materials................           $187
        Work-in-process..............          1,264
        Finished goods...............          6,303
                                         ------------
                                              $7,754
                                         ============

Note 5 - Related Party Transactions

On October 15, 1999, Dr. Edmund Sun, the Company's Co-Chairman, advanced the Company $530,000. The amount is to be repaid April 15, 2000 with interest at 6%.

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

Note 7 - Change in Useful Life of Intangible Assets Acquired from Hyundai in June 1998

The intellectual property acquired has enabled the Company to gain rapid acceptance for the current product offerings. This acceptance is best evidenced by the rapid growth enjoyed (current annual rate in excess of $80 million). Management believes that the DVD technology portfolio acquired will provide many future product developments for the coming years and, coupled with the Company's market penetration to date, the Company now estimates a seven-year useful life, as compared to the original estimate of three years made in June 1998. The resulting effect of this change in this current and previous quarter is a reduction in amortization of approximately $137,000 per quarter, from $200,000 in prior quarters to $63,000 in this and in future quarters.

Note 8 - Recent Transactions

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

The Company has previously recognized a gain of $2.7 million from the sale of the Purchased Assets described above and this amount was reflected as Other Income on the Condensed Consolidated Statement of Operations for the quarter ended September 30, 1999.

Note 9 - Minority Interest

As noted above, OPLI entered into an agreement with the Company to purchase the Company's Digital Video business and an option to purchase 20% of DVS Korea's stock for $3.45 million and an additional $0.5 million to exercise the option when certain conditions are met. OPLI exercised the option effective November 23, 1999. DVS Korea's book value for the 20% interest at that time was $0.762 million. The sale of the option valued at $0.75 million and the additional $0.5 million to exercise the option resulted in a gain of $0.489 million for the Company. This gain has been recognized on the Condensed Consolidated Statement of Operations for the quarter ended December 31, 1999.

Note 10 - Reverse Stock Split

On August 13, 1999, the Company declared a 1-for-7 reverse stock split of the Company's common stock. All share and per share data in the accompanying condensed consolidated financial statements have been restated to give effect to the reverse stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Act of 1995 that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, proposed sales of the Company's products, markets, and the development of the Company's products. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, the uncertainty of market acceptance of DVD-ROM drives, DVD loaders, DVD players, Video CD players and other Company products, planned growth of the Company's operations, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, conducting business in foreign countries, such as China and South Korea, and the competitive market for the Company's products, and other factors described in Exhibit 99.1 to the Form 10- KSB, or in other documents the Company files from time to time with the Securities and Exchange Commission. A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies, charges in local regulatory or economic condition could adversely effect operating results. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 and the condensed consolidated financial statements and notes thereto included herein for the three months ended December 31, 1999.

The Company is reporting a negative working capital position of $187,000 at December 31, 1999. With operations now profitable and with credit lines of more than $20 million established with banks, the Company believes that it is financially able for its current operations. In anticipation of the rapid growth in the coming fiscal year, the Company has been active in securing additional credit lines and other sources of funds to meet its growth plans.

The Company continues to focus on high-volume products based upon its DVD intellectual property portfolio. Initial offering of DVD-ROM drives and DVD loaders have gained acceptance in the marketplace and are fueling the rapid growth of the Company and also establishing an entryway for future product offerings.

Sales have grown rapidly and revenues in this quarter, ended December 31, 1999, increased to $23.3 million as compared to the prior quarter ended September 30, 1999 of $15.6 million and the quarter ended December 31,1998, a year ago, of "ongoing revenues" of $4.4 million. This is an increase of nearly 51% over the second quarter ended September 30, 1999 and nearly six times the quarter ended December 31, a year ago.

Gross margins continue to improve (running at 16% in the third quarter ended December 31, 1999 versus 11% in the second quarter ended September 30, 1999) reflecting the Company's increasing procurement volumes coupled with effective value engineering. Initial deliveries of the Company's latest low cost DVD loader/drive designs, which will also be produced in China, are forecasted to begin in late March 2000.

Operating expenses, worldwide, continue under tight control with operating expenses in this quarter ended December 31, 1999 of $2.9 million and are about 80% of what they were a year ago ($3.6 million) in the quarter ended December 31, 1998.

Spending is up from the previous quarter by about $1.1 million reflecting the infrastructure required to support the Company's annualized revenue of over $90 million and, as discussed later, to cover the one-time charges required to support the China initiative and to establish distribution of DVD products in Europe.

                                        Three months ended
                                           December 31,
                                        -------------------     %
                                           1999      1998    Change
                                        --------- --------- ---------
  Revenue..............................  $23,481    $5,182     353.1%
  Operating expense....................   $2,917    $3,553     -18.0%
  Percent of revenue...................     12.4%     68.6%       --

In summary the Company is meeting its objectives as shared in previous reports:

  Revenues substantially up and with sustaining order input
  Manufacturing costs being reduced
  China initiative moving forward

The outlook for the fourth quarter ending March 31, 1999 is positive and continues to meet our expectations. Consistent with the seasonal pattern and given the factors of scaled-down production of DVD-ROM drive and more staff to ramp up the operations in China, management expects revenues to be at approximately $17 million with earnings at about $0.13 to 0.15 per share in the fourth quarter.

New management has been put into place at the Company's Korean subsidiary, bringing us operational skills in high volume operations combined with the necessary planning and financial controls to take our subsidiary to the next higher level of volume and profitability. The new president of DVS Korea, Mr. Byung Hung Lee, has held senior executive positions with both Samsung and Hyundai Groups and is highly regarded in the Korean electronics industry.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenues for the three and nine months ended December 31, 1999 compared to the three and nine months ended December 31, 1998. See Condensed Consolidated Statements of Operations.

                                        Percent of Revenue  Percent of Revenue
                                        ------------------- -------------------
                                        Three Months Ended  Nine Months Ended
                                           December 31,        December 31,
                                        ------------------- -------------------
                                           1999      1998      1999      1998
                                        --------- --------- --------- ---------

Revenues...............................    100.0%    100.0%    100.0%    100.0%

Gross margin...........................     15.5%     11.4%     12.5%     16.2%
Research and development...............      2.6%     26.6%      3.9%     45.9%
Sales and marketing....................      2.7%     12.5%      3.6%     21.0%
General and administration.............      7.1%     29.4%      7.4%     54.1%
Acquired in process R & D..............      0.0%      0.0%      0.3%      4.5%
Operating income (loss)................      3.1%    (57.1%)    (2.7%)  (109.3%)
Net income (loss)......................      5.2%    (71.5%)     3.5%   (115.7%)

                                        Three months ended
                                           December 31,
                                        -------------------     %
                                           1999      1998    Change
                                        --------- --------- ---------
Consolidated revenue...................  $23,481    $5,182     353.1%
  "Ongoing"............................  $23,481    $4,393     434.5%
   Other...............................  $    --      $789        --

Total revenue increased by $18.3 million or 353% for the three months ended December 31, 1999 compared with the three months ended December 31, 1998. Current products ("Ongoing") were $23.5 million and $4.4 million, respectively, and increased by 434% from the like quarter ending a year ago. Approximately 93% of the current quarter revenue was generated by the sale of DVD drives and loaders as compared to 60% of revenue in the like quarter a year ago.

                                        Three months ended
                                           December 31,
                                        -------------------     %
                                           1999      1998    Change
                                        --------- --------- ---------
      Gross margin.....................   $3,649      $592     516.4%
      as a percentage of revenue.......     15.5%     11.4%

Gross margin as a percentage of revenue showed significant improvement from the previous quarter ended September 30, 1999 at 11%, to the current quarter ended December 31, 1999 of 16%.

                                        Three months ended
                                           December 31,
                                        -------------------     %
                                           1999      1998    Change
                                        --------- --------- ---------
      Research and development.........   $608     $1,378     -56.0%
      as a percentage of revenue.......    2.6%      26.6%

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

                                        Three months ended
                                           December 31,
                                        -------------------     %
                                           1999      1998    Change
                                        --------- --------- ---------
      Sales and marketing..............   $633      $650      -2.6%
      as a percentage of revenue.......    2.7%     12.5%

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

                                        Three months ended
                                           December 31,
                                        -------------------     %
                                           1999      1998    Change
                                        --------- --------- ---------
      General and administrative.......   $1,676    $1,525       9.9%
      as a percentage of revenue.......      7.1%     29.4%

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

                                        Three months ended
                                           December 31,
                                        -------------------
                                           1999      1998
                                        --------- ---------
      Other income (expense)...........    $165     ($744)
      Gain on sale of 20% interest in
       Korean subsidiary...............     489        --
      Total............................    $654     ($744)
      as a percentage of revenue.......     2.8%    -14.4%

Other income for the period is primarily the result of gains from favorable exchange rate and the sale of interest in our Korean subsidiary.

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

Net cash used by operating activities was $9 thousand for the nine months ended December 31, 1999, compared to $9.8 million net cash used for the nine months ended December 31, 1998. Substantially all of the net cash provided by operating activities in the nine months ended December 31, 1999 represented the net income of $1.6 million adjusted for non-cash charges for depreciation and amortization of $0.7 million, recognition of minority interest of $0.17 million, loss on sale of interest in the Company's Korean subsidiary of $0.26 million, acquired in-process research and development of $0.12 million and net cash provided by an increase in accounts payable of $1.5 million. Offsetting this were an increase in accounts receivable of $0.6 million, decrease in prepaid and other current assets of $0.6 million and accrued liabilities of $1.0 million. Substantially all of the net cash used in operating activities for the nine months ended December 31, 1998 represented the net loss of $12.8 million adjusted for non-cash charges for depreciation and amortization of $0.9 million and acquired in-process research and development of $0.5 million.

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

Net cash provided by financing activities for the nine months ended December 31, 1999 was $4.1 million compared to $4.9 million net cash provided by for the nine months ended December 31, 1998. The cash provided were proceeds of $2.8 from short term loan and proceeds from exercise of the option to purchase a 20% interest in the Company's Korean subsidiary of $0.5 million. The above activities resulted in an increase in cash and cash equivalents of $2.9 million for the nine months ended December 31, 1999 compared to a decrease in cash and cash equivalents of $4.0 million for the nine months ended December 31, 1998.

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