Form 10KSB
period 2000-12-31
DIGITAL VIDEO SYSTEMS INC
filed 2001-04-17
CIK 1009395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[   ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended _____________________

or

[X] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required).

For the transition period from April 1, 2000 to December 31, 2000.

COMMISSION FILE NUMBER 0-28472

DIGITAL VIDEO SYSTEMS, INC.
(Name of small business issuer in its charter)

DELAWARE	77-0333728
(State of incorporation)	(I.R.S. Employer Identification No.)

688 West Dana Street,
Mountain View, CA 94041
(Address of principal executive offices) (zip code)

(650) 564-9699
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

  COMMON STOCK
  CLASS A WARRANTS
  CLASS B WARRANTS
  UNITS, EACH CONSISTING OF ONE SHARE OF COMMON STOCK, ONE CLASS A WARRANT AND ONE CLASS B WARRANT

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [  ]

Check mark indicates that disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The aggregate market value of the voting stock held by non-affiliates of registrant as of Apirl 2, 2001 was approximately $10,800,000.

There were 6,003,607 shares of registrant's common stock outstanding as of April 2, 2001.

Documents incorporated by reference: Exhibits previously filed as noted in Part III, Item 13; certain sections of the Registrant's definitive proxy statement for the Registrant's 2001 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-KSB to the extent stated herein.

DIGITAL VIDEO SYSTEMS, INC.

FORM 10-KSB

FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 2000

TABLE OF CONTENTS

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

Item 7. Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

Signatures

PART I

THIS REPORT INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE.

This Form 10-KSB contains a number of forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Act of 1995 that involve risks and uncertainties, including, without limitation, statements with respect to the Company's future events and financial performance.

These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the "Business Risks" section in Item 1 "Business" and elsewhere in this report, that could cause actual results to differ materially from historical results or those currently anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, the uncertainty of market acceptance of the Company's products, planned growth of the Company's operations, including potential acquisitions of other businesses or technologies, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, conducting business in foreign countries, such as China and South Korea and the competitive market for the Company's products, and other factors described in other documents the Company files from time-to-time with the Securities and Exchange Commission.

Item 1. Business

Overview

Digital Video Systems, Inc. ("DVS") or ("the Company") was founded in 1992 to develop, manufacture and market digital video compression and decompression hardware and software for entertainment, commercial and educational applications.

Since its inception, the Company has been involved in the marketing and development of a variety of products and technologies in the digital video arena, such as video CD players, the design of decoder chips, networked video servers that provide near Video-on-Demand, digital Ad-Insertion systems that automatically insert digital video commercials into broadcasting programs, video players for commercial kiosk applications, DVD players under agreements with original equipment manufacturers (OEM's) or under the DVS brand name, and other products for the computer peripheral market. During the fiscal year ended March 31, 1999, the Company migrated its product offerings into DVD technology, while phasing out certain older product lines. The Company's current product offerings primarily include DVD loaders, DVD-ROM drives and DVD players.

During fiscal 1997, the Company completed its initial public offering (the "IPO") and a follow-on public offering ("Secondary Offering") that generated total net proceeds of approximately $43.7 million. These proceeds have been used principally to repay $7 million in bridge notes, make certain business acquisitions, fund the development of certain product lines and offset losses generated by certain unprofitable product lines.

In June 1998, the Company acquired the DVD operations and intellectual properties from Hyundai Electronics Industries, Co., LTD. ("Hyundai") with shares of the Company's common stock and $1 million cash provided by Dr. Edmund Sun, the Company's founder, in the form of a short-term note convertible into common stock of the Company. With additional investment from a group of investors working through Oregon Power Lending Institution, Inc. ("OPLI"), which invested $6.5 million between October 1998 and March 1999, the Company was able to establish operations in Korea. The Company's operations in Korea currently represent the Company's primary business operations.

During 1999, the Company began initiatives to develop a fabrication facility in China through a relationship with Chinapro Capital & Investment Co., a subsidiary of state-owned businesses in China, and through a joint venture with Shanghai Industrial Investment (Group) Co., Ltd. As of February 2001, the Company has provided equipment, installed production lines and hired and trained local staff in connection with the proposed fabrication facility in Shanghai, China. The production in this facility will begin in the second quarter of 2001.

The Company believes that the production facility in China will realize the competitive advantage provided by lower costs for labor and standard components, lower duties and taxes and shorter delivery lead time to the Company's main customer base. The local presence is also expected to facilitate business transactions and customer support. As production by the joint venture increases, the Company expects to use the existing production capacity in Korea for the production of more value-added or high-end products. The Company will utilize its manufacturing sites in both countries for optimal benefits.

The Company currently does not have any agreements or firm commitments with respect to mergers, acquisitions, joint ventures, or strategic alliances other than what is described above; however, we have approached or been approached for such proposals in the recent past. The Company may in the future consider such transactions to create synergies with complementary businesses or technologies.

The principal offices of the Company are located at 688 West Dana Street, Mountain View, California, 94041. The Company has sales offices in San Jose, California and Shenzhen, China. The Company's Korean subsidiary, DVS Korea Co., Ltd. ("DVS Korea"), is located in Seoul, Korea. The telephone number of the Company's principal offices is (650) 564-9699.

Industry Background

Digital Video and Digital Versatile Disc (DVD)

Since the 1950's, with the exception of photography, video images have been stored almost exclusively using analog formats such as videotape. The transmission method for video images was via a transmitting tower and receiving antenna or coaxial cable (cable TV), again an analog medium.

In the 1980's, with the advent of the personal computer, digital video became available. Digital video signals are better than analog video signals in that they can be stored, transmitted and reproduced without perceptible image degradation. Digital video signals can be stored on what is generally viewed as a computer disc such as compact disc (CD), hard disc or a floppy disc, and the signals can be transmitted via satellite, telephone lines (internet), and cable TV with a fiber-optic backbone. As an image is converted into digital signals, compression technologies are employed to minimize the amount of data to be transmitted through, or stored on, the media. Decompression techniques perform the reverse operations. Digital video also permits superior editing and special effects capabilities because of its compatibility with computer systems and the continuing evolution of both hardware and software in the multimedia arena.

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

The DVD disc is the same size as the CD disc; however, the grooves on the back of the disc are substantially more dense. Due to the increased number of grooves, the storage capacity of the DVD disc is approximately 7 times greater at 4.7 gigabytes (4.7 billion bytes) of information. Due to the greater storage capability, the DVD video standard is able to use MPEG-2 as its compression standard. The combination of the greater storage capacity and use of MPEG-2 allows the average DVD disc to hold approximately 133 minutes (2 hours and 13 minutes) of video on a single DVD disc. DVD discs are now available with a second layer which adds another 4.7 giga-bytes of capacity on the same side of one disc.

The DVD audio presently available with DVD movies offers several benefits over VCR audio tracks as DVD movies include Dolby Digital sound offering six separate audio channels and a full range of sound. In March 1999, the major recording studios and audio electronic manufacturers agreed to a single standard for the production of DVD audio. The DVD Audio standard for audio recordings offers multiple channels, much higher digital sampling rates, and generally higher fidelity than the audio CD's commonly in use today.

Consumer electronic manufacturers (in the areas of both audio and video equipment), computer hardware manufacturers, software developers, motion picture studios, and the major recording studios have agreed to the DVD standard and have been actively supporting DVD as the new standard for video, audio and, eventually, data. The Company believes that DVD has the potential to make major in-roads in the replacement of the VCR, computer CD-ROM drive, laser disc, video CD, and audio CD. DVD-ROM drives offer substantial benefits over CD-ROM drives due to their increased storage capacity, improved data transfer rates and enhanced interactive qualities, which lead to improved multimedia and game applications. DVD Video offers several advantages over the VCR and Video CD which include increased picture resolution including up to nine camera angles, a more durable storage medium (VHS videotape versus DVD disc), enhanced audio quality and improved user capabilities such as random access, multiple language tracks, parental controls and subtitles.

Products

The Company's current product offerings consist primarily of DVD-ROM drives and DVD loaders. During the nine months ended December 31, 2000, the Company's product offerings also included rewritable compact discs (CD-RW's), thin-film-transistor liquid crystal display (TFT LCD) monitors, DVD players, Video Engines and video servers, for the consumer products, commercial video and computer peripherals markets.

DVD-ROM Drives

The DVD-ROM drive is used in personal computers ("PC's") as a storage medium. A DVD-ROM drive looks and operates in a similar manner to that of a CD-ROM drive. The principal benefits of a DVD-ROM drive versus a CD-ROM drive is its substantially higher storage capacity and its ability to provide enhanced multimedia capabilities for computer games and videos.

DVS' first DVD-ROM drive was produced in July 1998, rated at 2X DVD-ROM speed. (The optical drive industry has established certain test criteria to determine the speed at which a drive operates relative to a standard for a DVD-ROM drive or that for a CD-ROM drive. The higher the speed, the higher the "X" number.) In September 1998, DVS supplied its key customers with prototypes of its 5.2X speed DVD-ROM drive. Production and initial sales of the 5.2X both occurred in October 1998. In January 1999, DVS introduced its 6.2X speed DVD-ROM drive, which was produced and sold from February 1999. The Company also introduced the 8X model in August 1999, the 10X model in November 1999, the 12X model in June 2000 and the 16X model in March 2001. The Company's 16X DVD-ROM drives are compatible with all the major DVD and CD media, including: DVD-ROM, DVD-Video, DVD-Audio, DVD-R, DVD-RW, Photo CD, CD-DA, CD-ROM (Mode 1/2), CD-R, CD-RW, CD-ROM XA (Mode 2 Form 1/2), enhanced CD, and CD-I (Ready and Bridge).

DVD Loader

The DVD loader is the core subassembly in a DVD player. It is similar to a DVD-ROM drive in structure and design, requiring high precision engineering involving laser optics, electro-mechanics, electronics and software technologies. The Company has developed a number of models of DVD loaders with the ATAPI or AV interfaces, which are offered with competitive pricing, quality, functionality and service. Unlike DVD-ROM drives, there is no comparison of data transfer rate among competing products. However, the ability to read imperfect discs is one of the differentiating factors, and the Company believes it has established a good reputation with its products in this regard. DVS believes that its position as a leader in providing solutions for reading imperfect discs was further reinforced with the successful development of the Super-Clamp™ technology.

Other Products

CD-RW drive. When connected to a PC, the CD-RW drive allows the user to record data, audio, images, or video on a CD disc that can be read by a CD-ROM drive, an audio CD player, a video CD player, or a DVD-ROM drive, depending upon the type of data recorded.

TFT LCD monitor. Compared with an ordinary CRT (Cathode Ray Tube) monitor, the TFT LCD monitor as a flat-panel display offers much smaller size, footprint, and power consumption. Some models of the TFT LCD monitor that the Company offers also include a TV tuner, so that the monitor can also be used as a regular TV.

Video engine. Since the early development of the video CD player, the Company has produced a commercial version of the video CD player for use in the informational kiosk markets. The commercial version of the Video CD Player was named the "Video Engine" and has been used in the hospitality, education and entertainment applications. This product line is marketed to retail stores, hotels, hospitals, banks, restaurants, museums, and educational institutions to deliver advertisements, movies and technical data, as well as training and educational material.

DVD player. As is well known to many, there is a global trend for the DVD players to replace the video cassette tape players. As a manufacturer of the major subassembly in a DVD player, the Company has an advantage to include the DVD player in its product offerings.

Research and Development

Since its inception, the Company has devoted a substantial portion of its resources to research and product development, focusing on digital video compression as well as decompression hardware and software systems. In addition to acquisition of technologies, in fiscal years ended March 31, 1997, 1998, 1999, 2000 and the nine-month period ended December 31, 2000, the Company's expenses on research and development were $4.6, $8.7, $6.7, $2.5 and $2.5 million, or a total of approximately $25 million.

Since the acquisition of Hyundai's DVD operations and intellectual properties, the Company has focused its research and development efforts on enhancing its DVD technologies, including improving quality, reducing costs, enhancing functionality, adopting new and improved key components, developing new products, and helping customers adopt the Company's products, in an effort to remain at the leading edge of DVD technology development and to remain competitive in this industry.

Currently the Company has approximately 50 engineering personnel, some of which are also supporting our sales and marketing efforts in connection with customizing product applications for specific customers.

There can be no assurance, however, that research and development efforts with respect to our products will progress as anticipated, that the Company will be able to reduce costs sufficiently to be able to compete with its competitors that market similar products or that new product models will be developed on a timely basis.

Competition

There are a number of foreign-based electronic manufacturers substantially larger in size and greater in financial, marketing, and other resources than the Company, such as Sony, Hitachi, etc., that are competitors or potential competitors of the Company. Some of them may develop alternative products to compete with the Company's products. They may also expand their existing operations in the Company's market segments. In the distribution and sales of other products of the Company, there are also many well known competitors with substantially greater resources.

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

Manufacturing

The Company's DVD-ROM drives and DVD loaders have been manufactured in South Korea at a well-established manufacturer's facilities. The Company has successfully established a unique arrangement of production with the manufacturer, which is more than just a contractor for production of our products. The production workers are under direct training and supervision of a team of our production and engineering staff stationed at the production site. The Company has also initiated the establishment of facilities for manufacturing DVD products in China.

The Company has phased out the production of video engines and the assembly of computer peripheral products. It has engaged manufacturers in Korea and southeast Asia to manufacture the computer peripheral products for the Company on an OEM basis. There are also DVD player manufacturers in China which have produced, or agreed to produce, players for the Company for its OEM customers using the DVD loaders supplied by the Company.

Marketing and Distribution

The Company's DVD-ROM drives have been sold to OEM's for installation into new computer systems. They have also been sold to distributors of PC's and PC peripherals for re-sale as upgrade kits through retail channels. The Company sells its DVD loaders to many of the OEM's of DVD players that do not make the DVD loaders themselves, including many in China, Taiwan, Hong Kong, and other countries.

During the nine-month period ended December 31, 2000, with continued active marketing and field engineering, the sales of the Company's DVD loaders have continued to increase, and the Company has enjoyed a substantial share of the DVD loader market.

Over the years the Company has established global sales and distribution channels for consumer electronic and computer peripheral product lines, as well as business relations with the manufacturers of these products. The Company sells these products to OEM's or distributors under the OEM's brand or the Company's brand.

The Company's representatives attend tradeshows to increase the awareness and interest in the Company's product offerings. The Company employs about ten full-time marketing and sales personnel based in the U.S. and South Korea, who may travel to other parts of the world, to sell its products to OEM and distributors. The Company also works with agents and distributors to conduct its international business.

Suppliers

The pick-ups for DVD-ROM drives or DVD loaders may be purchased from suppliers such as Matsushita, Sankyo, and Samsung. The chip sets used in these products are available from sources such as Matsushita, Neomagic, and Cirrus Logic. The drive mechanism as well as some other precision mechanical parts are designed by the Company and manufactured by subcontractors under its close supervision. The Company's engineering team has been experienced in developing multiple electronic designs of the DVD products to adopt the key electronic components from multiple suppliers, so that the Company may minimize its dependency on the supply from any particular supplier of a key component.

Despite the efforts, the Company may experience substantial disruptions due to shortage of key components or materials needed for production.

There are also a number of suppliers for the other products that the Company offers. Due to the volume of these products relative those of the DVD products, the supply issue for these other products is not expected to have material effect on the Company's business at this time.

Employees

At December 31, 2000, the Company had 98 full-time employees. The Company believes that its future prospects will depend, in part, on its ability to obtain additional management, finance, accounting, marketing, sales, manufacturing, and technical personnel. Competition for such personnel is substantial, and the number of persons with relevant experience is limited. None of the Company's employees is represented by a labor union. The Company believes that its employees relations are good.

Factors Affecting Our Business, Operating Results, and Financial Condition

IN ADDITION TO THE OTHER INFORMATION IN THIS FORM 10-KSB THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING DVS AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY MAY HAVE A SIGNIFICANT IMPACT ON DVS'S BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION. AS A RESULT OF THE RISK FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS FORM 10-KSB, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD-LOOKING STATEMENTS.

OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY, AND AN UNANTICIPATED DECLINE IN REVENUE OR EARNINGS MAY DISAPPOINT INVESTORS OR SECURITIES ANALYSTS AND RESULT IN A DECLINE IN OUR STOCK PRICE.

Our recent growth rate may not be sustainable and you should not use our past financial performance to predict future operating results. We have incurred substantial net losses in the past, as recent as, among others, fiscal years ended March 31, 1999, 1998 and 1997. Our recent quarterly and annual operating results have fluctuated, and will continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are not within our control:

  the availability, timely delivery and cost of components from our suppliers;
  competitive pressures and related changes in selling prices;
  fluctuations in manufacturing yields and significant yield losses which affect our ability to fulfill orders;
  new product announcements and introductions for competing products by us or our competitors;
  the rate at which our products become obsolete;
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
  difficulties in forecasting, planning and management of inventory levels, which may trigger lower of cost or market inventory adjustments;
  unanticipated research and development expenses associated with new product introductions;
  the timing of significant orders and of license and royalty revenue; and
  the seasonality in our business.

A downturn in the market for consumer products such as personal computers and DVD players that incorporate our products can also harm our operating results.

Some of our customers may place orders at or near the end of a quarter. As a result, we may not learn of revenue shortfalls until late in a quarter and may not be able to predict future revenues with accuracy. Additionally, a large portion of our costs consists of salaries for personnel and materials that must be ordered several months in advance. These costs are based in part on our expectations for future revenues and are relatively fixed in the short term. As a result, any revenue shortfall below expectations could harm our business.

WE DEPEND ON A LIMITED NUMBER OF FOREIGN SUPPLIERS TO MANUFACTURE CERTAIN KEY COMPONENTS, AND THESE MANUFACTURERS MAY NOT BE ABLE TO SATISFY OUR REQUIREMENTS WHICH COULD CAUSE OUR REVENUES TO DECLINE.

We currently buy certain key components, including optical pick-ups, central processing units, motors, and certain other integrated circuits, etc., from a limited number of suppliers. We anticipate that these suppliers will manufacture sufficient quantities of these key components to meet our production requirements. If these suppliers fail to satisfy our requirements on a timely basis and at competitive prices, we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could seriously harm our operating results.

Because of the current constraints on worldwide manufacturing capacity of these key components, our revenues for the next several quarters will largely be determined by our ability to obtain adequate supplies from these manufacturers. It has happended that we failed to meet the demand for our products or the scheduled shipment dates due to our inability to obtain a sufficient supply of certain key components from our suppliers. The suppliers with which we currently have arrangements, together with any additional supplier at which capacity might be obtained, may not be willing or able to satisfy all of our manufacturing requirements on a timely basis at favorable prices. In addition, we have encountered delays in qualifying new products and in ramping new product production and could experience these delays in the future. We are also subject to the risks of service disruptions, raw material shortages and price increases by the suppliers. Such disruptions, shortages and price increases could seriously harm our operating results.

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

IF WE OR OUR SUPPLIERS FAIL TO ACHIEVE ACCEPTABLE MANUFACTURING YIELDS, WE WILL EXPERIENCE HIGHER COSTS OF REVENUES AND REDUCED PRODUCT AVAILABILITY.

The fabrication of our products requires certain components produced in a highly controlled and clean environment. Companies that supply our components sometimes have experienced problems achieving acceptable manufacturing yields. Low yields may result from marginal design or manufacturing process drift. Yield problems may not be identified until the components are well into the production process, which often makes them difficult, time consuming and costly to correct. Furthermore, we rely on overseas suppliers of certain key components, which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. If our suppliers fail to achieve acceptable manufacturing yields, we will experience higher costs of revenues and reduced product availability, which would harm our operating results.

IF OUR SUPPLIERS DISCONTINUE THE MANUFACTURING PROCESSES OR LINES NEEDED TO MEET OUR DEMANDS, OR FAIL TO UPGRADE THE TECHNOLOGIES NEEDED TO MANUFACTURE OUR PRODUCTS, WE MAY FACE PRODUCTION DELAYS AND LOWER REVENUES.

Our products' requirements may represent a small portion of the total production of the suppliers that manufacture our components. As a result, we are subject to the risk that a supplier may cease production on an older or lower-volume manufacturing process that it uses to produce our parts. Additionally, we cannot be certain our suppliers will continue to devote resources to advance the production technologies on which the manufacturing of our parts is based. Each of these events could increase our costs and harm our ability to deliver our products on time.

OUR DEPENDENCE ON THIRD-PARTY SUBCONTRACTORS TO ASSEMBLE AND TEST OUR PRODUCTS SUBJECTS US TO A NUMBER OF RISKS, INCLUDING AN INADEQUATE SUPPLY OF PRODUCTS AND HIGHER COSTS OF MATERIALS.

We depend on independent subcontractors to assemble and test our components or products. Despite the direct supervision by our staff stationed at our primary production site, our reliance on these subcontractors involves the following significant risks:

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

OUR GROWTH DEPENDS UPON OUR ABILITY TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE NEW DVD PRODUCTS.

In the fiscal year ended March 31, 2000 and in the nine-month period ended December 31, 2000, a substantial amount of revenues came from the DVD product line, which is central to our growth strategy. The market for this line of products has experienced intense competition and is highly price sensitive. While we are currently developing and introducing new products in this product line, we cannot assure you that these products will reach the market in a timely manner, satisfactorily address customer needs, be sold in high volume, or be sold at profitable margins.

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

  significant pricing pressures that occur due to competition, over-supply, or other reasons;
  sudden shortages of raw materials or fabrication, test or assembly capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers which, in turn, harm our ability to meet our sales obligations; and
  the reduction, rescheduling or cancellation of customer orders.

In addition, we typically plan our production and inventory levels based on customers' advance orders, commitments or forecasts, as well as our internal assessment and forecasts of customer demand, which are highly unpredictable and can fluctuate substantially, especially if competition becomes more intense or the demand is reduced due to seasonal or other factors. From time to time, in response to anticipated long lead times to obtain inventory and materials from our suppliers, we may order materials in advance of anticipated customer demand. This advance ordering may result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize.

BECAUSE OUR PRODUCTS TYPICALLY HAVE LENGTHY SALES CYCLES, WE MAY EXPERIENCE SUBSTANTIAL DELAYS BETWEEN INCURRING EXPENSES RELATED TO RESEARCH AND DEVELOPMENT AND THE GENERATION OF REVENUES.

It usually requires a number of months to realize volume shipments after we first contact a customer. We first work with customers to achieve a design win, which may take months or longer. Our customers then complete the design, testing and evaluation process and begin to ramp up production, over a period which typically lasts months or longer. As a result, a significant period of time may elapse between the time we incur expenses from our research and development efforts and our realization of revenue, if any, from volume purchasing of our products by our customers.

WE FACE INTENSE COMPETITION FROM COMPANIES WITH SIGNIFICANTLY GREATER FINANCIAL, TECHNICAL AND MARKETING RESOURCES THAT COULD ADVERSELY AFFECT OUR ABILITY TO MAINTAIN OR INCREASE SALES OF OUR PRODUCTS.

We compete with major international electronics companies, many of which have substantially greater financial, technical, marketing, distribution, and other resources than we do. Many of our competitors have their own facilities for the production of semiconductor components and have been active in increasing their market shares and their capacity for the production of the competing products. Our DVD products presently account for substantially all of our revenues. Our competitors or potential competitors include Hitachi, Toshiba, Sony, Pioneer, Teac, Sanyo, Samsung, Philips, LG, and many others. Some of the competitors or potential competitors are also suppliers for the key components of some of our models. In these cases, division making competing DVD products may have access to some of our proprietary information through the division supplying components to us, or exert influence on the parts supplying division in ways that may adversely affect our parts supply. These actions would adversely affect our competitiveness and sales.

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

In addition, DVD products involve continually evolving industry standards. Our ability to compete will depend on our ability to identify and ensure compliance with these industry standards. As a result, we could be required to invest significant time and effort and incur significant expense to redesign our products and ensure compliance with relevant standards.

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

We are highly dependent on our principal management and engineering staff. There is intense competition for qualified personnel in the industry, in particular the highly skilled technical personnel involved in the development of DVD technologies and the production of DVD products. Competition is especially intense in Silicon Valley, where our corporate headquarters are located, and South Korea, where our DVD products have been designed and manufactured. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. Our anticipated growth is expected to place increased demands on our resources and will likely require the addition of new management and engineering personnel and the development of additional expertise by existing management personnel. The failure to recruit and retain key technical and management personnel could harm our business.

OUR ABILITY TO COMPETE SUCCESSFULLY WILL DEPEND, IN PART, ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, AND WE MAY BE UNABLE TO DO SO.

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

We have acquired ownership or license to a number of patents or patent applications related to our products. However, we cannot assure you that any pending patent application will be granted, or that such patents will provide adequate protection for our intellectual property. Since our competitors may design around our patents or otherwise indpendently develop competing technology, our operating results would be seriously harmed by the failure to protect our intellectual property.

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

In addition, we receive from time to time letters or communications from other companies stating that such companies have patent rights relating to our products. Any legal finding that we infringe the patent of another company would have a significantly negative effect on our operating results. Furthermore, if such a finding were made, there can be no assurance that we could license the other company's technology on commercially reasonable terms or that we could successfully operate without such technology. Moreover, if we are found to infringe, we could be required to pay damages to the owner of the protected technology and could be prohibited from making, using or selling any products that infringe the protected technology. In addition, the management attention consumed by and legal cost associated with any litigation could have a negative effect on our operating results.

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

GENERAL ECONOMIC CONDITIONS MAY REDUCE OUR REVENUES AND HARM OUR BUSINESS.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the recent economic slowdown in the United States, many industries are delaying or reducing technology purchases. The impact of this slowdown on us is difficult to predict, but it may result in reductions in purchases of products by our end-user customers, longer sales cycles and increased price competition. As a result, if the current economic slowdown continues or worsens, we may fall short of our revenue expectations for any given quarter in 2001 or for the entire year.

OUR BUSINESS MAY SUFFER DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

Sales of products overseas accounted for 99.7% and 90.8% of our revenues in the nine-month period ended December 31, 2000 and the fiscal year ended March 31, 2000, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

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

We derived most of our product revenue from Asia during 1999 and 2000. We expect that this will continue in 2001. Additionally, our major suppliers and assembly subcontractors are all located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1998 and 1997, several Asian countries where we currently do business, such as Japan, Taiwan and Korea, experienced severe currency fluctuation and economic deflation. If such situations reoccur, it may negatively impact our total revenues and our ability to collect payments from customers in these regions. During such situations, the lack of capital in the financial sectors of these countries can make it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation in such period may exacerbate a decline in selling prices for our products as our competitors may reduce product prices to generate needed cash.

In addition, we are greatly impacted by the political, economic and military conditions in Taiwan and China, which are continuously engaged in political disputes. Both countries have recently conducted military exercises in or near the other's territorial waters and airspace. Such disputes may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. This could severely harm our business by interrupting or delaying production or shipment of our products. Any kind of activity of this nature or even rumors of such activity could severely negatively impact our operations, revenues, operating results, and stock price.

BECAUSE A SMALL NUMBER OF CUSTOMERS HAVE ACCOUNTED FOR, AND ARE LIKELY TO CONTINUE TO ACCOUNT FOR, A SUBSTANTIAL PORTION OF OUR REVENUES, OUR REVENUES COULD DECLINE DUE TO THE LOSS OF ONE OF THESE CUSTOMERS.

More than half of our revenues come from a small number of customers. For example, products sold to our top 10 customers accounted for more than 50% of our revenues in the fiscal year ended March 31, 2000 and the nine-month period ended December 31, 2000. During both these periods, one customer accounted for about 30% of our revenue. If we were to lose any of these customers or experience any substantial reduction in orders from these customers, our revenues and operating results would suffer.

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

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

Our operations are vulnerable to interruptions by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities in Northern California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In connection with the shortage of available power, prices for electricity have risen dramatically, and will likely continue to increase for the foreseeable future. Such price changes will increase our operating costs, which could in turn hurt our profitability. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could harm our business.

WE MAY REQUIRE ADDITIONAL CAPITAL IN ORDER TO BRING NEW PRODUCTS TO MARKET, AND THE ISSUANCE OF NEW EQUITY SECURITIES WILL DILUTE YOUR INVESTMENT IN OUR COMMON STOCK.

To permit the growth of our business operations in the future, we need to expand our production capacity and bring new products to market, which require significant working capital. To date we have established credit facilities with Korean Banks with a total borrowing limit of about $12 million as of December 31, 2000 and about $20 million payment guarantees for letters of credit. We have also formed alliances with state-run businesses in China which have committed to substantial amounts of trade credit and financing for production in China under certain terms. However, there is no assurance that these credit facilities will always be available. We may also need to sell shares of our stock or seek additional borrowings or outside capital infusions in the future. We cannot assure you that such financing options will be available on terms acceptable to us, if at all, and at the time and place that we need them. In addition, if we issue shares of our common stock, our shareholders will experience dilution with respect to their investment.

WE DEPEND ON MANUFACTURERS' REPRESENTATIVES AND DISTRIBUTORS TO GENERATE A SUBSTANTIAL AMOUNT OF OUR REVENUES.

We rely on manufacturers' representatives and distributors to sell our products and these entities could discontinue selling our products at any time. One of such agents is responsible for a substantial portion of our sales in China, accounted for more than 30% of our revenues during the fiscal year ended March 31, 2000 and the nine-month period ended December 31, 2000. The loss of such an agent, or any other significant agents could seriously harm our operating results.

OUR GROWTH CONTINUES TO PLACE A SIGNIFICANT STRAIN ON OUR MANAGEMENT SYSTEMS AND RESOURCES AND IF WE FAIL TO MANAGE OUR GROWTH, OUR ABILITY TO MARKET AND SELL OUR PRODUCTS AND DEVELOP NEW PRODUCTS MAY BE HARMED.

Our business is experiencing rapid growth which has strained our internal systems and will require us to develop or adopt more sophisticated information management systems in order to manage the business effectively. Although we have implemented an ERP system, there is no guarantee that this system and any new systems implemented in the future will be adequate to address our expected growth, or that management will be able to foresee in a timely manner other infrastructure needs before they arise. Our success depends on the ability of our executive officers to effectively manage our growth. If we are unable to manage our growth effectively, our results of operations will be seriously harmed.

RISKS RELATED TO OUR INDUSTRY

THE SELLING PRICES FOR OUR PRODUCTS ARE VERY VOLATILE AND SUBJECT TO INDUSTRY-WIDE FLUCTUATIONS. OUR SUCCESS IS DEPENDENT ON THE GROWTH AND STRENGTH OF THE PC MARKET AND THE DVD VIDEO MARKET.

With a focus on the DVD product line, most of our revenues in the fiscal year ended March 31, 2000 and the nine-month period ended December 31, 2000 were generated from DVD products. Most of our new products currently being developed are in the DVD product line, particularly DVD-ROM drives and DVD loaders.

The sales of DVD-ROM drives are closely related to the strength of the PC market and the popularity of PC's equipped with the DVD-ROM drive, in competition with CD-ROM, CD-RW and other devices. If we experience an unforeseen downturn in the PC market, an unexpected decline in PC's equipped with DVD-ROM drives, or a global over-supply in the production of DVD-ROM drives, the results of operations from our DVD-ROM drive business will be adversely affected. Such a situation occurred in 1999, resulting in weakened product demand, accelerated decline of average selling prices, and accumulation of inventory due to a reduced turn-over rate. This condition unfavorably impacted our revenues, gross margins, profitability, and our financial condition. While these conditions improved later, if they were to resume, and if our operations could not properly adjust in time, our growth and operating results would be harmed.

Similarly, the sales of our DVD loaders are related to the markets for DVD video discs and DVD video players. If the DVD video market does not grow as expected, the sales of our DVD loaders will also be reduced. Our business could be harmed by such industry-wide fluctuations in the future.

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

THERE IS SEASONALITY IN OUR BUSINESS.

Sales of our products in the computer peripherals market and consumer electronics market are subject to seasonality. As a result, sales of these products are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of each calendar year. There may be a sharp decline of sales near the Christmas and New Year holiday. Sales to China and certain other Asian regions may also decline near the lunar New Year's holidays.

Item 2. Properties

The Company currently has the following facilities leased from third parties, where our executive offices, manufacturing, engineering, research and development and testing facilities are located. We believe these facilities are adequate to meet our needs for at least the next 12 months.

Facility	Location	Size (sqft.)	Monthly Rent (in thousands)
US Main Offices	Mountain View, CA	600	$1.5
US Sales Offices	San Jose, CA	3,000	$5.5
Korea Main Offices	Seoul, Korea	36,800	$7.7
Korea Branch Offices	Chunan, Korea	1,100	$0.4
China Sales Offices	Shenzhen, China	1,600	$1.1

Item 3. Legal Proceedings

The Company previously was involved in a lawsuit with Ambient Capital Group relating to unpaid commission payments arising out of a private placement of the Company's securities. The Company settled this litigation with Ambient Capital during 2000 and is currently making payments under the settlement agreement.

The Company was previously involved in litigation with the Company's former corporate counsel regarding unpaid legal fees. The Company settled this litigation during 2000 and is currently making payments under the settlement agreement.

The Company accrued liabilities of $600,000 as of March 31, 2000 related to these disputes and has accrued $674,000 as of December 31, 2000. Subsequent to December 31, 2000 a settlement was reached which was comprised of cash in the amount of $445,000, common stock valued at $175,000, and 34,286 warrants priced at $5.25 per share with a fair value of $1.57 per share. The fair value of the warrants granted was determined using the Black-Scholes method to be $54,000 and was recognized as expense for the nine months ended December 31, 2000.

Laser Dynamics, Inc. sued the Company in May 2000, alleging that DVS infringed on certain patents relating to the DVD drives. The Company has executed a non-exclusive and royalty free license agreement with Laser Dynamics, Inc., the owner of U.S. Patent Nos. 5,587,981 & 5,959,280, effective February 14, 2001. The agreement relates to a world-wide, irrevocable and perpetual license to manufacture products under said patents. The Company has received an order for dismissal on the previously filed civil action.

DVS Korea is involved in a lawsuit with a former employee who is claiming wrongful termination. The Company had accrued $90,000 at March 31, 2000 and December 31, 2000 related to this case. During the period, in accordance with a Korean court order, DVS Korea deposited $1,160,000 with the court until this litigation is resolved. This deposit was included in prepaid expenses in other current assets as of December 31, 2000. Management intends to defend this lawsuit vigorously and expects to recover the deposit during the next year.

The Company has been named as a defendant in several other lawsuits in the normal course of its business. In the opinion of management, the liabilities, if any, resulting from these matters will not have a material effect on the consolidated financial statements of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock currently trade on the Nasdaq Smallcap Market under the symbol DVID. The following table sets forth the high and low closing prices of the Company's Common Stock for each quarter within the fiscal year ended March 31, 2000 and the nine-month period ended December 31, 2000, as reported on the Nasdaq Smallcap Market for the periods indicated. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

Common Stock		High	Low
Fiscal Year Ended Mar. 31, 2000	Apr. - Jun., 1999	$8.750	$4.156
	Jul. - Sep., 1999	5.906	3.375
	Oct. - Dec., 1999	13.063	3.063
	Jan. - Mar., 2000	22.625	9.938
Nine Months Ended Dec. 31, 2000	Apr. - Jun., 2000	$14.125	$6.500
	Jul. - Sep., 2000	9.000	6.250
	Oct. - Dec., 2000	8.000	2.563

On April 2, 2001, the last reported sale price for the Common Stock was $3.00 per share.

As of March 2, 2001, there were approximately 175 holders of record of the Company's Common Stock. This number does not reflect the number of beneficial holders of the Common Stock, which the Company believes may be more than 3,000.

The Company has never paid cash dividends on its Common Stock. At present, the Company intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein.

It is worth noting that the Company has changed its fiscal year end from March 31 to December 31. Therefore the present report on 10-KSB covers the nine-month period from April 1, 2000 to December 31, 2000. A number of the comparisons presented in the present report are comparing the results of this nine-month period ended December 31, 2000 with the twelve months' results of the fiscal year ended March 31, 2000.

During the nine-month period ended December 31, 2000, the Company had continued to carry out the strategy to focus on products based on its DVD intellectual property portfolio, while seeking to reduce overhead and eliminate product lines and operations that were under-performing and considered dilutive to the Company's resources. The results of these efforts are highlighted in the table below:

(In millions)	Nine months ended	Fiscal year (twelve months) ended
	Dec. 31, 2000	Mar. 31, 2000	Mar. 31, 1999	Mar. 31, 1998
Revenue	$73.1	$60.3	$17.1	$17.6
Gross profit (loss)	10.1	7.8	0.7	(2.9)
Operating income (loss)	2.2	(2.2)	(18.8)	(26.8)
Net income (loss)	1.1	0.9	(18.8)	(25.7)

The revenue for the nine-month period ended December 31, 2000 was $73.1 million, compared with $60.3, $17.1 and $17.6 million for the twelve-month periods of fiscal years ended March 31, 2000, 1999 and 1998.

Gross margin for the nine-month period ended December 31, 2000 was 13.8%, compared with 12.9%, 4.3% and (16.4%) for the fiscal years ended March 31, 2000, 1999 and 1998.

In the nine-month period ended December 31, 2000, the Company achieved an income from operations of $2.2 million, compared with operating losses of $2.2, $18.8 and $26.8 million for the fiscal years ended March 31, 2000, 1999 and 1998.

The net profit for the nine-month period ended December 31, 2000 was $1.2 million, compared with the net profit of $0.9 million for the fiscal year ended March 31, 2000 and net losses of $18.8 and $25.7 million for the fiscal years ended March 31, 1999 and 1998.

The Company is reporting a positive working capital position of $2.42 million at December 31, 2000, compared with $0.14 million at March 31, 2000. The Company has increased credit lines and letter of credit facilities with banks from about $25 million at March 31, 2000 to about $31 million at December 31, 2000. With continued improvement of operational profits, management believes that it has the funds necessary for its worldwide operations in the year ahead.

The operations at DVS Korea are anticipated to support itself for continued growth and provide funds to the US headquarters through royalty payments and the distribution of dividends. In addition, the Company has been receiving payment on certain notes from OPLI. Additional credit facilities are expected to be provided by partners in China for the operations of the joint venture. These sources of funds are expected to be sufficient for the operations outside Korea in the year ahead, including meeting certain obligations that were incurred in the past, which were mainly due to losses from prior operations.

Management expects that the pricing pressure will continue due to increasingly intense competition in the fiscal year ending December 31, 2001. The Company has implemented certain measures to face the challenges ahead.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 2000 COMPARED TO THE FISCAL YEAR ENDED MARCH 31, 2000 ("fiscal 2000"").

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenues for the nine-month period ended December 31, 2000 and the fiscal year ended March 31, 2000. Please see Consolidated Financial Statements of Operations for details.

                                  Nine Months    Fiscal Year    Nine Months
                                   Ended Dec.     Ended Mar.     Ended Dec.
                                    31, 2000       31, 2000       31, 1999
(percent of revenue)                                            (unaudited)
                                  ------------   ------------   ------------
Revenues.......................      100.0%         100.0%          100%

Gross margin...................       13.8%          12.9%         12.5%
Research and development.......        3.4%           4.1%          3.9%
Sales and marketing............        2.6%           3.0%          3.6%
General and administrative.....        4.7%           9.4%          7.4%
Operating income(loss).........        3.1%          (3.6%)        (2.7%)
Net income.....................        1.6%           1.4%*         3.5%*
-----------
* include one-time gain from sale of certain assets.

                                  Nine Months    Fiscal Year    Nine Months
                                   Ended Dec.     Ended Mar.     Ended Dec.
                                    31, 2000       31, 2000       31, 1999
(in thousands)                                                  (unaudited)
                                  ------------   ------------   ------------
Consolidated revenue ..........     $73,103        $60,292        $45,567

As reflected above, total revenue in the nine-month period ended December 31, 2000 was $73.1 million, about 60% higher than the $45.6 million for the same nine-month period in 1999. This significant increase of $27.5 million was in part a result of the Company's decision to focus its resources on the DVD product line, which accounted for approximately 98% of the current revenue, as compared to 93% in the fiscal year ended March 31, 2000. International revenue represented almost 100% for the nine-months ended December 31, 2000, as compared to about 91% for the fiscal year ended March 31, 2000.

The net profit of $1.1 million for the nine-month period ended December 31, 2000 compares favorably with the $0.9 million for the twelve-month period ended March 31, 2000, as the latter included a one-time gain of $3.4 million from the sale of certain assets

                                  Nine Months    Fiscal Year    Nine Months
                                   Ended Dec.     Ended Mar.     Ended Dec.
                                    31, 2000       31, 2000       31, 1999
(in thousands)                                                  (unaudited)
                                  ------------   ------------   ------------
Gross margin...................     $10,110         $7,783         $5,696
  as a percentage of revenue...       13.8%          12.9%          12.5%

Gross margin increased from $12.9% of revenue for the fiscal year ended March 31, 2000 to 13.8% of revenue for the nine-month period ended December 31, 2000. The improvement reflects the continuing efforts of the Company to lower its costs of revenue. Looking ahead to fiscal year ending December 31, 2001, we expect to experience pricing pressure as competition becomes more intense in the Company's customer base. To reduce or offset the impact, the Company has taken steps for continued cost improvements through, for example, our purchasing and engineering efforts.

                                  Nine Months    Fiscal Year    Nine Months
                                   Ended Dec.     Ended Mar.     Ended Dec.
                                    31, 2000       31, 2000       31, 1999
(in thousands)                                                  (unaudited)
                                  ------------   ------------   ------------
Research and development.......     $2,493          $2,492         $1,777
  as a percentage of revenue...       3.4%            4.1%           3.9%

Research and development expenses consist primarily of personnel and equipment prototype costs required for the Company's development efforts. Research and development expenses as a percentage of revenue decreased to 3.4% for the nine-month period ended December 31, 2000, compared with 4.1% for the fiscal year ended March 31, 2000. The decrease in these expenses as a percentage of net revenues is attributable to reducing non-performing operations and focusing the engineering resources on the DVD product line, which has generated substantial growth in revenues. The increased revenue and improved margin allowed the Company to increase its research and development expenses, from $1.8 million for the nine-month period ended March 31, 1999 to $2.5 million for the same period in 2000. The Company expects to increase research and development expenses in dollar terms as the revenue grows, in order to advance the Company's technologies and develop new and improved products.

                                  Nine Months    Fiscal Year    Nine Months
                                   Ended Dec.     Ended Mar.     Ended Dec.
                                    31, 2000       31, 2000       31, 1999
(in thousands)                                                  (unaudited)
                                  ------------   ------------   ------------
Sales and marketing............     $1,902          $1,828         $1,652
  as a percentage of revenue...       2.6%            3.0%           3.6%

Sales and marketing expenses consist primarily of personnel and consulting costs involved in the selling process and in the marketing of the Company's products, sales commissions, and expenses associated with trade shows and advertising. Sales and marketing expenses as a percentage of net revenues decreased from 3.0% in the fiscal year ended March 31, 2000 to 2.6% in the nine-month period ended December 31, 2000. The decrease in these expenses as a percentage of revenue was also the result of the restructuring of the Company's product lines that took place in this period to focus the sales and marketing resources on the DVD product line, which resulted in substantial increase in revenues. The increase in revenue and improvement in margins also allowed increased allocation for sales and marketing expenses, from $1.7 million for the nine-month period ended March 31, 1999 to $1.9 million for the same period in 2000. The Company expects to increase sales and marketing expenses in dollar terms as the revenue grows, in order to expand its sales and marketing efforts for continued growth of the business.

                                  Nine Months    Fiscal Year    Nine Months
                                   Ended Dec.     Ended Mar.     Ended Dec.
                                    31, 2000       31, 2000       31, 1999
(in thousands)                                                  (unaudited)
                                  ------------   ------------   ------------
General and administrative.....      $3,467         $5,639         $3,364
  as a percentage of revenue...        4.7%           9.4%           7.4%

General and administrative expenses consist primarily of administrative salaries and benefits, insurance, facility, legal, accounting, investor relations and other business support costs. As reflected in the table above, general and administrative expenses as a percentage of revenue decreased from $5.6 million, or 9.4% of revenue, for the fiscal year ended March 31, 2000 to $3.5 million, or 4.7% of revenue, for the nine-month period ended December 31, 2000. Despite the significant growth of revenue, the general and administrative expenses for the nine-month period ended December 31, 2000 were maintained at the same level as the same period last year. A substantial portion of these expenses was used on resolving legal and accounting issues that arose from operations in prior periods. As these issues are being resolved, the Company expects lower legal and accounting expenses for the fiscal year ending March 31, 2001. The Company expects to allocate resources for improvements in areas such as investor relations, accounting, corporate administration, as well as improved legal protection of the Company's rights and interests.

Liquidity and Capital Resources

Working capital at December 31, 2000 was $2.4 million as compared to $136 at March 31, 2000. With credit lines and letter of credit facilities of about $31 million established to support its Korean subsidiary and with continuing improvement in operating profits, the Company believed that it has the funds required for its worldwide operations in the year ahead. The Company will continue to search out additional credit lines and equity partners to support future growth beyond the year 2001.

Net cash used by operating activities was $4.8 million for the nine months ended December 31, 2000, compared to $1.0 million used for the fiscal year ended March 31, 2000. Net cash used by operating activities in the nine months ended December 31, 2000 was composed of inventory increases of $5.3 million, increase in other assets (prepaids and deposits) of $2.0 million, and an increase in accounts receivables of $1.0 million. Net cash provided in the nine months ended December 31, 2000 was income of $1.1 million, non-cash charges for depreciation and amortization of $1.0 million, minority interest in our Korean subsidiary of $0.7 million, and increase in accounts payable and other current liabilities totaling $0.9 million. Net cash used by operating activities for the fiscal year ended March 31, 2000 consisted primarily of net income adjusted for non-cash items of $0.5 million and other operating assets and liabilities of $0.5 million.

Net cash used in investing activities was $1.1 million for the nine months ended December 31, 2000, compared to $0.8 million for the fiscal year ended March 31, 2000. Cash used for the acquisition of property and equipment was $0.8 million for both periods. Investment in the Shanghai joint venture was $0.3 million for the nine months ended December 31, 2000 and $0.1 million for the fiscal year ended March 31, 2000.

Net cash provided by financing activities of $6.0 million for the nine months ended December 31, 2000 consisted of the net borrowings through the credit lines facilities ($5.6 million) mentioned previously, proceeds from the issuance of common stock for $0.16 million and proceeds from the exercise of stock option for $0.12 million. Additionally, other notes payable netted $0.5 million and was offset in part by repayment of a $0.356 million capital lease obligations. Net cash provided from financing activities for the year ended March 31, 2000 was $6.6 million and consisted of net bank borrowings of $4.2 million, issuance of notes payable of $0.7 million, proceeds from repayment of notes receivable $0.9 million, cash received from purchase of minority interest in Korean subsidiary of $0.5 million and the sale of common stock and the exercise of stock options of $0.3 million.

Item 7. Financial Statements

DIGITAL VIDEO SYSTEMS, INC.
Index to Consolidated Financial Statements

Report of Independent Auditors
Consolidated Balance Sheet -
   December 31, 2000
Consolidated Statements of Operations -
   for the nine months ended December 31, 2000
   and the twelve months ended March 31, 2000
Consolidated Statements of Stockholders' Equity -
   for the nine months ended December 31, 2000
   and the twelve months ended March 31, 2000
Consolidated Statements of Cash Flows -
   for the nine months ended December 31, 2000
   and the twelve months ended March 31, 2000
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Digital Video Systems, Inc.

We have audited the accompanying consolidated balance sheet of Digital Video Systems, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the nine month period ended December 31, 2000 and the year ended March 31, 2000. The consolidated financial statements are the responsibility of the Company's' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Video Systems, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the period ended December 31, 2000 and the year ended March 31, 2000 in conformity with accounting principles generally accepted in the United States.

Burr, Pilger & Mayer LLP
Palo Alto, California
April 13, 2001

DIGITAL VIDEO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2000
_________________

(in thousands, except shares and per share amounts)

                                 ASSETS

Current assets:
  Cash and cash equivalents.....................................    $2,032
  Restricted cash...............................................     3,154
  Accounts receivable, less allowance for doubtful accounts
    of $952 ....................................................     2,903
  Inventories...................................................    10,050
  Prepaid expenses and other current assets.....................     2,996
  Note receivable-related party.................................     1,265
                                                                  ---------
    Total current assets........................................    22,400

Property and equipment, net of depreciation.....................     2,006
Investment in Shanghai joint venture............................       411
Note receivable-related party...................................       998
Intangibles.....................................................     1,395
Other assets....................................................     2,798
                                                                  ---------
   Total assets.................................................   $30,008
                                                                  =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit................................................   $11,164
  Current portion of long term debt.............................        90
  Accounts payable..............................................     5,929
  Other payable.................................................       139
  Notes payable-related party...................................        69
  Accrued liabilities...........................................     2,586
                                                                  ---------
   Total current liabilities....................................    19,977
                                                                  ---------
Long-term liabilities-long term debt............................       451
Other long term liabilities.....................................     1,109
                                                                  ---------
   Total liabilities............................................    21,537
                                                                  ---------
Minority interest...............................................     1,788
                                                                  ---------
Stockholders' equity:
  Preferred stock, $0.0001 par value, 5,000,000 shares
    authorized; no shares issued and outstanding at
    December 31, 2000...........................................        --
  Common stock, $0.0001 par value, 80,000,000 shares
    authorized; 6,003,617 shares issued and outstanding at
    December 31, 2000...........................................         1
  Additional paid-in capital....................................    69,020
  Accumulated deficit...........................................   (62,838)
  Accumulated other comprehensive income........................       631
  Deferred compensation.........................................      (131)
                                                                  ---------
    Total stockholders' equity..................................     6,683
                                                                  ---------
    Total liabilities and stockholders' equity..................   $30,008
                                                                  =========

The accompanying notes are an integral part of these financial statements.

DIGITAL VIDEO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

for the nine months ended December 31, 2000
and for the year ended March 31, 2000
_________________

(in thousands, except per share amounts)

                                                           Nine
                                                       Months Ended  Year Ended
                                                       December 31,   March 31,
                                                           2000         2000
                                                        ----------   ----------
Net revenue...........................................    $73,103      $60,292

Cost of revenue.......................................     62,993       52,509
                                                        ----------   ----------
    Gross profit......................................     10,110        7,783
                                                        ----------   ----------
Operating expenses:
  Research and development............................      2,493        2,492
  Sales and marketing.................................      1,902        1,828
  General and administrative..........................      3,467        5,639
                                                        ----------   ----------
    Total operating expenses..........................      7,862        9,959
                                                        ----------   ----------
    Income (loss) from operations.....................      2,248       (2,176)

Other income (expenses):
  Interest expense....................................       (453)        (505)
  Other income........................................        347          778
  Gain (loss) on disposal of fixed assets.............         84          (87)
  Gain on sale of interest in Korean subsidiary.......         --          488
  Gain on sale of discontinued product lines..........         --        2,700
                                                        ----------   ----------
    Income before minority interest and income tax
      provision.......................................      2,226        1,198

Provision for income taxes............................        376           13
                                                        ----------   ----------
    Income before minority interests..................      1,850        1,185

Minority interest.....................................        702          324
                                                        ----------   ----------
    Net income........................................     $1,148        $ 861
                                                        ==========   ==========
Basic net income per share............................     $ 0.25       $ 0.20
                                                        ==========   ==========
Diluted net income per share..........................     $ 0.21       $ 0.20
                                                        ==========   ==========

The accompanying notes are an integral part of these financial statements.

DIGITAL VIDEO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

for the nine months ended December 31, 2000
and for the year ended March 31, 2000
_________________

(in thousands, except share and per share amounts)

                                                                                            Accumu-
                                                                   Additional                lated
                                                                Paid-in Capital              Other
                                Preferred                       ---------------             Compre-
                                  Stock         Common Stock    Pre-               Accumu-  hensive  Deferred
                              --------------  ----------------  ferred   Common     lated    Income  Compens-
                              Shares  Amount    Shares  Amount  Stock     Stock    Deficit   (Loss)   ation    Total
                              ------  ------  ---------  ----   -------  -------  ---------  ------  -------  ------
Balance at March 31, 1999...   6,475     --   3,607,724   $1    $3,378   $63,993  $(64,847)  $1,600     --    $4,125
Comprehensive Income:
  Net income................      --     --          --   --        --        --       861       --     --       861
  Translation Adjustment....      --     --          --   --        --        --        --      202     --       202
                                                                                                              ------
Comprehensive Income:                                                                                         1,063
Exercise of common stock
  options...................      --     --      33,712   --        --       193        --       --     --       193
Conversion of preferred
  stock to common stock.....  (6,475)    --   1,968,083   --    (3,378)    3,378        --       --     --        --
Issuance of common stock....      --     --      37,386   --        --       123        --       --     --       123
Deferred compensation for
  options granted...........      --     --          --   --        --       401        --       --   (311)       90
Amortization of deferred
  compensation..............      --     --          --   --        --        --        --       --      6         6
                              ------  ------  ---------  ----   -------  -------  ---------  ------  -------  ------
Balance at March 31, 2000...      --     --   5,646,905    1        --    68,088   (63,986)   1,802   (305)    5,600
                              ------  ------  ---------  ----   -------  -------  ---------  ------  -------  ------
Comprehensive Income:
  Net income................      --    --           --   --        --        --      1,148      --     --     1,148
  Translation adjustment....      --    --           --   --        --        --         --  (1,171)    --    (1,171)

Comprehensive income:             --    --           --   --        --        --         --      --     --       (23)
Exercise of common stock
  options...................      --     --      16,069   --        --       118         --      --     --       118
Conversion of promissory
  notes to common stock.....      --     --     160,748   --        --       680         --      --     --       680
Issuance of common stock....      --     --      57,854   --        --       160         --      --     --       160
Amortization of deferred
  compensation..............      --     --          --   --        --      (153)        --      --    174        21
Issuance of common stock in
  settlement of legal
  obligation................      --     --     122,041   --        --        73         --      --     --        73
Issuance of warrants in
  settlement of legal
  obligation................      --     --          --   --        --        54         --      --     --        54
                              ------  ------  ---------  ----   -------  -------  ---------  ------  -------  ------
Balance at December 31, 2000      --     --   6,003,617    1        --   $69,020   $(62,838)   $631  $(131)   $6,683
                              ======  ======  =========  ====   =======  =======  =========  ======  =======  ======

The accompanying notes are an integral part of these financial statements.

DIGITAL VIDEO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended December 31, 2000
and for the year ended March 31, 2000
_________________

(in thousands, except share and per share amounts)

                                                           Nine
                                                       Months Ended  Year Ended
                                                       December 31,   March 31,
                                                           2000         2000
                                                        ----------   ----------
Net income............................................     $1,148         $861
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Minority interest...................................        702          324
  Gain on sale of interest in Korean subsidiary.......         --         (488)
  Gain on sale of discontinued product lines..........         --       (2,700)
  Depreciation........................................        680          607
  Amortization........................................        303          676
  (Gain) loss on disposal of fixed assets.............        (84)          87
  Stock issued for expenses...........................         76          134
Changes in operating assets and liabilities:
  Accounts receivable.................................     (1,028)      (1,113)
  Inventories.........................................     (5,281)       3,016
  Prepaid expenses and other current assets...........     (2,042)        (119)
  Other assets........................................       (170)      (1,290)
  Accounts payable....................................        411           79
  Accrued liabilities.................................        101       (1,445)
  Other payable.......................................        374          396
                                                        ----------   ----------
   Net cash used in operating activities..............     (4,810)        (975)
                                                        ----------   ----------
Investing activities:
  Acquisition of property and equipment...............       (816)        (758)
  Investment in Shanghai joint venture................       (324)         (87)
                                                        ----------   ----------
    Net cash used in investing activities.............     (1,140)        (845)

Financing activities:
  Proceeds from the sale of common shares.............        160          123
  Proceeds from the exercise of stock options.........        118          193
  Proceeds from line of credit borrowing..............     22,168        5,559
  Repayment of  capital lease obligation..............       (356)          --
  Repayment of bank borrowings........................    (16,562)      (1,352)
  Proceeds from repayment of notes receivable.........         --          868
  Proceeds from exercise of option to purchase
    interest in Korean subsidiary.....................         --          500
  Repayment of notes payable..........................       (934)          --
  Proceeds from issuance of notes payable.............      1,433          729
                                                        ----------   ----------
    Net cash provided by financing activities.........      6,027        6,620
                                                        ----------   ----------
Effect of exchange rate changes.......................     (1,171)         204

Net (decrease)increase in cash and cash equivalents...     (1,094)       5,004

Cash and cash equivalents at the beginning of year....      6,280        1,276
                                                        ----------   ----------
                                                           $5,186       $6,280
                                                        ==========   ==========
Supplemental disclosures:

  Interest paid.......................................      $ 413        $ 462
                                                        ==========   ==========
  Taxes paid..........................................       $ 54         $ 22
                                                        ==========   ==========
Supplemental disclosure of non-cash transaction:
  Capital lease.......................................         --        $ 356
                                                        ==========   ==========
  Conversion of promissory notes into Series C
    Convertible Preferred Stock.......................         --      $ 4,475
                                                        ==========   ==========
  Conversion of Series C Convertible Preferred Stock
    into common stock shares..........................         --      $ 6,475
                                                        ==========   ==========
  Conversion of notes payable to common stock.........      $ 680           --
                                                        ==========   ==========
  Offset of notes payable and note receivable -
    related party.....................................      $ 319           --
                                                        ==========   ==========
  Issuance of common stock for legal settlements......       $ 73           --
                                                        ==========   ==========

The accompanying notes are an integral part of these financial statements.

DIGITAL VIDEO SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________

(in thousands, except share and per share amounts)

1. The Company and its Significant Accounting Policies

The Company

Digital Video Systems, Inc. ("DVS" or "the Company") develops and markets DVD-ROM drives, DVD loaders, video engines, and certain computer peripherals.

A significant portion of the Company's operations is based outside of the United States, principally in South Korea and China. As a result, the Company must comply with a wide variety of foreign laws and regulations. In particular, the Company may be materially adversely affected by changes in the political, social and economic conditions in these countries, and by changes in government policies with respect to such matters as laws and regulations, methods to address inflation, currency conversion and restrictions and rates and methods of taxation.

Change in Fiscal Year

The Board of Directors of Digital Video Systems, Inc on December 6, 2000 elected to change the Company's' fiscal year. The former fiscal year was April 1 to March 31. Effective December 31, 2000 the new year will be January 1 to December 31. Accordingly these financial statements and footnotes will cover the nine-month transition period ending December 31, 2000.

Financial Results and Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $62.8 million and in the latest nine month period has used rather than provided cash from operations. The financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Funding is needed to discharge the Company's liabilities from prior years in which substantial operating losses were incurred and to meet the operating obligations of the U.S. based headquarters and other operations. During the coming year the Company plans to meet these needs through dividends received from its' Korean subsidiary (DVS Korea), license fee income from DVS Korea of $100 per months, payments slightly in excess of $100 per month from Oregon Power Lending Institution, Inc (OPLI) according to the terms of the note receivable.

The Company believes that DVS Korea will have adequate working capital to support its growth and provide the U.S. headquarters with the necessary support. Further, the management believes the Company will have access to sufficient working capital to provide it with the ability to continue in existence during the next year.

Basis of Presentation

The accompanying consolidated financial statements of DVS include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented.

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

Cash and Equivalents and Short-term Investments

Cash and cash equivalents include money market accounts and highly liquid debt instruments with a remaining maturity of three months or less at the date of purchase. Restricted cash of $3,154 represent passbook accounts and time deposits for DVS Korea and are used for collateral related to borrowings and other required deposits.

As of December 31, 2000, the estimated fair value of the cash equivalents and short-term investments consisted of cash and money market funds in the amount of $ 5.186 million.

Revenue Recognition

Net revenues include product and component sales. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. Generally, these criteria are met at the time the product is shipped to the customer. Returns and discounts on sales are deducted from revenue. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled.

Advertising Expense

Advertising expenditures are charged to operations as incurred and total $13 and $10 in the nine months ending December 31, 2000 and the twelve months ending March 31, 2000, respectively.

Inventories

Inventories are stated at the lower of cost (moving average method) or market. The Company has recorded valuation reserves against inventory of $411 as of December 31, 2000.

Long-Lived Assets

Property and equipment are stated at cost net of accumulated depreciation and amortization over their estimated useful lives. Depreciation and amortization are computed using the straight-line method over the assets estimated useful lives of three to seven years. The Company performs reviews for impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Intangibles

Intangible assets consist of acquired technology and purchased goodwill and are stated at cost net of accumulated amortization or at their impaired value. Amortization is computed using the straight-line method over the assets estimated useful lives of three to seven years.

Foreign Currency Translation

The functional currency of the Company's foreign subsidiaries is the local currency. Translation adjustments, which result from the process of translating foreign currency financial statements into U.S. dollars, are included as a component of accumulated other comprehensive income. Transaction gains and losses, which have not been material to date, are included in interest and other income in the accompanying statement of operations.

Comprehensive Income

Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss), such as, translation adjustments, unrealized holding gains and losses on available-for-sale marketable securities and certain derivative instruments. The Company's' other comprehensive income (loss) is composed of foreign currency translation adjustments.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Pronouncements

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("FAS 133"). This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The impact of the adoption will be based on factors such as specific derivative and hedging activities, market conditions and contractual arrangements at the date of adoption. The effect of the adoption will not have a significant impact on the Company's' positions or result of operation in 2001.

During the quarter ended December 31, 2000, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended ("SAB101"), issued by the Securities and Exchange Commission in December 1999. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operation.

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

3. Inventories

Inventories consisted of the following at December 31, 2000:

  Raw materials.................  $ 3,513
  Work-in-process...............    4,800
  Finished goods................    2,134
                                 ----------
    Total inventories...........   10,447
    Less inventory reserves.....     (397)
                                 ----------
    Net inventories............. $ 10,050
                                 ==========

4. Property and Equipment

Property and equipment consisted of the following at December 31, 2000:

  Machinery and computer equipment..........  $ 3,541
  Furniture and fixtures....................      892
                                             ----------
    Total property and equipment............    4,433
  Accumulated depreciation..................   (2,427)
                                             ----------
    Net property and equipment..............  $ 2,006
                                             ==========

Depreciation expense totaled $680 and $607 for the nine months ending December 31, 2000 and the year ending March 31, 2000, respectively.

5. Intangible Assets

Intangible assets consisted of the following at December 31, 2000:

  Goodwill...................................   $ 655
  Intangible assets of acquired businesses...   2,400
  Purchased licenses.........................     500
                                              ---------
    Total intangible assets..................   3,555
    Less: accumulated amortization...........  (2,160)
                                              ---------
                                              $ 1,395
                                              =========

Intangible assets are amortized on a straight-line basis over their estimated useful lives of three to seven years. The intangibles-developed technology acquired was determined during fiscal year March 31, 2000 to provide future product developments in the coming years. Thus, the estimated useful life of the amortization period was changed effective July 1, 1999 from three to seven years.

6. Note Receivable - Related Party

On September 30, 1999, the Company entered into an Asset Purchase and Option Agreement ("the Agreement") with OPLI, a related party. Pursuant to the Agreement, the Company sold the assets used in its Digital Video Business, which are comprised of the Ad Insertion Business and the Video on Demand Businesses. The assets included the tangible personal property used in the Digital Video Business, including all fixed assets, inventory and equipment used in the Digital Video Business, the Company's right to operate the Digital Video Business, all books and records of the Company which relate to the Digital Video Business, all of the Company's patents and other intellectual property relating to the Digital Video Business, and all goodwill related to the Digital Video Business (as more fully described in the Agreement, the "Purchase Assets"). Certain assets described in the Agreement, including outstanding accounts receivable related the Digital Video Business, were excluded from the transaction.

The purchase prices for the Purchased Assets and for the Option (described below) was $3,450 with the purchased asset valued at $2,700 and the Option at $750. The purchase price was paid by delivery of a promissory note in the principal amount of $3,450 (the Note). Principal on the Note is payable in 36 equal monthly installments commencing on October 31, 1999. The unpaid principal balance of the Note bears interest at an annual rate of 7%. The Note is secured by a first priority security interest in favor of the Company in the Purchased Assets and a first priority pledge in favor of the Company of 862,500 shares of common stock of the Company owned by OPLI.

Pursuant to the terms of the Agreement, OPLI purchased the option (the Option) to acquire 212,000 shares (the Option Shares) of the common stock of DVS Korea. The Option Shares constitute 20% of the issued and outstanding shares of capital stock of DVS Korea. The option was exercisable in whole or in part, for an aggregate exercise price of $500 payable in cash upon exercise of the option.

The sale of the Purchased Assets and the Option was recorded as a note receivable. The purchased assets were written off the books as of March 31, 1999 as part of a restructuring. As a result, no book value for these assets exists as of the date of the transaction. The gain of $2,700 for the sale of the purchased assets has been recognized as other income in the fiscal year ending March 31, 2000.

OPLI exercised its right to acquire the Option Shares in November 1999. The book value of the Option Shares at that time was $762. The sale of the Option for $750 and the proceeds of $500 for exercising the Option resulted in a gain for the sale of the Option Shares. This gain has been recognized as other income in the fiscal year ending March 31, 2000.

7. Line of Credit

The Company has lines of credit with several Korean banks during the nine months ended December 31, 2000, with borrowing limits varying from $400 to $5,200. The total borrowing limit as of December 31, 2000 was $11,867. The Company also has $19,800 as payment guarantees for letters of credit. Borrowings under these lines of credit incur interest at prime rates between 7.75% to 10.30%, and are guaranteed up to $3.4 million by The Korea Technology Guarantee Trust Fund and the Korea Credit Guarantee fund. The expiration date for these lines of credit are May and June, 2001. Cash and cash equivalent deposits of approximately $3,154 are restricted as collateral for lines of credit.

The provisions of these lines of credit contain no covenants related to the maintenance of working capital or other financial ratios. As of December 31, 2000, the Company owed a total of $ 11,164 on the lines of credit.

8. Notes Payable - Related Party

The Company has unsecured loans from related parties for the nine months ended December 31, 2000. Interest rates for these loans vary from 8% to 10%. As of December 31, 2000, a summary of the outstanding balances for related party loans is as follows:

  Related Party   Interest Rate   Due Date    Balance
  -------------   -------------   ---------   -------
      OPLI            10%         On demand    $ 49
  Jiahong Zang         8%         On demand      20
                                              -------
                                               $ 69
                                              =======

9. Long-term Debt

Long-term debt for the nine months ended December 31, 2000 consisted of the following:

  Unsecured note payable due to Hanvit Bank, with
    interest rate of 6%, due on June 15, 2004..........  $ 541

    Less current portion...............................    (90)
                                                        --------
    Total long-term debt...............................  $ 451
                                                        ========

  Repayments of long-term    Amount
    borrowings for:       --------
                 2001         $ 90
                 2002          180
                 2003          180
                 2004           91
                            --------
                Total        $ 541
                            ========

10. Commitments

Lease Commitments

The Company leases its facilities and certain office equipment under non-cancelable leases that require the Company to pay operating costs, including property taxes, insurance and maintenance. Future minimum lease payments under these operating leases at December 31, 2000 are as follows:

              2001...........  $ 427
              2002...........     54
              Thereafter.....      0
                              -------
                               $ 481
                              =======

Rent expense charged to operations was approximately $381 and $434 for the nine months ended December 31, 2000 and the twelve months ended March 31, 2000, respectively.

11. Minority Interest

During the fiscal year ended March 31, 2000, OPLI, a related party to the Company, entered into an agreement with the Company to purchase the Company's DV business and an option to purchase 20% of DVS Korea's outstanding stock for an aggregate purchase price for both purchases of $3,450 with the purchased assets valued at $2,700 and the Option at $750, and an additional $500 to exercise the option when certain conditions are met.

OPLI exercised the option to purchase 20% of DVS Korea effective November 23, 1999. DVS Korea's net book value of the 20% interest at that time was $762. The difference between the 20% interest in the net book value and the option price of $488 has been recognized as a gain on the consolidated financial statements for fiscal year ended March 31, 2000. The majority of the current holders of the 20% minority interest are individual Korean investors.

12. Income Taxes

The components of income (loss) before provision for income taxes were as follows:

                        Nine Months Ended     Year Ended
                        December 31, 2000   March 31, 2000
                        -----------------   --------------
  Domestic............       $ (1,235)          $ (765)
  Foreign.............          3,461            1,963
                        -----------------   --------------
    Total.............        $ 2,226          $ 1,198
                        =================   ==============

The provision for income taxes in nine month period ending December 31, 2000 was comprised of state taxes of $20 and foreign taxes amounting to $356. The provision for taxes for the twelve months ended March 31, 2000 was comprised of foreign taxes of $13.

The differences between the expense (benefit) for income taxes and the amount computed at the U.S. statutory income tax rate are as follows:

                                      Nine Months Ended     Year Ended
                                      December 31, 2000   March 31, 2000
                                      -----------------   --------------
 Tax at U.S. statutory rate........         $ 779             $ 306
 Differential in foreign taxes.....          (757)             (561)
 Increase in valuation allowance...           354               268
                                      -----------------   --------------
                                            $ 376              $ 13
                                      =================   ==============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at December 31, 2000 are as follows (in thousands):

  Deferred tax assets:
    Net operating loss carryforwards................   $ 14,958
    Reserves and other accrued expenses
      not yet deductible for taxes..................        519
    Depreciation timing differences.................       (117)
                                                      -----------
      Total deferred assets.........................     15,360
      Valuation allowance for deferred tax assets...    (15,360)
                                                      -----------
      Net deferred tax assets.......................       $ --
                                                      ===========

The increase in valuation allowance for deferred taxes for the nine months ended December 31, 2000 and the year ended March 31, 2000 was $354 and $268, respectively.

The Company has federal net operating loss carryforwards as of December 31, 2000 of approximately $41.6 million expiring at various dates through 2019 and $7.6 million state net operating loss carryforwards expiring as follows:

  Expiration Date   Federal   California
     --------      ---------   ---------
       2001              --      $   27
       2002              --       1,624
       2003              --       3,353
       2004              --       2,661
       2009          $   71          --
       2010           2,811          --
       2011           1,324          --
       2012           9,772          --
       2013          14,498          --
       2019          13,103          --
                   ---------   ---------
                    $41,579      $7,665
                   =========   =========

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

13. Net Income Per Share

The computation of net income per share was as follows:

                                                Income      Shares    Per Share
                                             (Numerator) (Denominator)  Amount
                                             -----------   ---------   --------
  Nine months ended December 31, 2000:
    Basic income...........................    $ 1,148     4,658,358    $ .25
    Effect of dilutive stock options and
      warrants.............................         --       761,004     (.04)
                                             -----------   ---------   --------
    Diluted income per share...............    $ 1,148     5,419,362    $ .21
                                             ===========   =========   ========
  Twelve months ended March 31, 2000:
    Basic net income.......................      $ 861     4,363,152    $ .20
    Effect of dilutive stock options and
      warrants.............................         --            --       --
                                             -----------   ---------   --------
    Basic and Diluted net income per share.      $ 861     4,363,152    $ .20
                                             ===========   =========   ========

At December 31, 2000 and March 31, 2000 1,143,645 and 1,143,645 shares of common stock and 17,064 stock options in escrow were excluded from the calculation of basic and diluted earnings per share.

At December 31, 2000 and March 31, 2000, respectively, warrants to purchase 2,635,714 and 2,635,714 of Class A and Class B shares were excluded from the calculation of diluted loss per share because their effect is anti-dilutive. At December 31, 2000 and March 31, 2000 145,414 and 1,564,862 options were excluded from the calculation of diluted income (loss) per share because their effect was anti-dilutive.

14. Stockholders' Equity

Preferred Stock

In March 1999, the Company issued 6,475 shares of Series C Convertible Preferred Stock to a group of individual accredited investors working through OPLI and OPLI for the conversion of $4,475 of Convertible Promissory Notes and $2,000 in cash. In connection with the transaction these investors were also granted two year options to acquire 428,571 shares of common stock at $5.25 per share. The transaction was approved by a majority vote of the common shareholders and on January 26, 2001 the Board of Directors extended the exercise period to January 25, 2002.

Common Stock

In April 1999, OPLI converted the 6,475 shares of Series C Convertible Preferred Stock into 1,968,083 shares of common stock. The options to acquire 428,571 shares at $5.25 per share are outstanding at December 31, 2000.

Escrowed Securities

As of December 31, 2000, 1,143,645 shares of the Company's common stock, 17,064 outstanding options to purchase common stock and 220,270 options available for future grant were subject to escrow.

In April 1996, the holders of the Company's common and preferred stock, and holders of options to purchase common stock pursuant to the Company's 1993 stock option plan, placed, on a pro rata basis, 1,116,135 of their shares and options to purchase 264,671 shares of common stock, respectively, into escrow, and a holder of an option to purchase 28,571 shares of Common Stock outside the Company's 1993 stock option plan placed all of such options into escrow. Additionally, 33,479 options reserved for future grant under the Company's 1993 Stock Option Plan were subject to escrow upon grant. The common stock and options will be released to the stockholders on a pro rata basis, in the event specified levels of pretax income of the Company. The pretax income levels are subject to proportionate adjustment upon the issuance of certain securities subsequent to the Company's IPO.

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

As of April 13, 2001 no shares or options have been released from escrow.

Stock Option Plans

The Company's stock option plans provide for the granting of incentive stock options and non-statutory stock options to employees, directors and consultants at prices ranging from 85% to 110% (depending on the type of grant and the nature of the optionee) of the fair value of the common stock on the grant date as determined by the Board of Directors. Most options vest ratably over a four-year period commencing as of the date of grant. The Company has authorized shares of common stock for issuance under the 1993 Stock Option Plan (the "1993 Plan"), shares of common stock for issuance under the 1996 Stock Option Plan (the "1996 Plan"), and shares of common stock for issuance under the 1998 Stock Option Plan (the "1998 Plan"). The options granted under the 1993 Plan, 1996 Plan and 1998 Plan are exercisable over a maximum term of ten years from the date of grant, and are subject to various restrictions as to resale and right of repurchase by the Company.

Had compensation expense been determined for stock options granted during the nine months ended December 31, 2000 and March 31, 2000 based on the fair value at grant dates consistent with SFAS No. 123, the Company's condensed Pro Forma Statement of Operations for those periods would have been as follows:

                                  Nine
                              Months Ended    Year Ended
                              December 31,     March 31,
                                  2000           2000
                               ----------     ----------
  Net income:
    As reported............     $ 1,148         $ 861
                               ==========     ==========
    Pro forma..............       $ 933         $ 429
                               ==========     ==========
  Basic income per share:
    As reported............       $ .25         $ .20
                               ==========     ==========
    Pro forma..............       $ .20         $ .10
                               ==========     ==========

  Diluted income per share:
    As reported............       $ .21         $ .20
                               ==========     ==========
    Pro forma..............       $ .17         $ .10
                               ==========     ==========

The weighted average estimated fair values of employee stock options granted during the nine months ended December 31, 2000 and the fiscal year ending March 31, 2000 were $2.52 and $2.77 per share, respectively.

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for periods indicated:

                                  Nine
                              Months Ended    Year Ended
                              December 31,     March 31,
                                  2000           2000
                               ----------     -----------
  Risk-free interest rate....     5.98%       5.06%-6.62%
  Dividend yield.............     0.00%           0.00%
  Volatility.................      126%        96% - 114%
  Average life...............     2.00            4.50

Option activity under the 1993 Plan, 1996 Plan and 1998 Plan was as follows:

                                              Outstanding Options
                                          ---------------------------
                                           Number of    Weighted Avg
                                            Shares     Exercise Price
                                          ----------   --------------
  Balance at March 31, 1999.............    517,403         $8.20

    Options granted.....................    839,243          3.96
    Options exercised...................    (33,712)         5.46
    Options canceled....................   (228,786)        11.32
                                          ----------
  Balance at March 31, 2000.............  1,094,148          4.21

    Options granted.....................     28,571          6.51
    Options exercised...................    (16,069)         6.25
    Options canceled....................   (445,108)         4.76
                                          ----------
  Balance at December 31, 2000..........    661,542          5.18
                                          ==========

The following table summarizes information regarding stock options outstanding at December 31, 2000:

                   Outstanding    Weighted Average  Weighted      Number       Weighted
                        at           Remaining      Average   Exercisable at   Average
      Range of     December 31,   Contractual Life  Exercise   December 31,    Exercise
  Exercise Prices      2000           (Years)        Price         2000         Price
  ---------------  -----------    ----------------  --------  --------------  ---------
    0.973-4.816      509,271            8.53          3.79       198,048         3.67
    5.908-7.658        7,857            8.05          6.28           723         7.18
    7.875-9.408      115,557            7.81          8.64        93,589         8.81
   14.658-35.00       28,857            9.07         14.86           286        35.00
                   -----------                                --------------
                     661,542                                     292,646
                   ===========                                ==============
Other Options and Warrants

In Connection with the sale of preferred stock to OPLI, the company granted a 2 year options to purchase 428,571 shares of Common stock at an exercise price of $5.25. The Board has authorized an extension to January 25, 2002 for the exercise of the OPLI option. The Board on October 15,1999 authorized, subject to shareholders' approval, a grant of options to Dr. Sun to purchase 695,752 shares at an exercise price of $3.85. This option grant has been amended to 493,500 shares at $3.85, immediately exercisable, and shall terminate on December 6, 2001. Dr. Sun has no other options granted to him at this time. The Board has authorized a contingent grant of options for Mali Kuo to purchase 250,000 shares of the Company's common stock, subject to attainment of certain financing targets for the Company. These options have an aggregate exercise price of $6.37. None of these options have been exercised to date. On December 6, 2000 the Board authorized a grant of 75,000 options to both Mali Kuo and Doug Watson. These options have an exercise price of $3.85 and are fully vested. No options have been exercised at this time.

The Board has approved giving OPLI the right to invest $3.5 million in the Company's Common stock at an exercise price of $3.29 on or before January 25, 2002.

Employee Stock Purchase Plan

In September 1997, the shareholders approved 71,429 shares for distribution under the Company's employee stock purchase plan which employees may purchase shares, subject to certain limitations, at no less than 85% of the lower of the fair market value of the shares at the beginning or end of a three-month purchase period. The first enrollment period for the stock purchase plan began on April 1, 1998. As of December 31, 2000, no shares have been distributed to employees under this plan.

15. Employee Benefit Plan

During fiscal 1998, the Company implemented a 401(k) tax-deferred savings plan under which all US employees may contribute up to 16% of their compensation, subject to certain Internal Revenue Service limitations. The Company has not contributed to the plan to date.

16. Segment Information

The Company operates in one business segment, which includes developing, producing and marketing digital video systems and sub-assemblers and computer peripherals.

                                  Nine
                              Months Ended    Year Ended
                              December 31,     March 31,
                                  2000           2000
  Product Line                 ----------     ----------
    Net sales
    DVD products.............   $ 71,490       $ 56,000
    CD product...............        251          1,900
    All other................      1,362          2,392
                               ----------     ----------
                                $ 73,103       $ 60,292
                               ==========     ==========

A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions could adversely effect operating results.

Geographic information for revenues and long-lived assets for the nine months ended December 31, 2000 and the year ended March 31, 2000 are as follows:

                                  Nine
                              Months Ended    Year Ended
                              December 31,     March 31,
                                  2000           2000
  Product Line                 ----------     ----------
    Net sales
    Domestic................       $ 251        $ 5,542
    Foreign.................      72,852         54,750
                               ----------     ----------
                                $ 73,103       $ 60,292
                               ==========     ==========
  Identifiable assets
    Domestic................     $ 4,837        $ 5,277
    Foreign.................      25,171         17,698
                               ----------     ----------
                                $ 30,008       $ 22,975
                               ==========     ==========

In nine months ended December 31, 2000 foreign sales to China were approximately $57 million. Sales to China in the twelve months ended March 31, 2000 were $44.5 million.

During nine months ended December 31, 2000, the Company had two major customers, who individually accounted for over 10% of sales. The largest customer had sales of $20.7 million and the other customer had sales of $9.3 million. During fiscal year ending March 31, 2000, the Company had one major customer who accounted for over 10% of sales of $17.9 million.

17. Pending Litigation

The Company is involved in a lawsuit with Ambient Capital Group who has filed against the Company to recover a "commission" arising out of a private placement investment secured by the Company. The Company is also in litigation with its former corporate counsel regarding unpaid fees. The Company has reached agreement with both the Ambient Capital Group and the Company's former corporate counsel and the Company will satisfy the terms of the settlement agreement and receive full satisfaction of the judgment rendered on previously reported lawsuits. The Company accrued liabilities of $600 as of March 31, 2000 related to these disputes and has accrued $674 as of December 31, 2000. Subsequent to December 31, 2000 a settlement was reached which was comprised of cash in the amount of $445, common stock valued at $175, and 34,286 warrants priced at $5.25 per share with a fair value of $1.57 per share. The fair value of the warrants granted was determined using the Black-Scholes method to be $54 and was recognized as expense for the nine months ended December 31, 2000.

Laser Dynamics, Inc. sued the Company in May 2000 alleging that DVS infringed on certain patents. The Company has executed a non-exclusive and royalty free license agreement with Laser Dynamics, Inc. the owner of U.S. Patent Nos. 5,587,981 & 5,959,280 effective February 14, 2001. The agreement is additionally a world-wide, irrevocable and perpetual license to manufacture products under said patents. The Company has received an order for dismissal on previously filed civil action.

DVS Korea is involved in a lawsuit with a former employee who is claiming unfair dismissal. The DVS Korea's legal council has not been able to provide an estimate of damages nor has have they been able to determine the likelihood of loss. The Company had accrued $90 at March 31, 2000 and December 31, 2000 related to this case. During the period, in accordance with a Korean court order, DVS Korea deposited $1,160 with the court until this litigation is resolved. This deposit is included in prepaid expenses in other current assets as of December 31, 2000. Management intends to defend this lawsuit vigorously and expects to receive the deposit back during the next year.

The Company has been named as a defendant in several other lawsuits in the normal course of its business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material effect on the consolidated financial statements of the Company.

18. Investment in Shanghai Joint Venture

The Company is currently in the final stages of forming a Joint Venture in China (the Joint Venture) and has, at December 31, 2000, advanced $411 as an investment in the Joint Venture which the Company will have a majority interest. Additionally, DVS Korea in anticipation of the startup sold, under a letter of credit, $731 of materials to a potential partner in the Joint Venture. Proceeds from the sale to the potential partner of the joint venture were received in January, 2001.

Item 8. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure

Not Applicable.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders under the captions "Election of Directors--Nominees," and "Security Ownership of Certain Beneficial Owners and Management--Compliance with the Reporting Requirement of Section 16(a)," and is incorporated by reference into this report.

Item 10. Executive Compensation

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders under the caption "Executive Compensation," and is incorporated by reference into this report.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders under the captain "Security Ownership of Certain Beneficial Owners and Management," and is incorporated by reference into this report.

Item 12. Certain Relationships and Related Transactions

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders under the caption "Certain Transactions," and is incorporated by reference into this report.

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
(16)

23.1    Consents of Burr, Pilger & Mayer, Inc., Independent Auditors

----------
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

(16)    Incorporated by reference to the Company's Current Report on Form
8-K filed with the Commission on September 30, 1999.

(b) Current Report on Form 8-K

On December 21, 2000, the Company filed a Current Report on Form 8-K to report the change of its fiscal year end.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIGITAL VIDEO SYSTEMS, INC.

April 16, 2001                           By /s/     Mali Kuo
                                            ----------------------------------
                                            Mali Kuo
                                            Chief Executive Officer and
                                            Co-Chairman of the Board

April 16, 2001                           By /s/     Robert Baker
                                            ----------------------------------
                                            Robert Baker
                                            Controller

April 16, 2001                           By /s/     Douglas T. Watson
                                            ----------------------------------
                                            Douglas T. Watson
                                            Director and
                                            Chairman of the Audit Committee

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas T. Watson, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                        Capacity                   Date
--------------------------  ----------------------------------  -------------
  /s/ Edmund Y. Sun         Co-Chairman of the Board and Chief  April 8, 2001
--------------------------- Technical Officer
      Edmund Y. Sun

  /s/ Ande Abbott           Director                            April 8, 2001
---------------------------
      Ande Abbott

  /s/ Michael Chen          Director                            April 8, 2001
---------------------------
      Michael Chen

  /s/ Young Sam Cho         Director                            April 8, 2001
---------------------------
      Young Sam Cho

  /s/ Philip B. Smith       Director                            April 8, 2001
---------------------------
      Philip B. Smith

  /s/ Jiahong Zang          Director                            April 8, 2001
---------------------------
      Jiahong Zang