Form 10-Q
period 2001-03-31
DIGITAL VIDEO SYSTEMS INC
filed 2001-05-15
CIK 1009395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    The number of shares of Common Stock outstanding as of April 27, 2001, was 6,312,487.

Digital Video Systems, Inc.
FORM 10-Q   Index

Part I Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet -
   March 31, 2001
Condensed Consolidated Statements of Operations -
   Three months ended March 31, 2001
Condensed Consolidated Statements of Cash Flows -
   Three months ended March 31, 2001
Notes to Condensed Consolidated Financial Statements -
   March 31, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Part II Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of the Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Digital Video Systems, Inc.
Condensed Consolidated Balance Sheet
(in thousands)
(Unaudited)

                                                         March 31,     December 31,
                                                           2001    2000
                                                       -------------  ------------
Assets:
Current assets:
   Cash and cash equivalents.........................       $2,649 $ 2,032
   Restricted cash...................................        3,335        3,154
   Accounts receivable, net..........................        2,239        2,903
   Inventories.......................................        8,692       10,050
   Prepaid expenses and other current assets.........        1,951        2,996
   Notes receivable - current (related party)........          945        1,265
                                                       ------------   ------------
      Total current assets...........................       19,811       22,400

Property and equipment, net..........................        2,334        2,006
Investment in Shanghai...............................          678          411
Notes receivable - non-current (related party).......          998          988
Intangible assets....................................        1,299        1,395
Other assets.........................................        2,926        2,798
                                                       ------------   ------------
      Total assets...................................      $28,046      $30,008
                                                       ============   ============

Liabilities and Stockholders' Equity:
Current liabilities:
   Line of credit....................................       $8,688      $11,164
   Current portion of long term debt.................          128           90
   Accounts payable..................................        6,476        5,929
   Accrued liabilities...............................        3,672        2,586
   Notes payable - related party.....................           --           69
   Other Payable.....................................          263          139
             ------------   --------------
      Total current liabilities......................       19,227       19,977

Long term liabilities:
   Long term liabilities - long term debt............          385          451
   Other long term liabilities.......................           --        1,109
                                                       ------------   -------------
      Total liabilities..............................       19,612       21,537

Minority interest....................................        1,658        1,788

Stockholders' equity:
   Preferred Stock...................................           --            --
   Common stock......................................            1             1
   Additional paid-in capital........................       69,684        69,020
   Cumulative translation adjustments................          231           631
   Deferred compensation.............................         (113)         (131)
   Accumulated deficit...............................      (63,027)      (62,838)
                                                       ------------   -------------
      Total stockholders' equity.....................        6,776         6,683
                                                       ------------   -------------
      Total liabilities and stockholders' equity.....      $28,046       $30,008
                                                       ============   =============

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

                                           Three Months Ended
                                                March 31,
                                          -------------------
                                             2001      2000
                                          --------- ---------
Revenue:
Net revenue............................    $16,432   $14,725
Cost of revenue........................     14,439    12,638
                                          --------- ---------
Gross margin...........................      1,993     2,087
Operating expenses:
  Research and development.............        421       590
  Sales and marketing..................        500       176
  General and administrative...........        923     2,391
  Acquired in-process research
   and development.....................         --        --
                                          --------- ---------
     Total operating expenses..........      1,844     3,157
                                          --------- ---------
     Income (loss) from operations.....        149    (1,070)
Interest income (expense)..............       (172)       --
Other income (expense).................       (199)      483
                                          --------- ---------
Loss before minority interest and
  income taxes.........................       (222)     (587)
Income tax provision...................        (97)      (13)
       --------- ---------
Loss before Minority interest..........       (319)     (600)
Minority interest......................        130      (150)
                                          --------- ---------
      Net loss.........................     $ (189)   $ (750)
                                          ========= =========
Basic net loss per share...............     $(0.04)   $(0.17)
Diluted net loss per share.............     $(0.04)   $(0.17)
                                          ========= =========

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                            2001        2000
                                                         ----------  ----------
Cash flows from operating activities:
  Net income..........................................      $(189)     $(750)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Minority interest.................................       (130)       150
    Depreciation and amortization.....................       (199)       582
    Purchased in-process research and development.....         --       (125)
    Gain on sale to related party.....................         --         87
    Stock options compensation expense................         18        134
Changes in operating assets and liabilities:
    Accounts receivable...............................        664       (536)
    Inventories.......................................      1,358      2,985
    Prepaid expenses and other current assets.........      1,045        186
    Other assets......................................       (128)    (1,290)
    Accounts payable..................................        547     (1,423)
    Accrued liabilities...............................      1,086       (494)
    Other payable.....................................        124        396
    Other long-term liabilities.......................    (1,109)   --
                                                        ---------  ----------
Net cash provided by (used in) operating activities...      3,087        (98)
                                                        ---------  ----------
Cash flows from investing activities:
  Acquisition of property and equipment...............       (32)        (63)
  Investment in Shanghai..............................      (267)        117
  Proceeds from intangible assets.....................        --        (129)
                                                          ---------  ----------
Net cash used in investing activities.................      (299)        (75)
                                                        ---------  ----------
Cash flows from financing activities:
  Proceeds of common stock............................        664        (10)
  Proceeds from exercise of options...................         --        316
  Proceeds from short-term loan.......................         --      1,460
  Repayment of notes payable..........................        (97)       729
  Repayment of line of credit.........................     (2,476)        --
  Payments on notes receivable........................        320         --
                                                        ---------  ----------
Net cash (used in) provided by financing activities...     (1,589)     2,496
                                                        ---------  ----------
Effect of exchange rate changes.......................       (401)      (212)
                                                       ----------  ----------
Net increase (decrease) in cash and cash equivalents..        798      2,111
Cash and cash equivalents at beginning of period......      5,186      4,169
                                                       ----------  ----------
Cash and cash equivalents at end of period............     $5,984     $6,280
                                                       ==========  ==========
Supplemental disclosure of non cash transaction:
  Interest paid.......................................        $45       $209

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DVS include the accounts of the Company and its subsidiaries. The statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the nine-month period ended December 31, 2000.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending December 31, 2001. All significant inter-company balances and transactions have been eliminated.

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

Note 2 - Net Loss Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per share is computed using the weighted average number of common and potentially dilutive common shares during the periods, except those that are anti-dilutive. Basic and diluted net income per share is calculated as follows (in thousands):

                                   Three Months Ended
                                        March 31,
                                   -------------------
                                      2001      2000
                                   --------- ---------
Net loss........................     $(189)    $(750)
                                   ========= =========

Weighted average common shares
  outstanding(1).................    4,833     4,363
Dilutive stock options and
  warrants.......................   0         0
                                   --------- ---------
Total fully diluted shares.......    4,833     4,363
                                   ========= =========
Basic net loss per share.........   $(0.04)   $(0.17)
Diluted net loss per share.......   $(0.04)   $(0.17)
                                   ========= =========
  At March 31, 2001 and 2000, respectively, 1,143,645 and 1,143,645 shares of common stock in escrow were excluded from the calculation of basic and diluted earnings per share. At March 31, 2001 and 2000, respectively, warrants to purchase 4,203,571 and 4,203,571 shares of common stock were excluded from the calculation of diluted income/loss per share because their effect is anti-dilutive.

Note 3 - Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

                               Three Months Ended
                                    March 31,
                               -------------------
                                 2001      2000
                               --------- ---------
Net loss....................... $(189)     $(750)

Cumulative foreign currency
  translation adjustments......  (401)      (213)
                               --------- ---------
  Comprehensive income......... $(590)     $(963)
                               ========= =========

Accumulated other comprehensive loss presented on the accompanying consolidated condensed balance sheet consists of the cumulative foreign currency translation adjustments.

Note 4 - Inventories

Inventories consisted of the following (in thousands)

                                            March 31,         December 31,
                                              2001               2000
                                         --------------     --------------
     Inventories:
        Raw materials................        $4,412             $3,513
        Work in process..............         2,229              4,800
        Finished goods...............         2,452              2,134
                                        --------------      --------------
          Total inventory............         9,093             10,447
          Less inventory reserves....         (401)              (397)
                                        --------------      --------------
          Net inventory..............        $8,692            $10,050
                                        ==============      ==============

Note 5 - Other

A foreign investment income tax credit is available to offset 80% of income taxes on the company's subsidiary and net operating loss carryforwards are available to offset current US taxable income.

Intangible assets consisted of the following (in thousands):

March 31, December 31,

                                      2001          2000
                                                                                    -----------   -----------
Good Will........................    $  654        $  655
Intangible Assets of
  Acquired Businesses............     2,400         2,400
Purchased Licenses...............                     500
                                   -----------   -----------
  Total Intangible Assets........     3,054         3,555
  Less: Accumulated Amount.......    (1,755)       (2,160)
                                   -----------   -----------
                                     $1,299        $1,395
                                   ===========   ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the nine-month period ended December 31, 2000 and the condensed consolidated financial statements and notes thereto included herein for the three months ended March 31, 2001.

This document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Act of 1995 that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, proposed sales of the Company's products, the markets for the Company's products, and the development of the Company's products. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, the uncertainty of market acceptance of DVD-ROM drives, DVD loaders and other Company products, planned growth of the Company's operations, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, conducting business in foreign countries, such as China and South Korea, the competitive market for the Company's products and other factors described in the Form 10-KSB for the nine-month period ended December 31, 2000, or in other documents the Company filed from time to time with the Securities and Exchange Commission. A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions, among other things, could adversely affect operating results.

Results of Operations

In the quarter ended March 31, 2001, the Company continued to focus on its core products based on its DVD intellectual property portfolio. The continued focus on these operations has resulted in certain improvements in operating results as compared with the same period a year ago which are presented in the table below (in thousands):

                                      Three Months Ended
                                           March 31,
                                     ---------------------
                                        2001        2000
                                     ---------   ---------
Revenue...........................    $16,432     $14,725
Gross profit......................      1,993       2,087
Income (loss) from operations.....        149      (1,070)

Revenue for the quarter ended March 31, 2001 increased to $16.4 million, a 12% increase from $14.7 million recorded for the quarter ended March 31, 2000. Gross profit was $2.0 million for the quarter ended March 31, 2001, as compared to $2.1 million of the same quarter last year. As previously disclosed, the results of the first quarter of a calendar year typically reflects a reduction in demand for our products due in part to the Chinese New Year when most factories in China shut down operations during the two to three weeks holiday season. Income from operations for the quarter ended March 31, 2001 was $0.1 million, as compared with losses of $1.1 million in the same quarter of the previous year. More detailed discussion and comparison of the results is presented below.

For the Three Months Ended March 31, 2001
Compared to the Three Months Ended March 31, 2000

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenue for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. See Condensed Consolidated Statements of Operations.

                                        Percent of Revenue
                                        -------------------
                                        Three Months Ended
                                             March 31,
                                        -------------------
                                           2001      2000
                                        --------- ---------
Revenue                                   100.0%    100.0%

Gross margin..........................     12.1%     14.1%
Research and development..............      2,6%      4.0%
Sales and marketing...................      3.0%      1.2%
General and administration............      5.6%     16.2%
Acquired in process R & D.............      0.0%      0.0%
Income (loss) from operations.........      0.9%     (7.3%)
Net loss..............................     (1.1%)    (5.1%)

                                        Three months ended
                                             March 31,
                                          (in thousands)
                                        -------------------     %
                                           2001      2000    Change
                                        --------- --------- ---------
Consolidated revenue..................   $16,432   $14,725     12%

Total revenue increased by $1.7 million, or 12%, for the three months ended March 31, 2001 compared with the three months ended March 31, 2000. International revenue, consisting primarily of sales of DVD loaders in China, represented over 90% of revenue for the quarter ended March 31, 2001. The Company expects that international sales will continue to constitute a significant portion of its revenue in future periods.

                                        Three months ended
                                             March 31,
                                          (in thousands)
                                        -------------------     %
                                           2001     2000     Change
                                        --------- --------- ---------
      Gross profit....................    $1,993   $2,087      -4.5%
      as a percentage of revenue......     12.1%    14.1%

Gross profit was $2.0 million for the quarter ended March 31, 2001, compared to $2.1 million for the corresponding quarter of 2000. Gross profit as a percentage of total revenue decreased from 14.1% to 12.1% due to increased market competition.

                                        Three months ended
                                             March 31,
                                          (in thousands)
                                        -------------------     %
                                           2001      2000     Change
                                        --------- --------- ---------
      Research and development........     $421      $590      -29%
      as a percentage of revenue......      2.6%      4.0%

Research and development expenses consist primarily of personnel and equipment prototype costs required for the Company's product development efforts. Research and development spending in this quarter was 2.6% of revenue, as compared with 4.0% for the corresponding quarter of 2000.

                                        Three months ended
                                             March 31,
                                           (in thousands)
                                        -------------------     %
                                           2001      2000     Change
                                        --------- --------- ---------
      Sales and marketing.............     $500      $176      184%
      as a percentage of revenue......      3.0%      1.2%

Sales and marketing expenses consist primarily of personnel and consulting costs related to the sales process and the marketing of the Company's products, as well as sales commissions and expenses related to promotion activities. In preparation for expected growth and increased competition, sales and marketing expenses for the three month period ended March 31, 2001 increased in dollar terms as well as in terms of percentage of revenue, as compared with the corresponding quarter of 2000.

                                        Three months ended
                                             March 31,
                                           (in thousands)
                                        -------------------     %
                                           2001      2000     Change
                                        --------- --------- ---------
      General and administrative......     $923     $2,391     -61%
      as a percentage of revenue......      5.6%     16.2%

General and administrative expenses consist of administrative salaries and benefits, insurance, facility leases, fees for legal and accounting services, investor relations and other related costs. The general and administrative expenses of this quarter decreased significantly from the corresponding period of 2000. This decrease in absolute dollars and as a percentage of revenue reflects the company's continuing efforts to control its overhead costs. There was a bonus accural for $0.5 million as of December 31, 2000 at DVS Korea. This amount was reversed as of March 31, 2001.

Liquidity and Capital Resources

The Company had working capital at March 31, 2001 of $0.6 million as compared with working capital of $0.1 million at March 31, 2000.

Net cash generated by operating activities was $3.1 million for the three months ended March 31, 2001 as compared to $0.1 million used by operating activities in the three months ended March 31, 2000. Cash generated by operating activities was primarily the result of a reduction of inventory by $1.4 million and the decrease in prepaid expenses and other current assets in the amount of $1.0 million. Cash was primarily used for the $1.1 million reduction in other long-term liabilities.

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2001, which consisted of the acquisition of property and equipment and the investment in Shanghai joint venture.

Net cash used in financing activities was $1.6 million for the three months ended March 31, 2001. The cash provided by financing activities in this period totaled $1.0 million, consisting of $0.7 million proceeds from the sale of common stock and $0.3 million from the payment of notes receivable. The cash used in financing activities was primarily $2.5 million used for repayments on the line of credit.

The Company has lines of credit with several Korean banks, with a total borrowing limit of approximately $12 million. The Company also has approximately $20 million as payment guarantees for letters of credit. The operations of DVS Korea are expected to generate cash sufficient to fund continued growth and to provide funds to the US headquarters through royalty payments and the distribution of dividends. In addition, the Company has been receiving payments from OPLI on certain notes. Additional credit facilities are expected to be provided by partners in China for the operations of the joint venture. We believe that our available cash, cash equivalents, investments, the proceeds from recent stock offerings and our bank line of credit will be sufficient to meet our operating expenses and capital requirements through the next twelve months. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and future sales of our products.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Due to our international sales and manufacturing activities, we are exposed to risks associated with foreign exchange rate fluctuations. These exposures could negatively impact our operating results and financial condition. Our sales activities are primarily dominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in demand could reduce our revenues and result in operating losses. In addition, a downturn in the Korean and Chinese economy could impair the value of our investment in our current and expected operations in Korea and China. An impairment in the value of DVS Korea Co., Ltd., in which we have an 80% interest, may result in a significant write off, or cause us to expense some or all of our approximately $4 million initial investment. We have approximately a $0.7 million investment in the joint venture in China. A downturn in the Chinese economy could impair the value of some or all of this investment.

Fluctuations in interest rates could increase any interest expense owed on the line of credit or affect interest earnings on our cash and cash equivalents. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations and cash flows would not be material, and currently we do not engage in hedging activities to limit this type of interest rate exposure.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal actions arising in the ordinary course of business, such as those matters reported in the Form 10-KSB for the nine-month period ended December 31, 2000, which the Company filed with the Securities and Exchange Commission on April 17, 2001.

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

Item 2. Changes in Securities and Use of Proceeds

In November 2000, the Company's Board of Directors authorized management to raise up to $2 million through the sale of the Company's Common Stock. On March 26, 2001, the Company sold shares of its Common Stock to certain management level employees at the Company's offices in the United States as well as those in its Korean subsidiary. The proceeds received in the quarter ended March 31, 2001 were $0.7 million. The issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) or Regulation D, or other applicable exemption of such Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in this financing represented their intentions to acquire securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in this transaction. All recipients had adequate access, through their relationships with the Company, to information about the Company and its business.

The Company's Class A and Class B Warrants expired on May 9, 2001. The Company issued an aggregate of 10,975,000 and 7,475,000 Class A and Class B Warrants, respectively, in connection with its initial public offering and a follow-on public offering in 1996. None of the Class A or Class B Warrants had been exercised as of May 9, 2001.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

Not Applicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001
DIGITAL VIDEO SYSTEMS, INC.
By:	/s/ Mali Kuo Mali Kuo Co-Chairman of the Board and Chief Executive Officer
(PRINCIPAL EXECCUTIVE OFFICER)

/s/ Lin-Lin Zhou Lin-Lin Zhou President and Acting Controller (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)