Form 10-Q
period 2001-06-30
DIGITAL VIDEO SYSTEMS INC
filed 2001-08-14
CIK 1009395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-28472

DIGITAL VIDEO SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0333728
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1731 Technology Drive, Suite 810
San Jose, CA 95110
(Address of principal executive offices, including zip code)

(408) 392-0268
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    The number of shares of Common Stock outstanding as of June 30, 2001, was 6,782,393.

Digital Video Systems, Inc.
FORM 10-Q   Index

Part I Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet -
   June 30, 2001
Condensed Consolidated Statements of Operations -
   Three months and Six months ended June 30, 2001
Condensed Consolidated Statements of Cash Flows -
   Six months ended June 30, 2001
Notes to Condensed Consolidated Financial Statements -
   June 30, 2001

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

Signatures

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Digital Video Systems, Inc.
Condensed Consolidated Balance Sheet
(in thousands)
(Unaudited)

                                                      June 30,     December 31,
                                                        2001           2000
                                                    ------------   ------------
Assets:
Current assets:
   Cash and cash equivalents......................     $3,447         $2,032
   Restricted cash................................      3,592          3,154
   Accounts receivable, net.......................      7,095          2,903
   Inventories....................................     11,650         10,050
   Prepaid expenses and other current assets......      6,833          2,996
   Notes receivable - current (related party).....        945          1,265
                                                    ------------   ------------
      Total current assets........................     33,562         22,400

Property and equipment, net.......................      2,202          2,006
Investment in Shanghai............................        676            411
Notes receivable - non-current (related party)....        998            998
Intangible assets.................................      1,204          1,395
Other assets......................................        827          2,798
                                                    ------------   ------------
      Total assets................................    $39,469        $30,008
                                                    ============   ============

Liabilities and Stockholders' Equity:
Current liabilities:
   Line of credit.................................    $11,051        $11,164
   Current portion of long term debt..............         --             90
   Accounts payable...............................     12,022          5,929
   Accrued liabilities............................      3,739          2,586
   Notes payable - related party..................         --             69
   Other Payable..................................        179            139
                                                    ------------   ------------
      Total current liabilities...................     26,991         19,977

Long term liabilities:
   Long term liabilities - long term debt.........        526            451
   Other long term liabilities....................        663          1,109
                                                    ------------   ------------
      Total liabilities...........................     28,180         21,537

Minority interest.................................      3,066          1,788

Stockholders' equity:
   Preferred Stock................................         --             --
   Common stock...................................          1              1
   Additional paid-in capital.....................     70,481         69,020
   Cumulative translation adjustments.............        279            631
   Deferred compensation..........................        (95)          (131)
   Accumulated deficit............................    (62,443)       (62,838)
                                                    ------------   ------------
      Total stockholders' equity..................      8,223          6,683
                                                    ------------   ------------
      Total liabilities and stockholders' equity..    $39,469        $30,008
                                                    ============   ============

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

                                        Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                        ------------------- -------------------
                                           2001      2000      2001      2000
                                        --------- --------- --------- ---------
Revenue:
Net revenue............................  $33,583   $22,755   $50,015   $37,480
Cost of revenue........................   28,458    20,180    42,897    32,818
                                        --------- --------- --------- ---------
Gross margin...........................    5,125     2,575     7,118     4,662
Operating expenses:
  Research and development.............      790       724     1,211     1,314
  Sales and marketing..................      921       343     1,421       519
  General and administrative...........    2,078       955     3,001     3,346
                                        --------- --------- --------- ---------
     Total operating expenses..........    3,789     2,022     5,633     5,179
                                        --------- --------- --------- ---------
     Income (loss) from operations.....    1,336       553     1,485      (517)
Interest income (expense)..............       48      (202)     (124)     (202)
Other income (expense).................      (38)      200      (237)      683
                                        --------- --------- --------- ---------
Income (loss) before minority interest
  and income taxes.....................    1,346       551     1,124       (36)
Income tax provision...................        5       (11)      (92)      (24)
Minority interest......................     (767)      (54)     (637)     (204)
                                        --------- --------- --------- ---------
      Net income (loss)................     $584      $486      $395     $(264)
                                        ========= ========= ========= =========
Basic net income (loss) per share......    $0.11     $0.11     $0.08    $(0.06)
Diluted net income (loss) per share....    $0.10     $0.09     $0.07    $(0.06)
                                        ========= ========= ========= =========

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                        ----------------------
                                                           2001        2000
                                                        ----------  ----------
Cash flows from operating activities:
  Net income (loss)...................................      $395       $(264)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Minority interest.................................     1,278         181
    Depreciation and amortization.....................       704        1036
    Purchased in-process research and development.....        --        (125)
    Gain on sale to related party.....................        --          87
    Stock options compensation expense................        36         162
Changes in operating assets and liabilities:
    Accounts receivable...............................    (4,192)     (1,125)
    Inventories.......................................    (1,600)      4,274
    Prepaid expenses and other current assets.........    (3,837)     (1,245)
    Other assets......................................     1,971      (2,593)
    Accounts payable..................................     6,093      (2,534)
    Accrued liabilities...............................     1,152      (1,013)
    Other payable.....................................        40         837
    Other long-term liabilities.......................      (446)        320
                                                        ----------  ----------
Net cash provided by (used in) operating activities...     1,594      (2,002)
                                                        ----------  ----------
Cash flows from investing activities:
  Acquisition of property and equipment...............      (709)       (420)
  Investment in Shanghai..............................      (264)        115
  Proceeds from intangible assets.....................        --        (129)
                                                        ----------  ----------
Net cash used in investing activities.................      (973)       (434)
                                                        ----------  ----------
Cash flows from financing activities:
  Proceeds of common stock............................     1,676         (10)
  Cost of capital raising.............................      (215)         --
  Proceeds from exercise of options...................        --         316
  Proceeds from short-term loan.......................        --       2,073
  Repayment of notes payable and long term liabilities       (16)        730
  Repayment of line of credit.........................      (113)         --
  Proceeds from payable borrowings....................       252          --
                                                        ----------  ----------
Net cash (used in) provided by financing activities...     1,584       3,109
                                                        ----------  ----------
Effect of exchange rate changes.......................      (352)       (240)
                                                        ----------  ----------
Net increase in cash and cash equivalents.............     1,853         433
Cash and cash equivalents at beginning of period......     5,186       4,169
                                                        ----------  ----------
Cash and cash equivalents at end of period............    $7,039      $4,602
                                                        ==========  ==========
Supplemental disclosure of non cash transaction:
  Interest paid.......................................      $208        $411
  Offset of notes payable and notes receivable .......      $320          --

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

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending December 31, 2001. All significant inter-company balances and transactions have been eliminated.

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

Note 2 - Net Income (loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per share is computed using the weighted average number of common and potentially dilutive common shares during the periods, except those that are anti-dilutive. Basic and diluted net income per share is calculated as follows (in thousands):

                                       Three months ended    Six Months Ended
                                            June 30,             June 30,
                                       -------------------  -------------------
                                          2001      2000       2001      2000
                                       --------- ---------  --------- ---------
Net Income (loss).....................    $584      $486       $395     $(264)
                                       ========= =========  ========= =========

Weighted average common shares
  outstanding (1).....................   5,051     4,523      5,266     4,523
Dilutive stock options and
  warrants............................     307     1,067        460        --
                                       --------- ---------  --------- ---------
Total fully diluted shares............   5,358     5,590      5,726     4,523
                                       ========= =========  ========= =========
Basic net income (loss) per share.....   $0.11      0.11     $ 0.08    $(0.06)
Diluted net income (loss) per share...   $0.10      0.09     $ 0.07     (0.06)
                                       ========= =========   ========= ========

(1) At June 30, 2001 and 2000, 1,144 common stock in escrow were excluded from the calculation of basic and diluted earnings per share. The common stock in escrow is forfeited and will be excluded from the calculation of earnings per share for future periods.

Note 3 - Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

                                    Six Months Ended
                                        June 30,
                                   -------------------
                                      2001      2000
                                   --------- ---------
Net Income (loss)..............       $395     $(264)

Cumulative foreign currency
  translation adjustments......       (352)     (240)
                                   --------- ---------
  Comprehensive income.........        $43     $(504)
                                   ========= =========

Accumulated translation adjustments presented on the accompanying consolidated condensed balance sheet consists of the cumulative foreign currency translation adjustments.

Note 4 - Inventories

Inventories consisted of the following (in thousands)

                                           June 30,      December 31,
                                             2001            2000
                                        -------------   -------------
     Inventories:
        Raw materials................       $4,032           $3,513
        Work in process..............        1,993            4,800
        Finished goods...............        6,043            2,134
                                        -------------    -------------
          Total inventory............       12,068           10,477
          Less inventory reserves....         (418)            (397)
                                        -------------    -------------
          Net inventory..............      $11,650          $10,050
                                        =============    =============

Note 5 - Segment Information

The Company focused on its core business of developing, producing ad marketing digital video technology related products which include DVD loaders and other DVD products. While its revenue mainly comes from DVD products, it also has small amounts from computer peripherals and equipment and materials.

                                      Three months ended    Six months ended
                                            June 30,            June 30,
                                              2001                2001
                                         -------------       -------------
     Product line:
        DVD products................        $33,433             $49,446
        Computer peripherals........            150                 380
        Equipment & materials.......             --                 189
                                         -------------       -------------
          Total sales...............         33,583              50,015
                                         =============       =============

A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollars against foreign currencies and changes in local regulatory or economic conditions could adversely affect operating results.

Geographic information for revenues for the three months and six months ended June 30, 2001 are as follows:

                                      Three months ended    Six months ended
                                            June 30,            June 30,
                                              2001                2001
                                         -------------       -------------
     Geographic:
        Domestic...................            $200                $375
        International..............          33,383              49,640
                                         -------------       -------------
          Total sales..............         $33,583             $50,015
                                         =============       =============

During the three months ended June 30, 2000, the Company had two customers which individually accounted for over 10% of total sales. Shanghai Industrial Investment Group (SIIG) accounted for sales of approximately $17 million, and the other customer accounted for sales of approximately $5 million. SIIG is a joint venture partner of the Company in connection with a manufacturing facility in Shanghai, China.

During the six months ended June 30, 2000, the Company had three customers which individually accounted for over 10% of sales. SIIG accounted for sales of approximately $19 million, and the next two customers accounted for sales over $9 million and $5 million.

Note 6 - Other

A foreign investment income tax credit is available to offset 75% of income taxes on the company's subsidiary and net operating loss carryforwards are available to offset current US taxable income.

Intangible assets consisted of the following (in thousands):

                                     June 30,    December 31,
                                       2001          2000
                                   -----------   -----------
Good Will........................    $  655        $  655
Intangible Assets of
  Acquired Businesses............     2,400         2,400
Purchased licenses ..............                     500
                                   -----------   -----------
  Total Intangible Assets........     3,055         3,555
  Less: Accumulated Amount.......    (1,851)       (2,160)
                                   -----------   -----------
                                     $1,204        $1,395
                                   ===========   ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the nine-month period ended December 31, 2000 and the condensed consolidated financial statements and notes thereto included herein for the three months ended June 30, 2001.

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

Results of Operations

In the quarter ended June 30, 2001, the Company continued to focus on its core products based on its DVD intellectual property portfolio. The continued focus on these operations has resulted in certain improvements in operating results as compared with the same period a year ago which are presented in the table below (in thousands):

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                     --------------------  --------------------
                                        2001       2000       2001        2000
                                     ---------  ---------  ---------  ---------
Revenue...........................    $33,583    $22,755    $50,015    $37,480
Gross profit......................      5,125      2,575      7,118      4,662
Income (loss) from operations.....      1,336        553      1,485       (517)

Revenue for the quarter ended June 30, 2001 increased to $33.6 million, a 48% increase from $22.8 million recorded for the quarter ended June 30, 2000. Gross profit was $5.1 million for the quarter ended June 30, 2001, as compared to $2.6 million of the same quarter last year. Income from operations for the quarter ended June 30, 2001 was $1.3 million, compared with $0.6 million in the same quarter of the previous year.

Revenue for the six month period ended June 30, 2001 increased to $50.0 million, a 33% increase from $37.5 million recorded for the same period ended June 30, 2000. Gross profit was $7.1 million for the six months ended June 30, 2001, as compared to $4.7 million of the same period last year. Income from operations for the six months ended June 30, 2001 was $1.5 million, compared with loss of $0.5 million in the same period of the previous year. More detailed discussion and comparison of the results is presented below.

For the Three Months Ended June 30, 2001
Compared to the Three Months Ended June 30, 2000

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenue for the three month period ended June 30, 2001 compared to the three month ended June 30, 2000. See Condensed Consolidated Statements of Operations.

                                        Percent of Revenue
                                        -------------------
                                        Three Months Ended
                                             June 30,
                                        -------------------
                                           2001      2000
                                        --------- ---------
Revenue                                   100.0%    100.0%

Gross margin..........................     15.3%     11.3%
Research and development..............      2.4%      3.2%
Sales and marketing...................      2.7%      1.5%
General and administration............      6.2%      4.2%
Income (loss) from operations.........      4.0%      2.4%
Net Income............................      1.7%      2.1%

                                        Three months ended
                                             June 30,
                                          (in thousands)
                                        -------------------     %
                                           2001      2000    Change
                                        --------- --------- ---------
Consolidated revenue..................   $33,583   $22,755     48%

Total revenue increased by $10.8 million, or 48%, for the three months ended June 30, 2001 compared with the three months ended June 30, 2000. International revenue, consisting primarily of sales of DVD loaders in China and Korea, represented over 90% of revenue for the quarter ended June 30, 2001. The Company expects that international sales will continue to constitute a significant portion of its revenue in future periods.

In the three months ended June 30, 2001 foreign sales in China were approximately $21 million as compared with $16 million for the three months ended June 30, 2000.

During the three months ended June 30, 2001, the Company had two customers which individually accounted for over 10% of total sales. Shanghai Industrial Investment Group (SIIG) accounted for sales of approximately $17 million, and the other customer accounted for approximately $5 million. SIIG is a joint venture partner of the Company in connection with a manufacturing facility in Shanghai.

                                        Three months ended
                                             June 30,
                                          (in thousands)
                                        -------------------     %
                                           2001     2000     Change
                                        --------- --------- ---------
      Gross profit....................    $5,125   $2,575      99%
      as a percentage of revenue......     15.3%    11.3%

Gross profit was $5.1 million for the quarter ended June 30, 2001, compared to $2.6 million for the corresponding quarter of 2000. Gross profit as a percentage of total revenue increased from 11.3% to 15.3%, primarily due to a temporary arrangement whereby the Company was able to reduce costs of its products.

                                        Three months ended
                                             June 30,
                                          (in thousands)
                                        -------------------     %
                                           2001      2000     Change
                                        --------- --------- ---------
      Research and development........     $790      $724       9%
      as a percentage of revenue......      2.4%      3.2%

Research and development expenses consist primarily of personnel and equipment prototype costs required for the Company's product development efforts. Research and development spending in this quarter was 2.4% of revenue, as compared with 3.2% for the corresponding quarter of 2000. There was no decrease in absolute dollars spent on research and development during the quarter ended June 30, 2001. The decrease as a percentage of revenue was due to an increase in revenue during the quarter ended June 30, 2001, as compared with the revenue during the quarter ended June 30, 2000.

                                        Three months ended
                                             March 31,
                                           (in thousands)
                                        -------------------     %
                                           2001      2000     Change
                                        --------- --------- ---------
      Sales and marketing.............     $921      $343      169%
      as a percentage of revenue......      2.7%      1.5%

Sales and marketing expenses consist primarily of personnel and consulting costs related to our sales process and the marketing of our products, as well as sales commissions and expenses related to promotion activities. Sales and marketing expenses for the three month period ended June 30, 2001 increased in dollar terms by $0.6 million and as a percentage of revenue, as compared with the corresponding quarter of 2000. This increase was primarily as a result of an increase in revenue during the quarter ended June 30, 2001.

                                        Three months ended
                                             June 30,
                                           (in thousands)
                                        -------------------     %
                                           2001      2000     Change
                                        --------- --------- ---------
      General and administrative......    $2,078     $955      118%
      as a percentage of revenue......      6.2%      4.2%

General and administrative expenses consist of administrative salaries, bonuses and benefits, insurance, facility leases, fees for legal and accounting services, investor relations and other related costs. The general and administrative expenses of this quarter increased by $1.1 million as compared to the corresponding quarter of 2000. This increase during the quarter ended June 30, 2001 was primarily due to an increase in the company's business activities.

For the Six Months Ended June 30, 2001
Compared to the Six Months Ended June 30, 2000

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenue for the six month period ended June 30, 2001 compared to the six month period ended June 30, 2000. See Condensed Consolidated Statements of Operations.

                                        Percent of Revenue
                                        -------------------
                                        Six Months Ended
                                             June 30,
                                        -------------------
                                           2001      2000
                                        --------- ---------
Revenue                                   100.0%    100.0%

Gross margin..........................     14.2%     12.4%
Research and development..............      2.4%      3.5%
Sales and marketing...................      2.8%      1.4%
General and administration............      6.0%      8.9%
Income (loss) from operations.........      3.0%     (1.4%)
Net Income............................      0.8%     (0.7%)

                                        Six months ended
                                             June 30,
                                          (in thousands)
                                        -------------------     %
                                           2001      2000    Change
                                        --------- --------- ---------
Consolidated revenue..................   $50,015   $37,480     33%

Total revenue increased by $12.5 million, or 33%, for the six months ended June 30, 2001 compared with the six months ended June 30, 2000. International revenue, consisting primarily of sales of DVD loaders in China and Korea, represented over 90% of revenue for the six months ended June 30, 2001. The Company expects that international sales will continue to constitute a significant portion of its revenue in future periods.

                                        Six months ended
                                             June 30,
                                          (in thousands)
                                        -------------------     %
                                           2001     2000     Change
                                        --------- --------- ---------
      Gross profit....................    $7,118   $4,662      53%
      as a percentage of revenue......     14.2%    12.4%

Gross profit was $7.1 million for the six months ended June 30, 2001, compared to $4.7 million for the corresponding period of 2000. Gross profit as a percentage of total revenue increased from 12.4% to 14.2%, primarily due to the increase in the second quarter as described in the earlier section.

                                        Six months ended
                                             June 30,
                                          (in thousands)
                                        -------------------     %
                                           2001      2000     Change
                                        --------- --------- ---------
      Research and development........   $1,211    $1,314      (8%)
      as a percentage of revenue......      2.4%      3.5%

Research and development expenses consist primarily of personnel and equipment prototype costs required for the Company's product development efforts. Research and development spending in this six months was 2.4% of revenue, as compared with 3.5% for the corresponding period of 2000.

                                        Six months ended
                                             March 31,
                                           (in thousands)
                                        -------------------     %
                                           2001      2000     Change
                                        --------- --------- ---------
      Sales and marketing.............   $1,421      $519      174%
      as a percentage of revenue......      2.8%      1.4%

Sales and marketing expenses consist primarily of personnel and consulting costs related to the sales process and the marketing of the Company's products, as well as sales commissions and expenses related to promotion activities. Sales and marketing expenses for the six month period ended June 30, 2001 increased in dollar terms by $0.7 million and as a percentage of revenue, as compared with the corresponding period of 2000. This increase was primarily as a result of an increase in revenue during the six months ended June 30, 2001.

                                        Six months ended
                                             June 30,
                                           (in thousands)
                                        -------------------     %
                                           2001      2000     Change
                                        --------- --------- ---------
      General and administrative......    $3,001   $3,346     (10%)
      as a percentage of revenue......      6.0%      8.9%

General and administrative expenses consist of administrative salaries, bonuses and benefits, insurance, facility leases, fees for legal and accounting services, investor relations and other related costs. The general and administrative expenses of this six months decreased by $0.3 million as compared to the corresponding six months of 2000.

Liquidity and Capital Resources

The Company had working capital at June 30, 2001 of $6.6 million as compared with working capital of $0.2 million at June 30, 2000.

Net cash generated by operating activities was $1.6 million for the six months ended June 30, 2001 as compared to $2.0 million used by operating activities in the six months ended June 30, 2000. Cash generated by operating activities was primarily the result of an increase in net income, and an increase in accounts payable by $6.1 million. Cash was primarily used for an increases in accounts receivable by $4.2 million and for certain prepaid expenses and other current assets by $3.8 million.

Net cash used in investing activities was $1.0 million for the six months ended June 30, 2001, which consisted of the acquisition of property and equipment and the investment in the Shanghai joint venture.

Net cash provided by financing activities was $1.6 million for the six months ended June 30, 2001. The cash provided by financing activities in this period totaled $1.9 million, consisting of net amount of $1.5 million in proceeds from a private placement of the Company's common stock and $0.3 million from the proceeds from notes payable borrowings. The $0.1 million cash used in financing activities was primarily used for repayments of line of credit and notes payable.

The Company has lines of credit with several Korean banks, with a total borrowing limit of approximately $12 million. The Company also has approximately $20 million as payment guarantees under these letters of credit. The operations of DVS Korea are expected to generate cash sufficient to fund continued growth and to provide funds to the US headquarters through royalty payments and the distribution of dividends. Additional credit facilities are expected to be provided by partners in China for the operations of the Shanghai joint venture. We believe that our available cash, cash equivalents, investments, the proceeds from recent stock offerings and our bank lines of credit will be sufficient to meet our operating expenses and capital requirements through the next twelve months. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and future sales of our products.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Due to our international sales and manufacturing activities, we are exposed to risks associated with foreign exchange rate fluctuations. These exposures could negatively impact our operating results and financial condition. Our sales activities are primarily dominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in demand could reduce our revenues and result in operating losses. In addition, a downturn in the Korean and Chinese economy could impair the value of our investment in our current and expected operations in Korea and China. An impairment in the value of DVS Korea Co., Ltd., in which we have an 74.6% interest, may result in a significant write off, or cause us to expense some or all of our approximately $5.8 million investment. We have approximately a $0.7 million investment in the joint venture in China. A downturn in the Chinese economy could impair the value of some or all of this investment.

Fluctuations in interest rates could increase any interest expense owed on lines of credit or affect interest earnings on our cash and cash equivalents. We believe that the effect, if any, of reasonably possible near term changes in interest rates on our financial position, results of operations and cash flows would not be material. We currently do not engage in hedging activities to limit this type of interest rate exposure.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal actions arising in the ordinary course of business, such as those matters reported in the Form 10-KSB for the nine-month period ended December 31, 2000, which the Company filed with the Securities and Exchange Commission on April 17, 2001.

On June 11, 2001, the Company fulfilled its cash obligations in relation to a settlement agreement with the Ambient Capital Group relating certain litigation regarding a dispute over the payment of commissions for a prior financing. The Company expects to receive a full satisfaction of judgement from Ambient Capital Group in connection with this matter.

While we have accrued certain amounts for the estimated legal costs associated with defending these matters, there can be no assurance that these matters or any other threatened or pending claims will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

Item 2. Changes in Securities and Use of Proceeds

In November 2000, the Company's Board of Directors authorized management to raise up to $2 million through the sale of the Company's Common Stock. On June 12, 2001, the Company issued 391,983 shares of Common Stock and warrants to purchase 250,000 shares Common Stock to a group of investors, for an aggregate consideration of $0.92 million, including cash proceeds and payment in lieu for services provided and to be provided to the Company.

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

In connection with the initial public offering (the "IPO") of the Company's securities in 1996, 1,143,645 shares of the Company's common stock were deposited into an escrow account, subject to release from escrow based on certain specified target amounts with respect to the Company's pretax income and the market price of the Company's common stock, to be satisfied by March 31, 2001. Since such conditions were not satisfied by March 31, 2001, the shares held in escrow were forfeited and returned to the existing capital of the Company.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company distributed its Definitive Proxy Statement, Proxy and Annual Report to Stockholders on or about May 3, 2001 to each stockholder of record on April 27, 2001, for its Annual Meeting of Stockholders held June 22, 2001 at the close of business (the "Annual Meeting"). At the Company's Annual Meeting, the Stockholders were asked to consider two proposals.

The first proposal involved the election of directors. The existing Board of Directors selected eight nominees nominated by the Board of Directors, all of whom ran unopposed and all of whom were then serving as directors of the Company. The nominees of the Board, and the voting results with respect thereto, were:

Name	Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

Dr. Edmund Y. Sun	3,665,056	22,509	0	0
Mali Kuo	3,665,056	22,509	0	0
Ande Abbott	3,665,056	22,509	0	0
Michael Chen	3,665,056	22,509	0	0
Young Sam Cho	3,665,056	22,509	0	0
Philip B. Smith	3,665,056	22,509	0	0
Douglas Watson	3,665,056	22,509	0	0
Jia-Hong Zang	3,665,056	22,509	0	0

The second proposal concerned the ratification of the Company's independent accountants (Burr Pilger & Mayer LLP) for the fiscal year ending December 31, 2001. The results were:

For:	3,661,284
Against:	14,941
Abstentions:	4,754
Broker Non-Votes:	0

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

Not Applicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2001
DIGITAL VIDEO SYSTEMS, INC.
By:	/s/ Mali Kuo Mali Kuo Co-Chairman of the Board and Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

/s/ Lin-Lin Zhou Lin-Lin Zhou President (PRINCIPAL FINANCIAL OFFICER)