Form 10KSB/A
period 2000-03-31
DIGITAL VIDEO SYSTEMS INC
filed 2001-10-01
CIK 1009395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

1731 Technology Drive, Suite 810
San Jose, CA 95110
(Address of principal executive offices) (zip code)

(408) 392-0268
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

  COMMON STOCK
  CLASS A WARRANTS
  CLASS B WARRANTS
  UNITS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [  ]

Check mark indicates that disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The aggregate market value of the voting stock held by non-affiliates of registrant as of June 15, 2000 was approximately $24,000,000.

There were 5,681,946 shares of registrant's common stock outstanding as of June 15, 2000.

Note: The Company effectuated a 1 for 7 reverse split of its common stock in August 1999. Throughout this report, to avoid confusion, the number of shares of the Company's common stock, and the options and warrants to purchase shares of the common stock, are described in terms of the number of shares after the reverse split, unless otherwise specified with the "pre-split" qualification or other appropriate remarks.

DIGITAL VIDEO SYSTEMS, INC.
Amendment No. 1 to
FORM 10-KSB/A
FOR THE YEAR ENDED MARCH 31, 2000

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

Pursuant to the Investment Agreement, OPLI and other investors may invest up to $12.25 million with the Company. As of March 31, 1999, OPLI and other investors had provided $6.5 million for the Company. The cash infusion from OPLI and other investors enabled the Company to establish the operations of DVS Korea Co., Ltd. ("DVS Korea"), provide the working capital required to expand its DVD production and sales, reduce the liabilities that the Company incurred in the past, pay for the costs of corporate restructuring, as well as continued marketing, R&D, and corporate overhead.

In August 1999, the Company entered into a joint venture partnership with Shanghai Industrial Investment (Group) Co., Ltd. Except for financing, DVS shall retain all facets of management control, including, but not limited to, the area of sales, marketing, manufacturing, and engineering. These partners have provided local assistance to the Company in locating and setting up facilities in China for production of the DVD products based on the Company's technologies under certain favorable terms offered by the governments. The partners also committed to substantial financial support for the project, which will be needed to fund the production and sales of these products at high volume. The Company has conducted training of local staff and workers, and the production will start at a time deemed appropriate by the management based on the market conditions and other factors.

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

As of July 15, 2000, the principal executive offices of the Company were located at 278 Hope Street, Mountain View, California 94041. The Company's telephone number was (650)564-9699.

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

As of March 31, 2000, the Company has about 50 engineering personnel, of which some are also supporting the sales and marketing efforts in connection with customizing product applications for specific customers.

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

Employees

At March 31, 2000, the Company and its subsidiaries had 93 full time employees. The Company believes that its future prospects will depend, in part, on its ability to obtain additional management, finance, accounting, marketing, sales, manufacturing, and technical personnel. Competition for such personnel is substantial, and the number of persons with relevant experience is limited. None of the Company's employees is represented by a labor union. The Company believes that its employees relations are good.

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

PUBLIC ANNOUNCEMENTS ABOUT LITIGATION MAY HURT OUR STOCK PRICE.

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

Item 2. Properties

As of July 15, 2000, the Company had the following facilities leased from third parties, where our executive offices, manufacturing, engineering, research and development and testing facilities are located.

Facility	Location	Size (Sqft.)	Monthly Rent (in thousands)
US Main Offices	Mountain View, CA	6,500	$11.0
Korea Main Offices	Seoul, Korea	36,800	$7.5
Korea Branch Offices	Chunan, Korea	1,100	$0.5
China Sales offices	Shenzhen, China	1,600	$1.1

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

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock and Class A Warrants currently trade on the Nasdaq Stock Market under the symbol DVID and DVIDW. The following table sets forth the high and low sale prices of the Company's Common Stock and Class A Warrants for each quarter within the last two years as reported on the Nasdaq Smallcap Market for the periods indicated. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.

Note: The Company effectuated a one-for-seven reverse stock split of its Common Stock in August 1999, which took effect on August 17, 1999. For ease of comparison, in the table below, all prices of the Common Stock for trading days prior to the stock split are adjusted to reflect the prices as if the split had taken place prior to the beginning of Fiscal 1999.

		Common Stock		Class A Warrant
		High	Low	High	Low
Fiscal 1999	First quarter	$13.563	$6.125	$0.500	$0.188
	Second quarter	7.438	2.188	0.188	0.031
	Third quarter	17.062	3.500	0.281	0.063
	Fourth quarter	19.250	5.688	0.531	0.094
Fiscal 2000	First quarter	$8.750	$4.156	$0.219	$0.125
	Second quarter	5.906	3.375	0.188	0.063
	Third quarter	13.063	3.063	0.219	0.063
	Fourth quarter	22.625	9.938	0.531	0.094

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

(in millions)	Fiscal year ended March 31,
	2000	1999	1998
Revenues	$60.3	$17.1	$17.6
Gross profit (loss)	7.8	0.7	(2.9)
Net profit (loss)	0.9	(18.8)	(21.9)

Revenues in this fiscal year, which ended March 31, 2000, have increased by 252% to $60.2 million, as compared to the prior year, which ended March 31, 1999, of $17.1 million.

Gross margins improved for the fiscal year ended March 31, 2000 (12.9%) over the prior fiscal year ended March 31, 1999 (4.3%), reflecting the pruning of unprofitable and low margin product lines.

Operating expenses, worldwide, continue under tight control with operating expenses in the fiscal year ended March 31, 2000 of $10.1 million as compared to $19.5 million for the fiscal year ended March 31, 1999, a reduction of 48% year to year.

In summary we feel the Company's major objectives have been realized for the period ending March 31, 2000:

  Market acceptance of our DVD products.
  Revenues were more than 3.5 times those of the previous year.
  Margin up from 4.3% of revenue to 12.9%, also tripled.
  Operating expenses reduced from 114% of revenue to 17%.

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

We believe our ongoing business is profitable at both the operating and net income level. We will continue to encounter intense competition and pricing pressure in the fiscal year ending March 31, 2001. However, we are prepared to face the challenges.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED MARCH 31, 2000 ("fiscal 2000") COMPARED TO THE FISCAL YEAR ENDED MARCH 31, 1999 ("fiscal 1999"").

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenues for the fiscal 2000 and 1999. Please see Consolidated Financial Statements of Operations for details.

                                                 Percent of Revenue
                                               ---------------------
                                                Year Ended March 31,
                                               ---------------------
                                                  2000       1999
                                               ---------- ----------
Revenues...................................       100.0%     100.0%

Gross margin...............................        12.9%       4.3%
Research and development...................         3.9%      36.2%
Sales and marketing........................         3.0%      18.0%
General and administrative.................         9.5%      50.4%
Purchased in-process research and
 development...............................         0.0%       3.0%
Operating income(loss).....................        -3.8%    -109.8%
Net income(loss)...........................         1.4%    -110.1%

                                  March 31,  March 31,     %
                                    2000       1999      Change
(in thousands)                   ---------- ---------- -----------
Consolidated revenue ..........   $60,292    $17,111       252%

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

Revenues in the fourth quarter ended March 31, 2000, which is generally a slower quarter in the year, were $14.7 million. Although less than our previous forecast, revenues from this quarter alone were close to the annual revenues of the whole fiscal year 1999 ended March 31, 1999.

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

Gross margins in the fourth quarter ended March 31, 2000 were 14% versus 16% in the previous quarter ended December 31, 1999. In addition to the quarter being generally a slower season, the reduction of margin was in part due to phasing out of high margin but low volume products, with more percentage of lower margin but high volume DVD loaders. Looking ahead to fiscal year 2001 we expect to experience pricing pressure on our loader product offering with a resulting degradation of margins. However, cost improvements have been in process to favorably impact our margins. We expect the margin for most of the sales in fiscal year 2001 to be about 10%, give or take 1 to 2%.

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

These R&D expenses on the DVD product line were $2.1 million in the fiscal year ended March 31, 2000 as compared to about $.8 million for the fiscal year ended March 31, 1999. The remaining R&D expenses of $0.3 and $5.4 million in fiscal 2000 and 1999, respectively, were in support of the other product line. In fiscal 2000, the Video Engine and network video server product lines continued to be supported to generate a small but profitable revenue stream. The $5.4 million for the prior year were mostly in support of project and product lines discontinued as of March 31, 1999.

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

Liquidity and Capital Resources

Working capital at March 31, 2000 was $136,000 compared to a working capital deficit at March 31, 1999 of $(170,000). In addition to cash generated from operations, and funds received from private sales of debt and equity securities, the Company has established credit lines of about $25 million with banks, which include about $16 million for issuing letters of credit, to fund the operations in Korea. The Company continues to actively search for additional credit lines and other sources of funds to support its growth plan. To that end, in July 2000, the Company entered into a letter agreement to secure an equity line from an investment institution in the amount of $25 million, subject to due diligence and certain other conditions. Additionally the Company has been informed by OPLI that it will continue to provide funds, when needed by the Company, in the form of accelerated payment of its note to the Company. In addition, the investors may exercise the stock options they currently hold. The estimated amount that could be obtained from full exercise of the options would be $2.3 million, although there is no legal obligation compelling them to exercise the options and they may never do so. The Company believes that its existing cash balance, cash generated from operations and its existing credit lines will be sufficient to fund its current operations for at least the next twelve months.

Net cash used by operating activities was $1.0 million for the fiscal year ended March 31, 2000, compared to $12.2 million net cash used for the fiscal year ended March 31, 1999. Substantially all of the net cash used by operating activities in the fiscal year ending March 31, 2000 was represented by the issuance of a note receivable to OPLI in the amount of $3.5 million, increased Accounts Receivable of $1.1 million, increase in Other Assets of $1.3 million, and increased Accrued Liabilities of $1.4 million. Net cash provided in FY 2000 was net income of $.8 million adjusted for non-cash charges for depreciation and amortization of $1.3 million, reduction in inventories of $3.0 million, an increase in Other Payables of $.4 million, and several lessor items totaling $.6 million. Substantially all of the net cash used in operating activities for the fiscal year ended March 31, 1999 totaling $12.2 million was made up of net losses of $18.8 million and increased inventory of $2.8 million. This was offset by charges for depreciation and amortization expense of $2.0 million, increase in accounts payable of $2.8 million, a reduction in accrued liabilities of $1.0 million, increased prepaid expenses and other current assets of $1.2 million, reduction in Accounts Receivable of $.4 million, loss on disposal of fixed assets $.3 million, and restructuring loss taken of $1.1 million.

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

Net cash provided from financing activities for the year ended March 31, 2000 was $6.6 million and consisted of bank borrowings of $5.6 million, issuance of notes payable of $0.7 million, repayment of a note receivable $0.9 million, exercise of stock options in the amount of $0.3, and cash received from purchase of minority interest in Korean subsidiary of $0.5 million. Offsetting the cash provided was a repayment of short term bank borrowings of $1.4 million. For the prior fiscal year ended March 31, 1999 net cash provided of $9.6 million was generated from the sale of common stock of $1.0 million, sale of convertible promissory notes and preferred stock totaling $6.5 million, and short term borrowings of $2.1 million.

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

Item 7. Financial Statements

DIGITAL VIDEO SYSTEMS, INC.
Index to Consolidated Financial Statements

Report of Burr, Pilger & Mayer, Independent Auditors
Report of C. G. Uhlenberg & Co., LLP, Independent Auditors
Report of Young Wha, Ernst & Young International, Independent Auditors
Consolidated Balance Sheet -
   Year ended March 31, 2000
Consolidated Statements of Operations -
   Years ended March 31, 2000 and 1999
Consolidated Statements of Stockholders' Equity -
   Years ended March 31, 2000 and 1999
Consolidated Statements of Cash Flows -
   Years ended March 31, 2000 and 1999
Notes to Consolidated Financial Statements

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
July 28, 2000, except for Note 8 & 13
    for which the date is December 8, 2000

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

Young Wha
Ernst & Young International

Report of Independent Auditors

The Board of Directors and Shareholders
DVS Korea Co., Ltd.

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

Without qualifying our opinion, we draw attention to Note 14 to the financial statements. The operations of the Company, and those of similar companies in the Republic of Korea have been significantly affected, and will continue to be affected for the foreseeable future, by the country's unstable economy caused in part by the currency volatility in the Asia-Pacific region. While the Korean economy has recently shown signs of improvement, there are still significant uncertainties that may affect future operations, the recoverability of the Company's assets and the ability of the Company to maintain or pay its debts as they mature. The financial statements do not include any adjustments that might result from those uncertainties.

/s/ Youngwha
April 24, 1999

DIGITAL VIDEO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except shares and per share amounts)

                         March 31, 2000

                            ASSETS

Current assets:
  Cash and cash equivalents..........................     $4,259
  Restricted cash ...................................      2,021
  Accounts receivable, less allowance for doubtful
   accounts of $4,348 ...............................      1,875
  Inventories........................................      4,769
  Prepaid expenses and other current assets..........      2,094
  Note receivable - related party....................        639
                                                       ----------
    Total current assets.............................     15,657

Property and equipment, net of depreciation..........      2,227
Investment in Shanghai...............................         87
Note receivable - related party.....................       1,943
Intangibles..........................................      1,698
Other assets.........................................      1,363
                                                       ----------
    Total assets ....................................    $22,975
                                                       ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit.....................................     $5,559
  Accounts payable...................................      5,518
  Other payable......................................        396
  Notes payable - related party......................        729
  Accrued liabilities................................      2,963
  Capital lease obligation...........................        356
                                                       ----------
    Total current liabilities........................     15,521

Long-term liabilities:
  Notes payable - long-term..........................        768
  Minority interest..................................      1,086
                                                       ----------
    Total liabilities................................     17,375
                                                       ----------

Stockholders' equity:
  Preferred stock, $0.0001 par value,
   5,000,000 shares authorized; no shares issued
   and outstanding at March 31, 2000.................         --
  Common stock, $0.0001 par value,
   80,000,000 shares authorized; 5,646,905 shares
   issued and outstanding at March 31, 2000..........          1
  Additional paid-in capital.........................     68,088
  Accumulated deficit................................    (63,986)
  Cumulative translation adjustments.................      1,802
  Deferred compensation..............................       (305)
                                                       ----------
    Total stockholders' equity.......................      5,600
                                                       ----------
    Total liabilities and stockholders' equity.......    $22,975
                                                       ==========

The accompanying notes are an integral part of this statement.

DIGITAL VIDEO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                Year Ended March 31,
                                                ---------------------
                                                   2000       1999
                                                ---------- ----------
                                                 (as re-    (as re-
                                                  stated)    stated)
Net revenue....................................   60,292     17,111

Cost of revenue................................   52,509     16,367
                                               ---------- ----------
    Gross profit...............................    7,783        744
                                               ---------- ----------
Operating expenses:
  Research and development.....................    2,367      6,193
  Sales and marketing..........................    1,828      3,072
  General and administrative...................    5,755      8,627
  Purchased in-process research and
   development.................................      125        500
  Cost of closed operation.....................       --     (1,134)
                                               ---------- ----------
    Total operating expenses...................   10,075     19,526
                                               ---------- ----------
    Loss from operations ......................   (2,292)   (18,782)

Other income (expenses)
  Interest expense.............................     (389)      (104)
  Other income.................................      778         54
  Loss on disposal of fixed assets.............      (87)        --
  Gain on sale of interest in Korean subsidiary      488         --
  Gain on sale of discontinued product lines...    2,700         --
                                               ---------- ----------
    Income (loss) before income tax provision
      and minority interests...................    1,198    (18,832)

  Provision for income taxes...................      (13)        --
                                               ---------- ----------
    Income (loss) before minority interests....    1,185    (18,832)

Minority interest..............................     (324)        --
                                               ---------- ----------
    Net income(loss)...........................  $   861   ($18,832)
                                               ========== ==========
Basic net income (loss) per share..............  $  0.20     ($1.27)
                                               ========== ==========
Diluted net income (loss) per share............  $  0.20     ($1.27)
                                               ========== ==========

The accompanying notes are an integral part of this statement.

DIGITAL VIDEO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except shares)

                                                            Accmu-
                Conv-                  Additional           lated
                ertible                 paid-in             Other
                pre-                    capital             Compre- De-
                ferred                pre-          Accumu- hensive ferred
                Stock   Common Stock  ferred Common  lated  Income Compen-
                Shares   Shares   Amt Stock  Stock  Deficit (Exp.) sation  Total
                 ----- ---------- --- ----- ------- ------- ------ ----- -------
Balance at March
 31, 1998 as
 previously
 reported.......    -- 20,970,164  3     --  56,510 (46,015) (249)  (73)  10,176
                 ----- ---------- --- ----- ------- ------- ------ ----- -------
1 for 7 stock
 split effective
 Aug. 13, 1999..   -- (17,974,426)(2)    --       2      --     --    --      --
                 ----- ---------- --- ----- ------- ------- ------ ----- -------
Balance at March
 31, 1998.......    --  2,995,738  1     --  56,512 (46,015) (249)  (73)  10,176

Comprehensive
 income:
 Net loss.......    --         --  --    --      -- (18,832)    --   -- (18,832)
 Translation
  adjustment....    --         --  --    --      --      --  1,849   --    1,849
                                                                        --------
Comprehensive
 income.........                                                        (16,983)
                                                                        --------
 Exercise of
  common stock
  options.......    --     24,881  --    --      23      --     --    --      23
 Issuance of com-
  mon stock to
  Hyundai for
  DVD-ROM tech-
  nology........    --    285,714  --    --   3,500      --     --    --   3,500
 Conversion of
  promissory
  notes to
  common stock..    --    301,391  --    --   1,307      --     --    --   1,307
 Issuance of
  common stock
  options.......    --         --  --    --       2      --     --    --       2
 Issuance of
  preferred
  stock......... 6,475         --  -- 3,378   2,649      --     --    --   6,027
 Amortization of
  deferred
  compensation..    --         --  --    --      --      --     --    73      73
                 ----- ---------- --- ----- ------- ------- ------ ----- -------
Balance at March
  31, 1999...... 6,475  3,607,724  1  3,378  63,993 (64,847) 1,600     0   4,125

Comprehensive
 income:
 Net loss.......    --         --  --    --      --     861     --    --     861
 Translation
   adjustment...    --         --  --    --      --      --    202    --     202
                                                                         -------
Comprehensive
 income.........                                                           1,063
                                                                         -------
 Exercise of
  common stock
  options.......    --     33,712  --    --     193      --     --    --     193
 Conversion of
  preferred
  stock to com-
  mon stock.....(6,475) 1,968,083  --(3,378)  3,378      --     --    --      --
 Issuance of
  common stock..    --     37,386  --    --     123      --     --    --     123
 Deferred
  compensation
  for options
  granted.......    --         --  --    --     401      --     -- (311)      90
 Amortization
  of deferred
  compensation..    --         --  --    --      --      --     --     6       6
                 ----- ---------- --- ----- ------- ------- ------ ----- -------
Balance at March
 31, 2000.......    --  5,646,905  1     --  68,088 (63,986) 1,802 (305)   5,600
                 ===== ========== === ===== ======= ======= ====== ===== =======

The accompanying notes are an integral part of this statement.

DIGITAL VIDEO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                              Year Ended
                                               March 31,
                                         -------------------
                                           2000      1999
                                         --------- ---------
                                         (as re-   (as re-
OPERATING ACTIVITIES:                     stated)   stated)
Net income (loss).....................    $   861  ($18,832)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Minority interest...................        324        --
  Restructuring loss..................         --     1,134
  Gain on sale of interest in Korean
    subsidiary........................       (488)       --
  Gain on sale of discontinued product
    lines.............................     (2,700)       --
  Depreciation........................        607       771
  Amortization........................        676     1,205
  Loss on disposal of fixed assets....         87       309
Stock options compensation expense....        134        --
  Purchased in-process research and
   development........................         --       500
  Write-off of operating and
   intangible assets .................         --       101
Changes in operating assets and
  liabilities:
    Accounts receivable...............     (1,113)      378
    Inventories.......................      3,016    (2,783)
    Prepaid expenses and other
      current assets..................       (119)    1,173
    Other assets......................     (1,290)       --
    Accounts payable..................         79     2,841
    Accrued liabilities...............     (1,445)      988
    Other payable.....................        396        --
                                         --------- ---------
      Net cash used in
       operating activities...........       (975)   (12,215)
                                         --------- ---------
INVESTING ACTIVITIES:
Acquisition of property and equipment.       (758)   (3,807)
Proceeds from disposal of
 property and equipment...............         --       842
Sale of short-term investment.........         --      (217)
Maturities of short-term investments..         --     1,250
Other investing activities............         --       (83)
Investment in Shanghai joint venture..        (87)       --
                                         --------- ---------
      Net cash used in
       investing activities...........       (845)   (2,015)
                                         --------- ---------
FINANCING ACTIVITIES:
Proceeds from the sale of
 common share.........................         --       952
Proceeds from the sale of
 convertible promissory notes.........         --     4,475
Proceeds from the sale of
 preferred stock......................         --     2,000
Proceeds from the exercise of
 stock options........................        316        24
Proceeds from line of credit
 borrowing............................      5,559        --
(Repayment) proceeds from
 bank borrowings......................     (1,352)    2,140
Proceeds from repayment of
 notes receivable.....................        868        --
Proceeds from exercise of option to
 purchase interest in Korean
 subsidiary...........................        500        --
Proceeds from issuance of
 notes payable........................        729        --
                                         --------- ---------
      Net cash provided by
       financing activities...........      6,620     9,591
                                         --------- ---------
Effect of exchange rate changes.......        204        --
Net increase (decrease) in cash and
 cash equivalents.....................      5,004    (4,639)
Cash and cash equivalents at the
 beginning of year....................      1,276     5,915
                                         --------- ---------
Cash and cash equivalents at the
 end of year..........................     $6,280    $1,276
                                         ========= =========
Supplemental disclosure of cash flow
 information:
  Interest paid.......................       $462      $104
                                         ========= =========
Supplemental disclosure of non-cash
 transaction:
  Issuance of stock for acquisition
    of DVD-ROM asset..................     $   --    $3,500
                                         ========= =========
  Capital lease.......................     $  356    $   --
                                         ========= =========
  Conversion of promissory notes into
    Series C Convertible Preferred
    Stock.............................     $4,475    $   --
                                         ========= =========
  Conversion of Series C Convertible
    Preferred Stock into Common Stock
    shares............................     $6,475    $   --
                                         ========= =========

The accompanying notes are an integral part of this statement.

DIGITAL VIDEO SYSTEMS, INC.
Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands)

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

Management has recently reduced operating expenses, exited and sold the residual assets form certain operations, benefited from the current profitability of the Company's foreign subsidiary, DVS Korea, and obtained equity and debt financing. However, substantial amounts of funding are needed to discharge the Company's liabilities from prior years in which substantial operating losses were incurred, and to meet the operating obligations of the U.S. based headquarters and other operations. A substantial portion of the Company's assets are dedicated to the operations of DVS Korea. The funds from that operation, to support the U.S Headquarters and other activities, is currently limited to payments of $100 per month under a license agreement between DVS Korea and the U.S. based parent company which was effective April 1, 2000.

Management has received a commitment from Oregon Power Lending Institution, Inc. ("OPLI") to accelerate payments due under a $2,500 note to the Company and an equity financing up to $2,200 from other investors through the exercise of existing common stock options as the Company requires working capital during its next business cycle. Also, management has recently executed a letter of agreement for a common stock issue up to $25,000. However, this financing is currently contingent upon successful completion of due diligence procedures, legal review and the underlying securities becoming the subject of an effective registration statement. Management believes the Company will have sufficient working capital to provide it with the ability to continue in existence through its next fiscal year.

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

Cash and Equivalents and Short-term Investments

Cash and cash equivalents include money market accounts and highly liquid debt instruments with a remaining maturity of three months or less at the date of purchase. Short-term investments consist of money market instruments, investments in municipal bonds and mutual funds with carrying values which approximate their market values. Restricted cash of $2,021 represents short-term investments and marketable securities for DVS Korea for collateral related to short-term borrowings and other required deposits.

As of March 31, 2000, the estimated fair value of the cash equivalents and short-term investments consisted of cash and money market funds in the amount of $6,280.

Revenue Recognition

Net revenues include product and component sales and revenue from development and servicing activities.

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

Inventories

Inventories are stated at the lower of cost (first in, first-out method) or market. The Company has recorded valuation reserves against inventory of $159 as of March 31, 2000.

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation and amortization over their estimated useful lives. Depreciation and amortization are computed using the straight-line method over the assets estimated useful lives of three to seven years.

The Company has adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of." In the fiscal year ended March 31, 1999, the Company wrote-down the assets of its New Media division and ViComp subsidiary.

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

Comprehensive Income

The Company adopted SFAS 130 on April 1, 1998. Under SFAS 130, the Company is required to display comprehensive income and its components as part of the Company's full set of financial statements. Other comprehensive income (expense) includes certain changes in equity that are excluded from net income (loss), such as, translation adjustments, unrealized holding gains and losses on available-for-sale marketable securities and certain derivative instruments. The Consolidated Statements of Stockholders' Equity reflect comprehensive income (loss) for years ended March 31, 2000, and 1999.

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

3. Inventories

Inventories consisted of the following at March 31, 2000:

    Raw materials ................  $ 1,554
    Work-in-process ..............    2,610
    Finished goods ...............    2,016
                                    --------
        Total inventories ........    6,180
        Less inventory reserves ..   (1,411)
                                    --------
        Net inventories ..........  $ 4,769
                                    ========

4. Property and Equipment

Property and equipment consisted of the following at March 31, 2000:

    Machinery and computer equipment ......  $ 3,370
    Furniture and fixtures ................      782
                                             --------
        Total property and equipment ......    4,152
    Accumulated depreciation ..............   (1,925)
                                             --------
        Net property and equipment ........  $ 2,227
                                             ========

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

6. Business Combinations

In June 1998, the Company completed the acquisition (the "DVD-ROM" Acquisition) of a perpetual, worldwide, royalty-free license to DVD-ROM technology owned by Hyundai Electronics Industries, Co., Ltd. ("Hyundai") in exchange for 285,714 shares of the Company's common stock. In addition, the Company, through a wholly-owned subsidiary, DVS-Korea, completed the acquisition of DVD-ROM manufacturing capabilities, a related research and development team and management from Hyundai for $1,000 in cash. In addition to the license of DVD-ROM technology the acquisition provides the Company DVD-ROM manufacturing capabilities, a related research and development team and management from Hyundai. With this acquisition, the Company gained additional DVD intellectual property, supply and manufacturing relationships, and additional product lines.

This transaction was accounted for as a purchase. The total purchase price of approximately $4,700 included cash of $1,000, the issuance of 285,714 shares of common stock and related acquisition costs of $162. In-process research and development of $500 was expensed for the year ended March 31, 1999.

Based upon a valuation, the purchase price was allocated at March 31, 1999 as follows:

    Current assets ........................    $ 75
    Equipment .............................   1,032
    Intangibles-developed technology ......   2,400
    Goodwill ..............................     655
    In-process research and development ...     500
                                            --------
                                            $ 4,662
                                            ========

7. Prior Period Adjustments

During the fiscal year ended March 31, 1999, the Company entered into an agreement which granted options to acquire 428,572 shares of common stock in connection with the conversion of promissory notes into preferred stock. The options were 100% vested upon grant. None of the options have been exercised to date. On the March 31, 1999 financial statements, the Company recorded $2,649 as a general and administrative expense equal to the fair value of these options. Since the options were granted as part of capital fundraising efforts, an adjustment of $2,649 has been made to reverse this expense in the prior year and charge to additional paid-in capital.

In addition, settlement costs of $450 representing commissions owed associated with the previously mentioned capital fundraising were accrued in the prior year and charged to a general and administrative expense. An adjustment has been made to reverse this expense in the prior year and charge additional paid-in capital upon issuance of these shares.

                                                           Additional
                                                 Net        Paid-In
                                            Income (Loss)   Capital
                                            -------------  ----------
    As originally reported ...............   $ (21,931)     $ 70,470
    Adjustment for options issued with
        preferred stock ..................       2,649        (2,649)
    Adjustment for equity finder fee .....         450          (450)
                                            -------------  ----------
    Restated balance .....................   $ (18,832)     $ 67,371
                                            =============  ==========

8. Secured Note Receivable - Related Party

On September 30, 1999, the Company entered into an Asset Purchase and Option Agreement ("the Agreement") with OPLI, a related party.

Pursuant to the Agreement, the Company sold the assets used in its Digital Video Business, which are comprised of the Ad Insertion Business and the Video on Demand Businesses. The assets included the tangible personal property used in the Digital Video Business, including all fixed assets, inventory and equipment used in the Digital Video Business, the Company's right to operate the Digital Video Business, all books and records of the Company which relate to the Digital Video Business, all of the Company's patents and other intellectual property relating to the Digital Video Business, and all goodwill related to the Digital Video Business (as more fully described in the Agreement, the "Purchased Assets"). Certain assets described in the Agreement, including outstanding accounts receivable related the Digital Video Business, were excluded from the transaction.

The purchase price for the Purchased Assets and for the Option (described below) was $3,450 with the Purchased Assets valued at $2,700 and the Option at $750. The purchase price was paid by delivery of a promissory note in the principal amount of $3,450 (the Note). Principal on the Note is payable in 36 equal monthly installments commencing on October 31, 1999. The unpaid principal balance of the Note bears interest at an annual rate of 7%. The Note is secured by a first priority security interest in favor of the Company in the Purchased Assets and a first priority pledge in favor of the Company of 862,500 shares of common stock of the Company.

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

The sale of the Purchased Assets and the Option was recorded as a note receivable. The Purchased Assets were written off the books as of March 31, 1999 as part of a restructuring. As a result, no book value for these assets exists as of the date of the transaction. The gain of $2,700 for the sale of the Purchased Assets has been recognized as other income.

OPLI exercised its right to acquire the Option Shares in November 1999. The book value of the Option Shares at that time was $762. The sale of the Option for $750 and the proceeds of $500 for exercising the Option resulted in a gain for the sale of the Option Shares. This gain has been recognized as other income.

9. Line of Credit

The Company has lines of credit with several Korean banks during the year ended March 31, 2000, with borrowing limits varying from $1,000 to $4,500. The total borrowing limit as of March 31, 2000 was $9,100. The Company also has $15,800 as payment guarantees for letters of credit. Borrowings under these lines of credit incur interest at prime rates between 7.75% to 10.30%, and are guaranteed by The Korea Technology Guarantee Trust Fund. The expiration date for these lines of credit is September 30, 2000. Cash and cash equivalent deposits of approximately $2,000 are restricted as collateral for lines of credit.

The provisions of these lines of credit contain no covenants related to the maintenance of working capital or other financial ratios. As of March 31, 2000, the Company owed a total of $5,559 on the lines of credit.

10. Notes Payable - Related Party

The Company has unsecured loans from various related parties for the year ended March 31, 2000. Interest rates for these loans vary from 8% to 10%. As of March 31, 2000, a summary of the outstanding balances for related party loans is as follows:

    Related Party   Interest Rate   Due Date   Balance
    -------------   -------------   ---------  --------
      EMEE, Inc.         10%        On demand    $ 65
        OPLI             10%        On demand      10
        OPLI             10%        On demand      90
        OPLI             10%        On demand      14
    Jiahong Zang          8%        On demand      20
     Edmund Sun           8%         8/31/00      530
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

14. Income Taxes

The components of income (loss) before provision for income taxes were as follows:

                         Year Ended March 31,
                          2000          1999
                                   (as restated)
                      -----------  -------------
    Domestic .......    $ (765)      $ (12,635)
    Foreign ........     1,963          (6,197)
                      -----------  -------------
      Total ........    $1,198       $ (18,832)
                      ===========  =============

The provision for income taxes in 2000 was comprised of foreign taxes amounting to $13.

The differences between the expense (benefit) for income taxes and the amount computed at the U.S. statutory income tax rate are as follows:

                                                 Year Ended March 31,
                                                   2000       1999
                                                 --------  ----------
Tax at U.S. statutory rate ....................   $ 306    $ (7,460)
Differencial in foreign taxes .................    (561)         --
Increase in valuation allowance ...............     268          --
Losses for which no tax was recognized ........      --       7,448
Other, net ....................................      --          12
                                                 --------  ----------
    Total .....................................    $ 13        $ --
                                                 ========  ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at March 31, 2000 are as follows:

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
                                                         =========

The increase in valuation allowance for deferred taxes for the year ended March 31, 2000 and 1999 was $268 and $539, respectively.

The Company has federal net operating loss carryforwards as of March 31, 2000 of approximately $42,000 expiring at various dates through 2019 and $8,000 state net operating loss carryforwards expiring at various dates through 2004. Due to the "change in ownership" provisions of the Internal Revenue Code, the availability of the Company's net operating loss and credit carryforwards may be subject to an annual limitation in future periods. Such a change could substantially limit the eventual tax utilization of these carryforwards.

Under Korean tax regulations the Company's Korean subsidiary is allowed a foreign investment exemption, currently 80% of taxable income, for 7 years from the taxable year after the year in which the Korean subsidiary first recognize taxable income, which was fiscal 2000. The Korean subsidiary is then allowed an additional 3 year exemption at 50% of its foreign investment ratio.

15. Net Income (Loss) Per Share

The computation of net income (loss) per share was as follows:

                                       Income (loss)   Shares     Per Share
                                        (Numerator) (Denominator)  Amount
                                        ----------  ------------  --------
Twelve months ended March 31, 2000:
  Basic income .......................      $861     4,363,152      $ .20
  Effect of dilutive stock
    options and warrants .............        --            --         --
                                        ----------  ------------  --------
  Diluted income per share ...........      $861    $4,363,152      $ .20
                                        ==========  ============  ========
Twelve months ended March 31, 1999:
  Basic and diluted loss .............  $(18,831)   $2,449,142     $(7.69)
  Effect of dilutive stock
    options and warrants .............        --            --         --
                                        ----------  ------------  --------
  Basic and diluted net loss
    per share ......................... $(18,831)   $2,449,142     $(7.69)
                                        ==========  ============  ========

At March 31, 2000 and 1999 1,143,645 and 1,143,645 shares of common stock in escrow were excluded from the calculation of basic and diluted earnings per share.

At March 31, 2000 and 1999, respectively, warrants to purchase 4,203,571 and 4,203,571 shares of common stock were excluded from the calculation of diluted income (loss) per share because their effect is anti-dilutive. At March 31, 2000 and 1999, respectively, options to purchase 1,564,862 and 207,454 shares of common stock were excluded from the calculation of diluted income (loss) per share because their effect was anti-dilutive.

16. Stockholder's Equity

Reverse Stock Split

On August 13, 1999, the Company declared a 1-for-7 reverse stock split of the Company's common stock. All share and per share data in the accompanying consolidated financial statements have been restated to give effect to the reverse stock split.

Preferred Stock

Between October 1998 and March 1999, the Company issued 6,475 shares of Series C Convertible Preferred Stock and granted options to acquire 428,571 shares of common stock at $5.25 per share to OPLI and other investors, in exchange for $2,000 in cash and the conversion of $4,475 of Convertible Promissory Notes. The transaction was approved by a majority vote of the common shareholders.

Common Stock

In April 1999, all of the outstanding 6,475 shares of Series C Convertible Preferred Stock were converted into 1,968,083 shares of common stock. The options to acquire 428,571 shares at $5.25 per share are outstanding at March 31, 2000.

Escrowed Securities

As of March 31, 2000, 1,143,645 shares of the Company's common stock, 17,350 outstanding options to purchase common stock and 220,270 options available for future grant were subject to escrow.

In April 1996, the holders of the Company's common and preferred stock, and holders of options to purchase common stock pursuant to the Company's 1993 stock option plan, placed, on a pro rata basis, 1,116,135 of their shares and options to purchase 264,671 shares of common stock, respectively, into escrow, and a holder of an option to purchase 28,571 shares of Common Stock outside the Company's 1993 stock option plan placed all of such options into escrow. Additionally, 33,479 options reserved for future grant under the Company's 1993 Stock Option Plan were subject to escrow upon grant. The common stock and options will be released to the stockholders on a pro rata basis, in the event specified levels of pretax income of the Company for the year ended March 31, 2001 are achieved. The pretax income levels are subject to proportionate adjustment upon the issuance of certain securities subsequent to the Company's IPO.

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

Option activity under the 1993 Plan, 1996 Plan and 1998 Plan was as follows:

                                    Outstanding Options
                                --------------------------
                                Number of    Weighted Avg
                                  Shares    Exercise Price
                                ----------  --------------
Balance at March 31, 1998 ...     484,017      $17.42
  Options authorized ........          --          --
  Options granted ...........     463,557        7.42
  Options exercised .........     (24,881)       1.12
  Options canceled ..........    (405,290)      17.43
                                ----------
Balance at March 31, 1999 ...     517,403        8.20
  Options granted ...........     893,243        3.96
  Options exercised .........     (33,712)       5.46
  Options canceled ..........    (228,786)      11.32
                                ----------
Balance at March 31, 2000 ...   1,094,148        4.21

The following table summarizes information regarding stock options outstanding at March 31, 2000:

                                  Weighted
                                   Average    Weighted                  Weighted
                                  Remaining   Average       Number      Average
   Range of      Outstanding at  Contractual  Exercise  Exercisable at  Exercise
Exercise Prices  March 31, 2000  Life (Years)  Price    March 31, 2000   Price
---------------  --------------  -----------  --------  --------------  --------
 0.973 -  4.816      884,266         9.39       3.82        126,940       3.53
 5.467 -  7.658       26,930         8.81       5.84          8,186       6.14
 7.875 - 11.158      176,024         8.44       8.39        118,290       8.63
15.092 - 50.750        6,928         7.73      17.41          6,928      17.41
                 --------------                         --------------
                   1,094,148                                260,344
                 ==============                         ==============
Other Options and Warrants

In connection with the conversion of $4,475 of Convertible Promissory Notes and $2,000 in cash from OPLI and others, the Company granted 24-month options to purchase 428,571 shares of Common stock at an exercise price of $5.25. None of these options have been exercised to date. The Board authorized a grant of options to Dr. Sun to purchase 695,752 shares subject to shareholders' approval and certain other conditions. These options have an exercise price of $ 3.85. The Board of Directors has authorized a contingent grant of options for Mali Kuo to purchase 250,000 shares of the Company's common stock, subject to attainment of certain financing targets for the Company. These options have an aggregate exercise price of $6.37. None of these options have been exercised to date. 42,143 of these option shares have vested through March 31, 2000.

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

18. Segment Information

The Company operates in one business segment, which includes developing, producing and marketing digital video systems and sub-assemblies and computer peripherals.

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
                              ==========  ==========

In fiscal year ended March 31, 2000 foreign sales to China were approximately $44,500.

During fiscal year March 31, 2000, the Company had one major customer, who individually accounted for over 10% of sales of $17,900. During fiscal year 1999, no single customer had 10% or more of sales.

19. Pending Litigation

The Company is involved in a pending lawsuit. Ambient Capital Group has filed suit against the Company seeking to recover a "commission" arising out of a private placement investment secured by the Company. The Company has filed a cross-complaint against Ambient Capital. Management is in the process of settlement with Ambient Capital Group and $450 has been accrued as a liability related to this lawsuit.

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

Not Applicable.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act

Management of the Company

Set forth below is certain information with respect to the directors and executive officers of the Company as of March 31, 2000.

Name             Age    Position                Director Since
--------------- -----  -----------------------  -------------
Edmund Y. Sun    51    Co-Chairman and Chief      1992
                        Technology Officer
Mali Kuo         47    Co-chairman and Chief      1999
                        Executive Officer
Ande Abbott      57    Director                   1999

Michael Chen     48    Director                   1998

Young Sam Cho    46    Director                   1998
Philip B. Smith  64    Director                   1995
Douglas Watson   48    Director                   1998
Jiahong Zang     56    Director                   1999

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

Michael Chen has served as a Director and a member of the Executive Committee since November 1998. He has also served as a Vice President of the Company since November 1999. Prior to that, Mr. Chen has served as the President of EMEE, Inc., a developer of intelligent electronic devices for automotive applications. Mr. Chen holds a B.S. degree in Physics from National Taiwan University, a M.S. degree and Ph.D. candidacy in Electrical Engineering from Stanford University.

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

Jia-Hong Zang has served as a Director since November 1999. Mr. Zang worked for the Metallurgical Research Center in Beijing for about 18 years before he was assigned a management position at China Metallurgical Import & Export Corporation (CMIEC), a state-owned business with more than thirty branch offices in China and six subsidiaries worldwide, for international trading of minerals, metals and related equipment, machinery and other products. In 1993, after working at CMIEC for about eight years, he was transferred to the United States as Vice President of United Hercules Inc. (UHI) in New York, a subsidiary of CMIEC. Since 1995, he has also served as President of Universal Metal Resources, Inc., an affiliate of UHI. Mr. Zang was graduated from the Department of Steel Engineering of Shijinshan Metallurgical Institute in Beijing, China.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and certain of its officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10% stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company has initiated a review process and taken steps to ensure that its directors, officers and 10% stockholders comply with all filing requirements under Section 16(a) of the Exchange Act.

Item 10. Executive Compensation

Executive Compensation

The following table sets forth the compensation for the fiscal year ended March 31, 2000, 1999 and 1998 paid by the Company to its Chief Executive Officer and the other executive officers of the Company who earned in excess of $100,000 (collectively, the "Named Executive Officers") based on salary and bonus for the fiscal year ended March 31, 2000:

                                      Annual                  Long-Term
                                   Compensation              Compensation
                                       (1)                      Awards
                      ------------------------------------   ------------
                        Fiscal                                 Options
Name and Principal    Year Ended    Salary   Other Annual      Granted
Position              March 31,     (US$)    Compensation      (shares)
-------------------   ----------   --------  ------------    ------------
Mali Kuo (2)             2000      113,653                     100,000
Co-Chairman and Chief    1999           --                      57,142
Executive Officer

Robert Werbicki (3)      2000      107,949                          --
former Executive Vice    1999      207,137                      10,714
President                1998      144,806                      20,686

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

(3) Mr. Werbicki served as the Executive Vice President of Computer Products since August 1997. He resigned on January 12, 2000.

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

On February 1999, the Company entered into an employment agreement with Ms. Mali Kuo, pursuant to which Ms. Kuo was granted options to purchase 57,142 shares of Common Stock. Although such options may vest at a rate of 25% per quarter, she may not exercise such options until February 2001, if her options are fully vested. If her service as Chief Executive Officer terminates before such options are fully vested, she may not exercise any vested options until on and after the second anniversary of the last vesting date on which Ms. Kuo served as the Company's Chief Executive Officer. The exercise date may be accelerated under certain circumstances based on the stock performance on the market. Pursuant to the agreement, Ms. Kuo shall receives an annual salary of $150,000. The agreement expired in February 2000. Ms. Kuo has agreed to extend her services. The Board has authorized Mr. Watson to negotiate with her on her compensation.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 15, 2000, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

                         Amount and Nature of       Percent
Name and Address (1)    Beneficial Ownership (2)   Ownership
--------------------    ------------------------   ---------
Edmund Sun                  999,514 (3)              17.0%
Mali Kuo                    109,702 (4)               1.9
Ande Abbott                   2,232                    --
Michael Chen                  7,416                   0.1
Young Sam Cho                 6,672 (5)               0.1
Philip B. Smith              27,998                   0.5
Douglas Watson                7,738                   0.1
Robert Werbicki               4,954                   0.1
Jia Hong Zang                 1,488                    --
Hyundai Electronics
  Industries Co., Ltd.      842,428 (6)              14.3
Oregon Power Lending
  Institution               387,386                   6.6
All executive officers
  and directors as a group                           19.9

(1) Except as otherwise indicated, the address of each principal stockholder is c/o the Company at 1731 Technology Drive, Suite 810, San Jose, California.

(2) Includes the Escrow Securities of such individual or entity. See "Escrow Securities." Nature of beneficial ownership of securities is direct and arises from sole voting power and sole investment power, subject to community property laws where applicable. Shares underlying options to purchase Common Stock exercisable as of March 31, 2000 are deemed to be outstanding for purposes of calculating the number of shares owned by the holders of such options.

(3) Includes shares in trust managed by Dr. Sun. Does not include 170,770 shares owned by Mrs. Sun, 29,022 shares owned by Dr. Sun's sons and 4,509 shares owned by Dr. Sun's sister and her family. Also includes options to purchase 32,440 shares of Common Stock. Excludes options to purchase 211,916 shares of Common Stock which are not vested as of March 31, 2000.

(4) Includes incentive stock options to purchase 67,559 shares of Common Stock. Excludes options to purchase 89,583 shares of Common Stock which are not vested as of March 31, 2000. Includes options to purchase 42,143 shares of Common Stock that are vested pursuant to the Finder's Agreement.

(5) Although Mr. Cho serves as Hyundai's representative on the Company's Board of Directors, he does not have any right to vote or dispose of any shares owned by Hyundai. Includes options to purchase 6,672 shares of Common Stock. Excludes options to purchase 22,185 shares of Common Stock which are not vested as of March 31, 2000.

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

Item 12. Certain Relationships and Related Transactions

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

On September 30, 1999, the Company entered into an Asset Purchase and Option Agreement ("the Agreement") with OPLI. Pursuant to the Agreement, the Company sold the assets used in its Digital Video Business, which are comprised of the Ad Insertion Business and the Video on Demand Businesses. The purchase prices for the Purchased Assets and for the Option to acquire 212,000 shares (the Option Shares) of the common stock of DVS Korea was $3.45 million. The purchased asset was valued at $2.7 million and the Option at $0.75 million, which is in addition to the $0.5 million to be paid in cash to exercise the Option. The purchase price was paid by delivery of a promissory note in the principal amount of $3.45 million (the Note). Principal on the Note is payable in 36 equal monthly installments commencing on October 31, 1999. The unpaid principal balance of the Note bears interest at an annual rate of 7%. The Note is secured by a first priority security interest in favor of the Company in the Purchased Assets and a first priority pledge in favor of the Company of 862,500 shares of common stock of the Company. The pledged shares shall be reduced proportionately with payment. In November 1999, the Company and OPLI entered into an agreement for prepayment of the Note, whereby OPLI made advance payment for the Note and exercised its right to acquire the Option Shares, by paying $1.36 million in cash to the Company. In consideration of the prepayment, the next installment was due in October 2000.

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
C. G. Uhlenberg & Co. LLP, Independent Auditors. (17)

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

(16)    Incorporated by reference to the Company's Current Report on Form
8-K filed with the Commission on September 30, 1999.

(17)    Incorporated by reference to the Company's Annual Report on Form
10-KSB filed with the Commission on July 31, 2000.

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

                                          DIGITAL VIDEO SYSTEMS, INC.

September 27, 2001                           By /s/     Mali Kuo
                                            ----------------------------------
                                            Mali Kuo
                                            Chief Executive Officer
                                                and Co-Chairman
                                            (PRINCIPAL EXECUTIVE OFFICER)

September 27, 2001                           By /s/     Karen Tan
                                            ----------------------------------
                                            Karen Tan
                                            Acting Controller
                                            (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)