Form 10-Q
period 2001-09-30
DIGITAL VIDEO SYSTEMS INC
filed 2001-11-14
CIK 1009395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
OR

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    The number of shares of Common Stock outstanding as of September 30, 2001, was 6,957,799.

Digital Video Systems, Inc.

FORM 10-Q Index

Part I Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet
    – September 30, 2001
Condensed Consolidated Statements of Operations
    – Three months and nine months ended September 30, 2001
Condensed Consolidated Statements of Cash Flows
    – Nine months ended September 30, 2001
Notes to Condensed Consolidated Financial Statements
    – September 30, 2001

Item 2. Management's Discussion and Analysis
     of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures
     about Market Risk

Part II Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Digital Video Systems, Inc.
Condensed Consolidated Balance Sheet

(In Thousands)
(Unaudited)

	September 30, 2001	December 31, 2000

ASSETS:
Current assets:
Cash and cash equivalents	$5,440	$2,032
Restricted cash	4,458	3,154
Accounts receivable, net	9,452	2,903
Inventories	13,778	10,050
Prepaid expenses and other current assets	7,345	2,996
Notes receivable - current (related party)	945	1,265

Total current assets	41,418	22,400

Property and equipment, net	3,741	2,006
Investment in Shanghai	677	411
Notes receivable - non-current (related party)	998	998
Intangible assets	1,108	1,395
Other assets	19	2,798

Total assets	$47,961	$30,008

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Line of credit	$13,748	$11,164
Current portion of long term debt	–	90
Accounts payable	15,189	5,929
Accrued liabilities	3,802	2,586
Notes payable - related party	10	69
Other Payable	–	139

Total current liabilities	32,749	19,977

Long term liabilities:
Long term liabilities - long term debt	481	451
Other long term liabilities	2,204	1,109

Total liabilities	35,434	21,537

Minority interest	3,604	1,788

Stockholders' equity:
Preferred Stock	–	–
Common stock	1	1
Additional paid-in capital	70,949	69,020
Cumulative translation adjustments	(170)	631
Deferred compensation	(77)	(131)
Accumulated deficit	(61,780)	(62,838)

Total stockholders' equity	8,923	6,683

Total liabilities and stockholders' equity	$47,961	$30,008

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Operations

(In Thousands, except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Revenue:
Net revenue	$52,879	$24,618	$102,894	$62,098
Cost of revenue	47,500	20,863	90,397	53,681

Gross margin	5,379	3,755	12,497	8,417
Operating expenses:
Research and development	923	1,011	2,134	2,325
Sales and marketing	832	433	2,253	952
General and administrative	1,577	1,135	4,578	4,481

Total operating expenses	3,332	2,579	8,965	7,758

Income from operations	2,047	1,176	3,532	659
Interest (expense)	(677)	(300)	(801)	(502)
Other income (expense)	145	490	(92)	1,173

Income before minority interest
and income taxes	1,515	1,366	2,639	1,330
Income tax provision	(352)	(257)	(444)	(281)
Minority interest	(500)	(366)	(1,137)	(570)

Net income	$663	$743	$1,058	$479

Basic net income per share	$0.12	$0.16	$0.20	$0.10
Diluted net income per share	$0.09	$0.13	$0.15	$0.09

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Cash Flows

(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2001	2000

Cash flows from operating activities:
Net income	$1,058	$479
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Minority interest	1,137	547
Depreciation and amortization	1,087	1,297
Purchased in-process research and development	–	(125)
Loss on disposal of fixed assets	–	87
Stock options compensation expense	54	162
Changes in operating assets and liabilities:
Accounts receivable	(6,549)	(853)
Inventories	(3,728)	(1,408)
Prepaid expenses and other current assets	(4,349)	(1,318)
Other assets	1,634	(3,908)
Accounts payable	9,260	(1,001)
Accrued liabilities	1,216	(626)
Other payable	(139)	266
Other long-term liabilities	1,095	–

Net cash provided by (used in) operating activities	1,776	(6,401)

Cash flows from investing activities:
Acquisition of property and equipment	(1,390)	(601)
Investment in Shanghai	(266)	115
Proceeds from intangible assets	–	(129)
Change in capital lease obligations	–	(233)

Net cash (used in) investing activities	(1,656)	(848)

Cash flows from financing activities:
Proceeds of common stock	2,823	(10)
Proceeds of preferred stock	–	1
Cost of capital raising	(215)	–
Proceeds from exercise of options	–	316
Proceeds from short-term loan	–	2,812
Repayment of short-term loan	–	(1,352)
Repayment of notes payable	(119)	–
Proceeds from line of credit	2,584	2,526
Proceeds from payable borrowings	–	1,318
Payments on notes receivable	320	–
Other long term obligations	–	320

Net cash provided by financing activities	5,393	5,931

Effect of exchange rate changes	(801)	(240)

Net increase in cash and cash equivalents	4,712	(1,558)
Cash and cash equivalents at beginning of period	5,186	4,169

Cash and cash equivalents at end of period	$9,898	$2,611

Supplemental disclosure of non cash transaction:
Interest paid	$829	$711
Offset of notes payable and notes receivable	$320	–
Issuance of common stock for service provided or to be provided	$437	–
Taxes paid	$1,030	–

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DVS include the accounts of the Company and its subsidiaries. The statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America or interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the nine-month period ended December 31, 2000.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending December 31, 2001. All significant inter-company balances and transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include impairment write-downs of fixed assets and intangibles and the level of accounts receivable and inventory reserves. Actual results could differ from those estimates.

Note 2 - Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income per share is computed using the weighted average number of common and potentially dilutive common shares during the periods, except those that are anti-dilutive. Basic and diluted net income per share is calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net income	$663	$743	$1,058	$479

Weighted average common shares
outstanding (1)	5,548	4,681	5,218	4,602
Dilutive stock options and warrants	1,865	954	1,864	1,029

Total fully diluted shares	7,413	5,635	7,082	5,631

Basic net income per share	$0.12	$0.16	$0.20	$0.10
Diluted net income per share	$0.09	$0.13	$0.15	$0.09

(1) At September 30, 2000, 1,144 shares of common stock in escrow were excluded from the calculation of basic and diluted earnings per share. The common stock in escrow has been forfeited and is excluded from the calculation of earnings per share for this and future periods. At September 30, 2001 and 2000, dilutive stock options and warrants were 1,864 and 1,029, respectively.

Note 3 - Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Nine Months Ended September 30,
	2001	2000

Net income	$1,058	$479
Cumulative foreign currency translation adjustments	(801)	(240)

Comprehensive income	$257	$239

Accumulated other comprehensive income presented on the accompanying consolidated condensed balance sheet consists of the cumulative foreign currency translation adjustments.

Note 4 - Inventories

Inventories consisted of the following (in thousands)

	September 30, 2001	December 31, 2000

Inventories:
Raw materials	$7,293	$3,513
Work in process	3,761	4,800
Finished goods	3,027	2,134

Total inventory	14,081	10,477
Less inventory reserves	(303)	(397)

Net inventory	$13,778	$10,050

Note 5 - Segment Information

The Company is organized in a single business segment, its core business of developing, producing and marketing digital video technology related products which include DVD loaders and other DVD products. While its revenue mainly comes from DVD products, the Company also generates revenue, to a lesser extent, from computer peripherals, equipment and materials.

	Three months ended September 30, 2001	Nine months ended September 30, 2001

Product line:
DVD products	$48,275	$97,313
Computer peripherals	363	752
Equipment & materials	4,241	4,829

Total sales	$52,879	$102,894

A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions could adversely affect operating results.

Geographic information for revenues for the three months and nine months ended September 30, 2001 are as follows:

	Three months ended September 30, 2001	Nine months ended September 30, 2001

Geographic:
Domestic	$501	$716
China	46,429	89,971
Other international countries	$5,949	$12,207

Total sales	$52,879	$102,894

During three months ended September 30, 2001, the Company had two customers who individually accounted for over 10% of sales. Shanghai joint venture partner, Shanghai Industrial Investment Group (SIIG), accounted for sales of approximately $26 million. The other customer, Vestel, accounted for sales of approximately $5 million. SIIG is a joint venture partner of the Company in connection with a manufacturing facility in Shanghai, China.

During nine months ended September 30, 2001, the Company had three customers who individually accounted for over 10% of sales. SIIG accounted for sales of approximately $48 million, and Hyundai and Xingqiu accounted for sales over $11 million and $8 million, respectively.

Note 6 - Equity changes in connection with private placement

During year 2001, the company has issued 866,920 shares of Common Stock, and warrants to purchase 464,286 shares of Common Stock, for total proceeds of approximately $2 million, including cash proceeds and payment in lieu of stock for services provided or to be provided to the Company.

Note 7 - Other

A foreign investment income tax credit is available to offset 75% of income taxes on the Company's foreign subsidiary and net operating loss carryforwards are available to offset current US taxable income.

Intangible assets consisted of the following (in thousands):

	September 30, 2001	December 31, 2000

Good will	$655	$655
Intangible assets of acquired businesses	2,400	2,400
Purchased licenses	–	500

Total intangible assets	3,055	3,555
Less: accumulated amount	(1,947)	(2,160)

	$1,108	$1,395

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the nine-month transition period ended December 31, 2000 and the condensed consolidated financial statements and notes thereto included herein for the three months ended September 30, 2001.

This document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Act of 1995 that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, proposed sales of the Company's products, the markets for the Company's products, and the development of the Company's products. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, the uncertainty of market acceptance of DVD-ROM drives, DVD loaders and other Company products, planned growth of the Company's operations, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, conducting business in foreign countries, such as China and South Korea, the competitive market for the Company's products and other factors described in the Form 10-KSB for the nine-month period ended December 31, 2000, or in other documents the Company has filed from time to time with the Securities and Exchange Commission. A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions, among other things, could adversely affect operating results.

Results of Operations

In the quarter ended September 30, 2001, the Company continued to focus on its core products based on its DVD intellectual property portfolio. This strategy has resulted in certain improvements in operating results as compared with the same period a year ago as presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue	$52,879	$24,618	$102,894	$62,098
Gross profit	5,379	3,755	12,497	8,417
Income from operations	2,047	1,176	3,532	659

The Company has made a strategic decision to offer an aggressive pricing schedule for certain large accounts, despite a number of smaller accounts willing to pay higher prices for the Company's products. The new pricing strategy was adopted to achieve the Company's long term objectives of increased market share and competitiveness, more focused customer services, and significantly stronger buying power. These changes should also help to drive the costs of parts and materials down in time and strengthen the Company's position in the market. The results of this pricing strategy for the periods presented are described in greater detail below.

Revenue for the quarter ended September 30, 2001 increased to $52.9 million, a 115% increase from $24.6 million recorded for the quarter ended September 30, 2000. Gross profit was $5.4 million for the quarter ended September 30, 2001, as compared with $3.8 million of the same quarter last year. Income from operations for the quarter ended September 30, 2001 was $2 million, compared with $1.2 million in the same quarter of the previous year.

Revenue for the nine months period ended September 30, 2001 increased to $102.9 million, a 65% increase from $62 million recorded for the period ended September 30, 2000. Gross profit was $12.5 million for the nine months ended September 30, 2001, as compared with $8.4 million of the same period last year. Income from operations for the nine months ended September 30, 2001 was $3.5 million, compared with $0.7 million in the same period of the previous year.

A more detailed discussion and comparison of these results is presented below.

For the Three Months Ended September 30, 2001
Compared with the Three Months Ended September, 2000

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenue for the three month period ended September 30, 2001 compared with the three month ended September 30, 2000. See Condensed Consolidated Statements of Operations.

Percent of Revenue	Three Months Ended September 30,
	2001	2000
Revenue	100.0%	100.0%
Gross margin	10.2%	15.3%
Research and development	1.7%	4.1%
Sales and marketing	1.6%	1.8%
General and administration	3.0%	4.6%
Income from operations	3.9%	4.8%
Net income	1.3%	3.0%

Consolidated Revenue	Three Months Ended September 30,		% Change
	2001	2000
Amount (in thousands)	$52,879	$24,618	115%

As primarily a result of the new pricing strategy described above, total revenue increased by $28.3 million, or 115%, for the three months ended September 30, 2001 compared with the three months ended September 30, 2000. The new pricing strategy resulted in a direct increase in the number of DVD product units sold to customers. International revenue, consisting primarily of sales of DVD loaders or CKD (Completely Knocked Down) kits of DVD loaders, represented over 90% of revenue for the quarter ended September 30, 2001. The DVD loaders are sold directly, or indirectly through agents, to DVD player manufacturers in China and certain other countries, for export or local consumption. As the majority of such DVD player manufacturers are located overseas, the Company expects that international sales will continue to constitute a significant portion of its revenue in future periods.

Likewise, as primarily a result of the new pricing strategy, in the three months ended September 30, 2001, foreign sales in China were approximately $47 million as compared with $16 million for the three months ended September 30, 2000.

Gross Profit	Three Months Ended September 30,		% Change
	2001	2000
Amount (in thousands)	$5,379	$3,755	43%
As a percentage of revenue	10.2%	15.3%	–

Also attributable to the new pricing strategy was an increase in gross margin on dollar terms. During the three months ended September 30, 2001, gross margin was 10.2% of revenue, or $5.4 million, which is an increase of $1.6 million, or 43.2%, compared with $3.8 million for the corresponding quarter of 2000. The Company intends to closely monitor the market supply and demand conditions and adjust its pricing where necessary for optimal long term benefits.

Research and Development	Three Months Ended September 30,		% Change
	2001	2000
Amount (in thousands)	$923	$1,011	(9%)
As a percentage of revenue	1.7%	4.1%	–

Research and development expenses consist primarily of personnel and equipment prototype costs required for the Company's product development efforts. Research and development spending in this quarter was reduced to 1.7% of revenue, compared with 4.1% for the corresponding quarter a year ago, although in dollar terms they were at about the same level for both periods.

Sales and Marketing	Three Months Ended September 30,		% Change
	2001	2000
Amount (in thousands)	$832	$433	92%
As a percentage of revenue	1.6%	1.8%	–

Sales and marketing expenses consist primarily of personnel and consulting costs related to our sales process and the marketing of our products, as well as sales commissions and expenses related to promotion activities. Sales and marketing expenses for the three month period ended September 30, 2001 increased in dollar terms by $0.4 million, or 92%, as compared with the corresponding quarter of 2000, although as a percentage of revenue they were at about the same level for both periods. This increase was in line with the additional activities involved with the increased revenue.

General and Administrative	Three Months Ended September 30,		% Change
	2001	2000
Amount (in thousands)	$1,577	$1,135	39%
As a percentage of revenue	3.0%	4.6%	–

General and administrative expenses consist of administrative salaries, bonuses and benefits, insurance, facility leases, fees for legal and accounting services, investor relations and other related costs. General and administrative expenses in this quarter were reduced to 3.0% of revenue, from 4.6% for the corresponding quarter in 2000. General and administrative expenses in this quarter increased on dollar terms by $0.4 million, or 39%, as compared with the corresponding quarter of 2000. This increase was consistent with the additional administrative activities associated with the increased revenue.

For the Nine Months Ended September 30, 2001
Compared with the Nine Months Ended September 30, 2000

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenue for the nine-month period ended September 30, 2001 compared with the nine-month period ended September 30, 2000. See Condensed Consolidated Statements of Operations.

Percent of Revenue	Nine Months Ended September 30,
	2001	2000
Revenue	100.0%	100.0%
Gross margin	12.1%	13.6%
Research and development	2.1%	3.7%
Sales and marketing	2.2%	1.5%
General and administration	4.4%	7.2%
Income from operations	3.4%	1.1%
Net income	1.0%	0.8%

Consolidated Revenue	Nine Months Ended September 30,		% Change
	2001	2000
Amount (in thousands)	$102,894	$62,098	66%

As described above, the Company's new pricing strategy was a major contributing factor in an increase in revenue during the nine months ended September 30, 2000. Total revenue increased by $40.8 million, or 66%, for the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000. International revenue, consisting primarily of sales of DVD loaders or CKD (Completely Knocked Down) kits of DVD loaders, represented over 90% of revenue for the nine months ended September 30, 2001. The DVD loaders are sold directly, or indirectly through agents, to DVD player manufacturers in China and certain other countries, for export or local consumption. As the majority of such DVD player manufacturers are located overseas, the Company expects that international sales will continue to constitute a significant portion of its revenue in future periods.

Gross Profit	Nine Months Ended September 30,		% Change
	2001	2000
Amount (in thousands)	$12,497	$8,417	48%
As a percentage of revenue	12.1%	13.6%	–

As a result of the new pricing strategy and the resulting increase in DVD product units sold, gross profit was $12.5 million for the nine months ended September 30, 2001, or an increase of 48% compared with $8.4 million for the corresponding period of 2000. Overall gross profit as a percentage of total revenue for the nine months ended September 30, 2001 was 12.1% as compared with 13.6% for the same period a year ago.

Research and Development	Nine Months Ended September 30,		% Change
	2001	2000
Amount (in thousands)	$2,134	$2,325	(8%)
As a percentage of revenue	2.1%	3.7%	–

Research and development expenses consist primarily of personnel and equipment prototype costs required for the Company's product development efforts. Research and development spending in this nine months ended September 30, 2001 was reduced to 2.1% of revenue, as compared with 3.7% for the corresponding period of 2000, although they were at about the same level in dollar terms for both periods.

Sales and Marketing	Nine Months Ended September 30,		% Change
	2001	2000
Amount (in thousands)	$2,253	$952	137%
As a percentage of revenue	2.2%	1.5%	–

Sales and marketing expenses consist primarily of personnel and consulting costs related to our sales process and the marketing of the Company's products, as well as sales commissions and expenses related to promotion activities. Sales and marketing expenses for the nine month period ended September 30, 2001 were $2.3 million, compared with $1.0 million for the corresponding period of 2000. This increase was in line with the additional activities involved with the increased revenue.

General and Administrative	Nine Months Ended September 30,		% Change
	2001	2000
Amount (in thousands)	$4,578	$4,481	2.2%
As a percentage of revenue	4.4%	7.2%	–

General and administrative expenses consist of administrative salaries, bonus and benefits, insurance, facility leases, fees for legal and accounting services, investor relations and other related costs. The general and administrative expenses as a percentage of revenue for the nine months ended September 30, 2001 were 4.4%, as compared with 7.2% for the corresponding nine months of 2000. These expenses in dollar terms were about at the same level for both periods.

Liquidity and Capital Resources

The Company had working capital at September 30, 2001 of $8.7 million as compared with working capital of $1.1 million at September 30, 2000.

Net cash provided by operating activities was $1.8 million for the nine months ended September 30, 2001 as compared with $6.4 million used by operating activities in the nine months ended September 30, 2000. The increase in cash generated by operating activities was primarily the result of an increase in accounts payable by $9.2 million, an increase in both accrued liabilities and other long term liabilities by $2.3 million, a reduction of other assets by $1.6 million, and an increase of $2.2 million from minority interest and net income. Cash was primarily used by an increase in accounts receivable by $6.5 million, an increase in inventory by $3.7 million and an increase in certain prepaid expenses and other assets by $4.3 million.

Net cash used in investing activities was $1.7 million for the nine months ended September 30, 2001, which consisted of $1.4 million for the acquisition of property and equipment and $0.3 million investment in the Shanghai joint venture.

Net cash provided by financing activities was $5.4 million for the nine months ended September 30, 2001. The cash provided by financing activities in this period totaled $5.4 million, consisting of $2.6 million proceeds from line of credit, $2.6 million net proceeds from the sale of the Company's common stock in a private placement, and $0.3 million proceeds from notes receivable. The $0.1 million cash used in financing activities was primarily used for repayments of notes payable.

The Company has lines of credit with several Korean banks, with a total borrowing limit of approximately $12 million. The Company also has approximately $20 million as payment guarantees under letters of credit. The operations of DVS Korea are expected to generate cash sufficient to fund continued growth and to provide funds to the US headquarters through royalty payments and the distribution of dividends. Additional credit facilities are expected to be provided by partners in China for the operations of the Shanghai joint venture. We believe that our available cash, cash equivalents, investments, the proceeds from recent stock offerings and our lines of credit will be sufficient to meet our operating expenses and capital requirements through the next twelve months. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and future sales of our products.

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

In the Company's Annual Report on Form 10-KSB for the nine months ended December 31,2000, the Company disclosed the existence of certain litigation with a former employee in Korea. On October 12, 2001, the presiding judges of the Suwon District Court of the Republic of Korea entered a judgment dismissing the complaint filed by the former employee against DVS Korea Co., Ltd., a majority owned subsidiary of the Company. The judgement dismissed the employee's claims and ordered the employee to pay the costs associated with the lawsuit. The employee has subsequently filed an appeal to a higher court in Korea. Litigation by its very nature is uncertain and there are no guarantees that the Company will ultimately prevail. However, the Company believes that it has meritorious defenses for the case and intends to vigorously defend against this action.

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

Item 2. Changes in Securities and Use of Proceeds

On August 7, 2001, the Company issued warrants to purchase 30,000 shares of Common Stock to an outside professional in compensation for services provided to the Company.

On July 9, 2001, the Company sold 175,406 shares of its Common Stock to certain investors familiar to current management pursuant to a private placement made in reliance on Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act. The Company obtained approximately $352,500 in aggregate cash proceeds and received certain professional services valued at approximately $60,000.

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

Date: November 12, 2001
DIGITAL VIDEO SYSTEMS, INC.
	By:	/s/ Douglas T. Watson Douglas T. Watson Interim Chief Operating Officer (PRINCIPAL EXECUTIVE OFFICER)
/s/ Karen Tan Karen Tan Acting Controller (PRINCIPAL FINANCIAL OFFICER)