Form 10-K405
period 2001-12-31
DIGITAL VIDEO SYSTEMS INC
filed 2002-04-01
CIK 1009395

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 0-28472

DIGITAL VIDEO SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0333728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1731 Technology Drive, Suite 810
San Jose, California    95110
(Address of Principal Executive Offices including Zip Code)

(408) 392-0268
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value [$0.0001] per share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

      As of March 27, 2002 there were approximately 5,848,120 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on March 28, 2002) was approximately $13,180,844. Shares of the registrant's Common Stock held by each executive officer and director and by each entity that owns 5% or more of the registrant's Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Definitive Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of Registrant's fiscal year ended December 31, 2001.

DIGITAL VIDEO SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2001
INDEX

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the federal securities laws, particularly statements referencing gross margin costs and operating expenses; factory utilization rates; the sufficiency of our cash balances and cash flows for the next twelve months; potential investments of cash or stock to acquire or invest in complementary businesses, products or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "intends," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in "Factors That May Affect Future Results" and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

PART I

Item 1. Business

Overview

Digital Video Systems, Inc. ("DVS"), ("DVSI") or (the "Company") was founded in 1992 to develop, manufacture and market digital video compression and decompression hardware and software for entertainment, commercial and educational applications. Since our inception, we have been involved in the marketing and development of a variety of products and technologies in the digital video arena, such as video CD players, the design of decoder chips, networked video servers that provide near Video-on-Demand, digital Ad-Insertion systems that automatically insert digital video commercials into broadcasting programs, video players for commercial kiosk applications, DVD players under agreements with original equipment manufacturers (OEM's) or under the DVS brand name, and other products developed for the computer peripheral market. During the fiscal year ended March 31, 1999, we migrated our product offerings into DVD technology, while phasing out certain older discontinued product lines. Our current product offerings primarily include DVD loaders, DVD-ROM drives and other DVD based products.

During fiscal 1997, which ended on March 31, 1997, we completed our initial public offering (the "IPO") and a follow-on public offering ("Secondary Offering"). The IPO and Secondary Offering generated total net proceeds of approximately $43.7 million.

In June 1998, during a nationwide economic crisis in Korea, the Company's founder, Dr. Edmund Y. Sun, introduced to us the opportunity to acquire Hyundai Electronics Industries, Co., LTD's ("Hyundai") DVD operations. To aid the Company in completing the acquisition, Dr. Sun provided a $1.0 million loan to us as a short-term note that was convertible to common shares. With the $1.0 million cash 285,714 shares of our common stock, DVS was able to complete the acquisition. The two million shares of our common stock were issued to Hyundai in exchange for a perpetual, worldwide, royalty- free license to Hyundai's DVD technologies and related intellectual properties. The $1.0 million cash was paid to Hyundai to acquire its production equipment, inventory, production supplies, test equipment, furniture, and computer systems of Hyundai's DVD-ROM operations. This acquisition provided a basis for the improvement in our operating results during the fiscal years 2000 and 2001. We refer to the assets acquired in this acquisition as our "New Media Division."

Pursuant to an Investment Agreement dated October 15,1998 Oregon Power Lending Institution ("OPLI") and other investors had the right to invest up to $12.25 million in the Company. By March 31, 1999, OPLI and certain other investors had provided the Company with $6.5 million in additional financing. The cash infusion from OPLI and certain other investors enabled us to establish the operations of DVS Korea Co., Ltd., our 75% owned Korean subsidiary ("DVS Korea"), provide the working capital required to expand DVS Korea's DVD production, increase sales, reduce certain liabilities, pay certain costs relating to corporate restructuring, as well as provide capital for continued marketing, R&D, and corporate overhead expenses.

Our principal executive offices are located at 1731 Technology Drive, Suite 810, San Jose, California 95110, and our telephone number at that location is (408) 392-0268. We were incorporated in Delaware in October 1992.

Recent Developments

In late 1999, the Company and Shanghai Industrial Investment Group (SIIG) began negotiations to establish a business relationship for the purpose of manufacturing DVD loaders in mainland China. The purpose of the Joint Venture in Shanghai China was to allow the Company to take advantage of certain tax savings and lower labor and material costs. Since many DVD player manufacturers are already located in China, the resulting shipping time and cost savings were expected to be substantial. Shanghai Fangyuan Digital Technology Ltd. ("SFDT") was formed. SFDT is 51% owned by our Korean subsidiary, 10% owned by a U.S. entity with DVS having a purchase option as to such ownership rights, and 39% owned by SIIG.

The manufacturing facilities of SFDT began operations in May 2001 and over one million units were produced in the last fiscal year. SFDT has contributed almost $30 million of the Company's total revenue in 2001.

The manufacturing facilities of SFDT occupy approximately 73,000 square feet in a six story building located in an industrial park in Shanghai. SFDT decided to purchase the building in 2001. The first two floors are used as warehouse space, the next three floors are used for production, and the sixth floor is used as administrative offices. Each production floor can house up to four assembly lines. We believe that this facility has dramatically increased our capacity to meet future production demands.

During the fourth quarter of 2001, our Korean subsidiary opened a new factory in Korea to produce high end products expected to have greater margins and higher quality control. The new Korea factory occupies approximately 39,000 square feet. It is situated in a 155,830 square foot parcel of land. The land is owned by the Korean government, which has granted the Company a 20-year rent-free lease. The building is owned by DVS Korea. The factory can accommodate up to six assembly lines.

With the addition of this production capacity, we believe the Company is well positioned to continue to expand its market share and to create certain competitive advantages.

Our Products

Our current product offerings consist primarily of DVD-ROM drives and DVD loaders. We also produce and/or market other products for the consumer products, commercial video and computer peripherals markets, which are described in greater detail below.

DVD-ROM Drives

The DVD-ROM drive is used in personal computers as a storage medium. A DVD-ROM drive looks and operates in a similar manner to that of a CD-ROM drive. The principal benefits of a DVD-ROM drive versus a CD-ROM drive are its substantially higher storage capacity and its ability to provide enhanced multimedia capabilities for computer games and videos.

Our first DVD-ROM drive, rated at 2X DVD-ROM speed, was produced in July 1998. (The optical drive industry has established certain test criteria to determine the speed at which a drive operates relative to a standard for a DVD-ROM drive or that for a CD-ROM drive. The higher the speed, the higher the "X" number.) In September 1998, we supplied our key customers with prototypes of our 5.2X speed DVD-ROM drive. Production and initial sales of the 5.2X speed DVD-ROM drive occurred in October. In January 1999, we introduced our 6.2X speed DVD-ROM drive, which was produced and sold from February 1999. We also introduced the 8X DVD-ROM drive model in August 1999, the 10X DVD-ROM drive at the Comdex Show in November 1999, and the 12X DVD-ROM drive at Computex in June 2000. In February 2001 we designed a 16X DVD-ROM drive, but have not commenced production due to certain competitive factors such as production costs, product royalties and market demand. Our DVD-ROM drives are compatible with DVD-Video, DVD-R, and virtually all CD formats including CD-ROM, CD-Audio, CD-R, CD-RW, Video CD, CD-I/FMV, multi-session Photo CD, and Photo CD.

DVD Loaders

We have developed a number of models of DVD loaders with the ATAPI or AV interfaces, which are offered with competitive pricing, quality, functionality and service. Unlike DVD-ROM drives, a high data transfer rate is not a competitive factor in the market for DVD Loaders. However, the ability to read imperfect discs is an important differentiating factor. We believe that our DVD products have earned an excellent reputation with respect to this factor.

Other Products

On a smaller scale, our product offerings include other computer peripherals such as rewritable compact discs (CD-RWs), thin-film-transistor liquid crystal display (TFT LCD) monitors, and DVD players.

When connected to a PC, the CD-RW drive allows the user to record data, audio, images, or video on a CD disc that can be read by a CD-ROM drive, an audio CD player, a video CD player, or a DVD-ROM drive, depending upon the type of data recorded.

Compared with an ordinary CRT (Cathode Ray Tube) monitor, the TFT LCD monitor is a flat-panel display that offers much smaller size, footprint and power consumption. Some models of the TFT LCD monitor that we offer include a TV tuner, so that the monitor can also be used as an ordinary television.

Research and Development

During fiscal 2001, our research and development efforts focused on enhancing our DVD technologies, improving product quality, reducing costs of manufacturing, enhancing product functionality, adopting new and improved key components, developing new products, and improving the integration of our products by our customers.

As of December 31, 2001, we had 54 engineering personnel, some of whom focus on supporting the sales and marketing efforts in connection with customizing product applications for specific customers.

There can be no assurance that our research and development efforts will progress as anticipated, that we will be able to reduce costs sufficiently to be able to compete with others marketing similar products or that new product models will be developed on a timely basis.

Sales, Marketing and Distribution

Our DVD-ROM drives have been sold to OEM's and distributors of PC's and PC peripherals. Beginning in late 1999, due to the global over-supply of DVD-ROM drives, we temporarily stopped our production of DVD-ROM drives and devoted our DVD production lines to the production of DVD loaders, which were more profitable and in higher demand during that period. However, we continued to develop more advanced models of DVD-ROM drives such as the 8X to 16X models described above.

We continue to pursue potential customers for our DVD-ROM drives both at the OEM level and the distributor level. We are optimistic as to the rate of growth and eventual size of the world-wide DVD-ROM drive market, and we hope to expand our presence in the DVD-ROM drive market.

We sell our DVD loaders to OEMs of DVD players that do not independently produce the DVD loaders used in their DVD players. Many of these OEMs are located in China, Taiwan, Hong Kong, and other countries. China is one of the largest markets for DVD players, and some of the DVD player manufacturers in China have been active in exporting their products outside China at very competitive prices. Some of these DVD player models have been offered in the United States and Europe under other brand names.

During fiscal 2001, due to active marketing and field engineering, the sales of our DVD loaders have dramatically increased relative to prior periods. We are optimistic that our DVD loader business will continue to grow in the foreseeable future.

In the past, we sold CD-based Video Engine products to Kiosk distributors, who integrated our products as part of a complete solution that include software titles. Although our Video Engines offer a higher margin, sales volume is relatively small. Subject to favorable evaluation of this product line, we may develop and introduce next generation Video Engines to incorporate the DVD technologies.

Over the years, we have established global sales and distribution channels for consumer electronic and computer peripheral products. We sell these products to OEM's and distributors.

Our sales and marketing personnel attend tradeshows to increase the awareness and interest in our product offerings. We employ about ten full time marketing and sales personnel based in United States and South Korea, who travel to other parts of the world, to sell our products to OEM's and distributors. We also work with agents and distributors that conduct business internationally.

Intellectual Property and Other Proprietary Rights

Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. In addition, we have patents and design rights granted in the United States, Korea, China and other countries, covering 9 to 17 years. These patents and design rights include areas such as DVD video and DVD ROM applications. We cannot be certain that these measures will adequately protect our intellectual property rights.

Competition

There are a number of foreign-based electronic manufacturers substantially larger in size and greater in financial, marketing, and other resources than us, such as, Thomson Electronics, Sanyo and Phillips that are competitors or potential competitors with respect to our DVD products. Some competitors may develop alternative products to compete with our products. They may also begin operations or expand their existing operations into our market segments. In the distribution and sales of our other products, there are also many well known competitors with substantially greater resources.

We have developed certain strategies to remain competitive in the market. However, there can be no assurance that future technological advances by competitors will not result in improved products or services that could adversely affect our business.

Competition in the electronics industry also extends to attracting and retaining qualified technical and marketing personnel. We have also implemented strategies in this regard, which we believe have succeeded in attracting and retaining talented and hardworking personnel with very low turnover. However, there can be no assurance that we will continue to be successful in attracting and retaining such qualified personnel in the future.

Employees

At March 15, 2002, we had 152 full time employees, including employees of our subsidiaries. We believe that our future prospects will depend, in part, on our ability to obtain additional management, finance, accounting, marketing, sales, manufacturing, and technical personnel. Competition for such personnel is substantial, and the number of persons with relevant experience is limited. None of our employees is represented by a labor union. We believe that our employees relations are good.

Item 2. Properties

As of March 15, 2002, we had the following facilities leased from third parties, where our executive offices, manufacturing, engineering, research and development and testing facilities are located.

Facility	Location	Size (sq. ft.)	Monthly Rent (in thousands)
US Main Offices	San Jose, CA	2,500	$ 11.0
US Sales Offices	San Jose, CA	2,600	$ 4.0
Korea Main Offices	Seoul, Korea	36,800	$ 7.5
Korea Branch Offices	Chunan, Korea	1,100	$ 0.5
China Sales Offices	Shenzhen, China	1,600	$ 1.1
Korea Factory	Kyunggi Do, Korea	39,060	Company Owned
China Joint Venture Factory and Warehouse	Shanghai, China	73,000	$ 9.4*

*This amount represents the monthly mortgage payment on the building which was purchased in 2001.

We believe these facilities are adequate and suitable to meet our needs for at least the next 12 months.

Item 3. Legal Proceedings

We may from time to time become a party to various legal proceedings arising in the ordinary course of our business. We do not believe that the outcome of any of such legal matters arising in the ordinary course of business will have a material adverse effect on our business, operating results or financial condition.

On December 4, 2001, a lawsuit was filed in United States District Court, Northern District of California against DVS and certain directors, officers and employees of DVS. The plaintiffs in the foregoing action, Glenbrook Capital Limited Partnership, Oxcal Venture Fund, Limited Partnership, Pratrap Kondamoori and Bruce C. Bailey, are certain investors that purchased securities from DVS in May 2001 and July 2001 in transactions not involving a public offering. The complaint relating to these transactions purports to allege claims relating to breach of contract, fraud, misrepresentation and violation of the Securities Exchange Act. The plaintiffs seek damages in excess of $1 million, punitive damages and costs of suit. As of March 31, 2002, DVS and the other defendants have not yet answered any of complaints listed above, and discovery had not yet commenced. Although DVS believes that it has certain meritorious defenses to the complaints and intends to vigorously defend the action, an adverse judgment by a court or jury could have a material and adverse effect on DVS's business, results of operation and financial condition.

DVS Korea is involved in a lawsuit with a former employee who is claiming unfair dismissal. The DVS Korea's legal counsel has not been able to provide an estimate of damages nor have they been able to determine the likelihood of loss. The Company had accrued $90 at December 31, 2001 and 2000. During the period, in accordance with a Korean court order, DVS Korea deposited $1,160 with the court until this litigation is resolved. This deposit is included in prepaid expenses in other current assets as of December 31, 2001 and 2000. Management intends to defend this lawsuit vigorously and expects to receive the deposit back during the next year.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Executive Officers

The following table sets forth certain information concerning our executive officers as of March 15, 2002:
Name	Age	Position
Douglas T. Watson	49	Chief Executive Officer and Director
Edmund Y. Sun, Ph.D.	53	Chief Technical Officer and Director
Da King Lu	59	Vice President, Finance
Michael Chen	50	Vice President, Operations

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is a full-time employee. There is no family relationship between any of our executive officers or directors.

Douglas T. Watson, Chief Executive Officer

Mr. Watson has served as a Director since November 1998 and has served as a member of the Executive Committee from November 1998 to March 2002. He became Chief Executive Officer in February 2002. Mr. Watson is currently President and Chief Executive Officer of Astoria Metal Corporation (AMC), a ship repair and dismantling firm which he founded in 1992, that has operations in San Francisco and Long Beach.

Edmund Y. Sun, Ph.D., Chief Technical Officer

Dr. Edmund Y. Sun is our founder and has served as our Co-Chairman of the Board since that time. Dr. Sun has also served as our Chief Technical Officer since June 1998. From October 1992 to June 1998, Dr. Sun served as our Chief Executive Officer and from October 1992 to May 1996, he served as our President. Dr. Sun founded C-Cube Microsystems Inc. ("C-Cube"), a public company involved in the development of full-color still and motion picture compression technology, and was its Chief Executive Officer from March 1989 to September 1991, and Chairman of the Board from August 1988 until April 1993. Dr. Sun was also previously a founder, Vice President and Chief Technical Officer of Weitek Corporation, a public company involved in high-speed three-dimensional shaded graphics systems and the use of high speed chips in various computer applications. Dr. Sun is a director of CSS Laboratories Inc., a privately held computer hardware company. Dr. Sun has a Ph.D. in Applied Physics and an M.S. in Electrical Engineering from California Institute of Technology, and a B.S. in Electrophysics from National Chiao-Tung University in Taiwan.

Da King Lu, Vice President of Finance

Da King Lu joined us in August 1999 as the Director of Investor Relations. He became the Vice President of Finance in November 2001. From March 1998 to July 1999, Mr. Lu was the Vice President of Syntran Color Imaging, Inc., an importer of consumer electronic products. Prior to March 1998, Mr. Lu was President of Lu Realty & Development where he was involved with real estate development in Santa Clara County, California. Mr. Lu holds a B.S. degree in Mathematics and a BSEE degree from the University of Michigan and an MBA from Rutgers University.

Michael Chen, Vice President of Operations

Michael Chen served as a Director from November 1998 until March 2002 and served as a member of the Executive Committee from December 2001 to February 2002. He also served as a Vice President of the Company since November 1999. Prior to that, Mr. Chen served as President of EMEE, Inc., a developer of intelligent electronic devices for automotive applications. Mr. Chen holds a B.S. degree in Physics from National Taiwan University, an M.S. degree and Ph.D. candidacy in Electrical Engineering from Stanford University. Mr. Chen has indicated that he intends to resign from his position as Vice President of Operations effective April 15, 2002 to pursue other interests.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is listed on the Nasdaq Smallcap Market under the symbol "DVID." The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the Nasdaq Smallcap Market for each quarter within the last two years.

	High	Low
Fiscal 2000 First Quarter* Second Quarter Third Quarter Fourth Quarter Fiscal 2001 First Quarter Second Quarter Third Quarter Fourth Quarter	$ 23.500 15.438 10.250 8.250 $ 4.250 6.220 3.999 6.990	$ 9.188 6.063 6.125 2.188 $ 1.688 2.563 1.700 2.050

_________

*First quarter reflects the high and low sales prices per share for common stock for the period between January 2000 and March 2000 which was the fourth quarter of the Company's fiscal year ending March 31, 2000. The Company subsequently changed its fiscal year end to December 31.

On March 28, 2002, the last reported sale price for the Common Stock was $3.15 per share.

As of March 27, 2002, there were approximately 210 holders of record of our Common Stock. This number does not reflect the number of beneficial holders of the Common Stock, which we believe is more than 3,000.

We have never paid cash dividends on our Common Stock. At present, we intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

                                                 Nine Month
                                                   Fiscal
                                    Fiscal Year    Period
                                       Ended        Ended        Fiscal Year Ended March 31,
                                    December 31, December 31, ----------------------------------
                                       2001         2000         2000        1999        1998
                                    -----------  -----------  ----------  ----------  ----------
                                                (in thousands, except per share data)

Consolidated Statement of
  Operations Data:
Net revenue....................... $   159,871  $    73,103      60,292      17,111      17,638
Gross profit......................      14,076       10,100       7,783         744      (2,890)
Research and development..........       2,503        2,493       2,492       6,193       8,082
Sales and marketing...............       2,173        1,902       1,828       3,072       5,771
General and administrative .......       7,612        3,467       5,639       8,627       9,447
Purchased in-process research
  and development.................         --           --          --          500         617
Restructuring (gain) loss.........         --           --          --       (1,134)        --
Gain (loss) from operations.......       1,788        2,248      (2,176)    (18,782)    (26,807)
Income (loss) before income tax
  provisions and minority interest       1,895        2,226       1,198     (18,832)    (25,718)
Net income (loss)                          868        1,148         861     (18,832)    (25,718)
Net income (loss) per share (1):
  Basic........................... $      0.16  $      0.25        0.20       (1.27)      (2.09)
  Diluted......................... $      0.14  $      0.21        0.20       (1.27)      (2.09)
Weighted average number of
  shares outstanding..............       6,146        5,419       4,363       2,468       1,754

                                          December 31,                    March 31,
                                    ------------------------  ----------------------------------
                                       2001         2000         2000        1999        1998
                                    -----------  -----------  ----------  ----------  ----------
                                                (in thousands, except per share data)
Consolidated Balance Sheet Data:
Current assets.................... $    34,892  $    22,400  $   15,657  $   11,799  $   13,881
Current liabilities...............      29,896       19,977      15,521      11,969       5,552
Working capital...................       4,996        2,423         136        (170)      8,329
Total assets......................      45,636       30,008      22,975      16,093      15,728
Total liabilities.................      31,648       21,537      17,375      11,969       5,552
Additional paid in capital........      71,350       69,020      68,088      70,467      56,510
Accumulated deficit...............     (61,970)     (62,838)    (63,986)    (67,946)    (46,015)
Total stockholders equity                9,111        6,683       5,600       4,124      10,176

_________

(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

It is important to note that, the Company changed its fiscal year end from March 31 to December 31, beginning with the year ended December 31, 2000. Therefore the present report on Form 10-K covers the twelve-month period from January 1, 2001 to December 31, 2001. A number of the comparisons presented in this report are comparing the results of this twelve-month period ended December 31, 2001 with the nine-month period ended December 31, 2000 and with the twelve months' results of the fiscal year ended March 31, 2000.

During the twelve-month period ended December 31, 2001, the Company has continued to carry out the strategy to focus on products based on its DVD intellectual property portfolio, while seeking to reduce overhead and eliminate product lines and operations that were under-performing. The results of these efforts are highlighted in the table below:

                                      Twelve        Nine
                                      Months       Months                 Fiscal Year
                                       Ended        Ended       (Twelve Months) Ended March 31,
                                    December 31, December 31, ----------------------------------
                                       2001         2000         2000        1999        1998
                                    -----------  -----------  ----------  ----------  ----------
                                                             (in millions)
Revenue........................... $     159.9  $      73.1  $     60.3  $     17.1  $     17.6
Gross profit (loss)...............        14.1         10.1         7.8         0.7        (2.9)
Operating income (loss)...........         1.8          2.2        (2.2)      (18.8)      (26.8)
Net income (loss).................         0.9          1.1         0.9       (18.8)      (25.7)

The revenue for the twelve-month period ended December 31, 2001 was $159.9 million, compared with $73.1 million for the nine-month period ended December 31, 2000, and compared with $60.3, $17.1 and $17.6 million for the twelve-month periods of fiscal years ended March 31, 2000, 1999 and 1998.

Gross margin for the twelve month period ended December 31, 2001 was 8.8%, compared with 13.8% for the nine-month period ended December 31, 2000, and compared with 12.9%, 4.3% and (16.4%) for the fiscal years ended March 31, 2000, 1999 and 1998.

In the twelve-month period ended December 31, 2001, the Company achieved income from operations of $1.8 million compared with $2.2 million for the nine-month period ended December 31, 2000, and compared with operating losses of $2.2, $18.8 and $26.8 million for the fiscal years ended March 31, 2000, 1999 and 1998.

The net income for the twelve-month period ended December 31, 2001 was $0.9 million, compared with $1.1 million for the nine-month period ended December 31, 2000, and compared with the net income of $0.9 million for the fiscal year ended March 31, 2000 and net losses of $18.8 and $25.7 million for the fiscal years ended March 31, 1999 and 1998.

The Company is reporting working capital of $5.0 million at December 31, 2001, $2.42 million at December 31, 2000, and $0.14 million at March 31, 2000. The Company has increased credit lines and letter of credit facilities with banks from about $31 million at December 31, 2000 to about $48 million at December 31, 2001.

Additional credit facilities are expected to be provided by partners in China for the operations of the joint venture. These sources of funds are expected to be sufficient for operations outside Korea in the year ahead, including meeting certain obligations that were incurred in the past, which were mainly due to losses from prior operations.

Since December 2001 and continuing through this "off season" period all of our production needs are being met by the Korean manufacturing facilities. As we enter into the peak season beginning in the Summer of 2002 and as our overall needs for additional capacity increase, we expect that the Shanghai facility will be more fully utilized and that it remain in the future, including in subsequent off-season periods.

Management expects to receive market pressure to reduce prices in the coming year due to increasingly intense competition in the DVD market. The Company has implemented certain measures to face the competitive challenges ahead such as the establishment of lower cost manufacturing in Shanghai and implementation of a single board solution, and is now testing a single chip solution, all of which should lower our manufacturing costs.

Results of Operations for the Twelve-Month Period Ended December 31, 2001 Compared to the Nine-Month Period Ended December 31, 2000 ("Fiscal 2000")

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenues for the twelve-month period ended December 31, 2001, the nine-month period ended December 31, 2000 and the fiscal year ended March 31, 2000. Please see our Consolidated Financial Statements of Operations for additional details.

                                     Twelve        Nine        Fiscal
                                     Months       Months        Year
                                     Ended         Ended        Ended
                                  December 31,  December 31,  March 31,
                                      2001         2000         2000
                                  ------------  -----------  -----------
                                           (percent of revenue)
Revenues........................        100.0%       100.0%       100.0%
Gross margin....................          8.8%        13.8%        12.9%
Research and development........          1.6%         3.4%         4.1%
Sales and marketing.............          1.4%         2.6%         3.0%
General and administrative......          4.8%         4.7%         9.4%
Operating income(loss)..........          1.1%         3.1%        -3.6%
Net income                                0.5%         1.6%*        1.4%*

_________

* includes one-time gain from sale of certain assets related to discontinued product lines.

                                     Twelve        Nine        Fiscal
                                     Months       Months        Year
                                     Ended         Ended        Ended
                                  December 31,  December 31,  March 31,
                                      2001         2000         2000
                                  ------------  -----------  -----------
                                               (in thousands)
Consolidated revenue............ $    159,871  $    73,103  $    60,292

As set forth above, total revenue in the twelve- month period ended December 31, 2001 was $159.9 million, about 119% higher than the $73.1 million for the nine-month period in 2000. This significant increase of $86.8 million was in part due to the additional three months of the current year period coupled with the additional manufacturing brought on line in Korea and in Shanghai. Overseas sales represented almost 100% of revenue for the twelve-months ended December 31, 2001, as was the case for the nine- month period ended December 31, 2000. During the twelve months ended December 31, 2001, SIIG, our joint venture partner in China, was our major customer, accounting for over 10% of sales.

Net income of $0.9 million for the twelve-month period ended December 31, 2001 was lower than the $1.1 million for the nine-month period ended December 31, 2001, primarily because of increased expenses relating to the establishment of new manufacturing facilities in Korea and China.

                                     Twelve        Nine        Fiscal
                                     Months       Months        Year
                                     Ended         Ended        Ended
                                  December 31,  December 31,  March 31,
                                      2001         2000         2000
                                  ------------  -----------  -----------
                                               (in thousands)
Gross margin.................... $     14,076  $    10,110  $     7,783
   as a percentage of revenue...          8.8%        13.8%        12.9%

The sharp reduction in gross margin was principally due to the opening of a new plant in Korea and the opening of the factory in Shanghai, China. Additionally the Company increased its monthly output, as measured by net sales, an average of about 70%, from the prior period and had to absorb the transition costs associated with such a sharp increase. And as previously mentioned, the increased pricing pressure from competition contributed to the decline in gross margin.

Looking ahead to fiscal year ending December 31, 2002, we expect to experience continued pricing pressure as competition becomes more intense in the Company's customer base and the DVD market. To reduce or offset the impact, the Company has taken steps to lower costs and expenses which include controls relating to our purchasing and engineering efforts.

                                     Twelve        Nine        Fiscal
                                     Months       Months        Year
                                     Ended         Ended        Ended
                                  December 31,  December 31,  March 31,
                                      2001         2000         2000
                                  ------------  -----------  -----------
                                               (in thousands)
Research and development........ $      2,503  $     2,493  $     2,492
   as a percentage of revenue...          1.6%         3.4%         4.1%

Research and development expenses consist primarily of personnel and equipment prototype costs required for the Company's development efforts. Research and development expenses as a percentage of revenue decreased to 1.6% for the twelve-month period ended December 31, 2001, compared with 3.4% for the nine month period ended March 31, 2000. The decrease in these expenses as a percentage of net revenues is principally attributable to an increase in sales volume while maintaining essentially the same level of spending. Looking ahead to the year 2002 we expect an increase in spending for R&D on an absolute dollar basis as we intensify our efforts to reduce our unit cost structure and return to higher gross margins.

                                     Twelve        Nine        Fiscal
                                     Months       Months        Year
                                     Ended         Ended        Ended
                                  December 31,  December 31,  March 31,
                                      2001         2000         2000
                                  ------------  -----------  -----------
                                               (in thousands)
Sales and marketing............. $      2,173  $     1,902  $     1,828
   as a percentage of revenue...          1.4%         2.6%         3.0%

Sales and marketing expenses consist primarily of personnel and consulting costs involved in the selling process and in the marketing of the Company's products, sales commissions, and expenses associated with trade shows and advertising. Sales and marketing expenses as a percentage of net revenues decreased from 2.6% in the nine months ended December 31, 2000 to 1.4% in the year ended December 31, 2001. The decrease in these expenses as a percentage of revenue was also the result of a sharp increase in sales volume while accompanied only by a slight increase in spending of approximately 10%. For the year 2002 we anticipate a further modest increase in sales and marketing spending in absolute dollar terms.

                                     Twelve        Nine        Fiscal
                                     Months       Months        Year
                                     Ended         Ended        Ended
                                  December 31,  December 31,  March 31,
                                      2001         2000         2000
                                  ------------  -----------  -----------
                                               (in thousands)
General and administrative ..... $      7,612  $     3,467  $     5,639
   as a percentage of revenue...          4.8%         4.7%         9.4%

General and administrative expenses consist primarily of administrative salaries and benefits, insurance, facility, legal, accounting, investor relations and other business support costs. As reflected in the table above, general and administrative expenses as a percentage of revenue remained essentiallyconstant when compared to the nine month period ended December 31, 2000. The actual rate of spending increased about 60% from the period ended December 31, 2000, reflecting costs associated with the establishment of SFDT and the additional manufacturing facility in Korea.

Results of Operations for the Nine-Month Period Ended December 31, 2001 Compared to the Fiscal Year Ended March 31, 2000

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenues for the nine-month period ended December 31, 2000 and the fiscal year ended March 31, 2000. Please see our Consolidated Financial Statements of Operations for details.

                                      Nine        Fiscal        Nine
                                     Months        Year        Months
                                     Ended         Ended        Ended
                                  December 31,   March 31,   December 31,
                                      2000         2000         1999
                                  ------------  -----------  -----------
                                       (percent of revenue)  (unaudited)
Revenues........................        100.0%       100.0%       100.0%
Gross margin....................         13.8%        12.9%        12.5%
Research and development........          3.4%         4.1%         3.9%
Sales and marketing.............          2.6%         3.0%         3.6%
General and administrative......          4.7%         9.4%         7.4%
Operating income(loss)..........          3.1%        -3.6%        -2.7%
Net income                                1.6%         1.4%*        3.5%*

_________

* includes one-time gain from sale of certain assets.

                                      Nine        Fiscal        Nine
                                     Months        Year        Months
                                     Ended         Ended        Ended
                                  December 31,   March 31,   December 31,
                                      2000         2000         1999
                                  ------------  -----------  -----------
                                        (in thousands)      (unaudited)
Consolidated revenue............ $     73,103  $    60,292  $    45,567

As reflected above, total revenue in the nine- month period ended December 31, 2000 was $73.1 million, about 60% higher than the $45.6 million for the same nine-month period in 1999. This significant increase of $27.5 million was in part a result of the Company's decision to focus its resources on the DVD product line, which accounted for approximately 98% of the current revenue, as compared to 93% in the fiscal year ended March 31, 2000. Overseas sales represented almost 100% for the nine-months ended December 31, 2000, as compared to about 91% for the fiscal year ended March 31, 2000.

The net profit of $1.1 million for the nine-month period ended December 31, 2000 compares favorably with the $0.9 million for the twelve-month period ended March 31, 2000, as the latter included a one-time gain of $3.4 million from the sale of certain assets.

                                      Nine        Fiscal        Nine
                                     Months        Year        Months
                                     Ended         Ended        Ended
                                  December 31,   March 31,   December 31,
                                      2000         2000         1999
                                  ------------  -----------  -----------
                                        (in thousands)      (unaudited)
Gross margin.................... $     10,110  $     7,783  $     5,696
   as a percentage of revenue...         13.8%        12.9%        12.5%

Gross margin increased from $12.9% of revenue for the fiscal year ended March 31, 2000 to 13.8% of revenue for the nine- month period ended December 31, 2000. The improvement reflects the continuing efforts of the Company to lower its costs of revenue.

                                      Nine        Fiscal        Nine
                                     Months        Year        Months
                                     Ended         Ended        Ended
                                  December 31,   March 31,   December 31,
                                      2000         2000         1999
                                  ------------  -----------  -----------
                                        (in thousands)      (unaudited)
Research and development........ $      2,493  $     2,492  $     1,777
   as a percentage of revenue...          3.4%         4.1%         3.9%

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

                                      Nine        Fiscal        Nine
                                     Months        Year        Months
                                     Ended         Ended        Ended
                                  December 31,   March 31,   December 31,
                                      2000         2000         1999
                                  ------------  -----------  -----------
                                        (in thousands)      (unaudited)
Sales and marketing............. $      1,902  $     1,828  $     1,652
   as a percentage of revenue...          2.6%         3.0%         3.6%

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

                                      Nine        Fiscal        Nine
                                     Months        Year        Months
                                     Ended         Ended        Ended
                                  December 31,   March 31,   December 31,
                                      2000         2000         1999
                                  ------------  -----------  -----------
                                        (in thousands)      (unaudited)
General and administrative ..... $      3,467  $     5,639  $     3,364
   as a percentage of revenue...          4.7%         9.4%         7.4%

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Accounting for Business Combinations. This statement requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with an indefinity life are not amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exists. The amortization period of intangible assets with finite lives will no longer be limited to forty years. This statement will have the effect of reducing the Company's amortization of goodwill effective January 1, 2002. Transitional impairments are not expected to be material, however, impairment reviews may result in future periodic write downs. This statement is effective for fiscal years beginning after December 15, 2001, and permits early adoption for fiscal years beginning after March 15, 2001.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which addresses financial accounting and reporting for the impairment and disposal of long-lived assets with adoption required no later than fiscal year 2003.

The Company does not believe that any of these recent accounting pronouncements will have a material impact on their financial position or results of operations.

Liquidity and Capital Resources

Working capital at December 31, 2001 was $5.0 million as compared to $2.2 at December 31, 2000. With credit lines and letter of credit facilities of about $48 million established to support its Korean subsidiary. The Company believes that it must raise additional funds if it is to carry out its objectives for worldwide operations in the year ahead.

Net cash provided by operating activities was $6.1 million for the year ended December 31, 2001, compared to $4.8 million used for the nine months ended December 31, 2000, a positive change of $10.9 million. Net cash provided by operating activities in the year ended December 31, 2001 was composed of increase in payables and accrued liabilities of $3.1 million, a reduction in other assets of $2.8 million, net income and depreciation and amortization of $1.6 million, reduction of accounts receivable of $0.8 million, minority interest in our Korean subsidiary of $0.7 million, and stock and warrants issued for expenses of $0.6 million. Net cash used in operating activities were increase in inventory of $1.9 million and prepaids and other current assets of $1.8 million. Net cash used by operating activities for the nine months ended December 31, 2000 consisted primarily of increases in inventory of $5.3 million, accounts receivable $1.0 million, and prepaids and other current assets of $2.0 million. Net cash provided in the nine months ended December 31, 2000 were net income of $1.1 million non cash charges for depreciation and amortization of $1.0 million, minority interest in our Korean subsidiary of $0.7 million, and increase in payables of $0.8 million.

Net cash used in investing activities was $9.2 million for the year ended December 31, 2001, compared to $1.1 million for the nine months ended December 31, 2000. Cash used for the acquisition of property and equipment was $8.5 million, and purchase of marketable securities of $0.8 million. In the nine months ended December 31, 2000 net cash used in investing activities totaled $1.1 million comprised of acquisition of plant and equipment of $0.8 million and investment in our Shanghai, China joint venture of $0.3 million.

Net cash provided by financing activities for the year ended December 31, 2001 was $12.2 million, as compared to $6.0 million for the nine months ended December 31, 2000. Proceeds were principally from increases in credit lines totaling $5.3 million, the issuance of notes payable of $1.8 million, proceeds from the issuance of common stock of $1.7 and increase in minority interests of our Korean subsidiary and our newly formed joint venture in Shanghai China of $3.2 million. Net cash provided by financing activities of $6.0 million for the nine months ended December 31, 2000 consisted of the net borrowings through the credit lines facilities of $22.2 million, proceeds from the issuance of common stock for $0.16 million and proceeds from the exercise of stock option for $0.12 million. Additionally, other notes payable netted $0.5 million and was offset in part by repayment of a $0.356 million capital lease obligations.

Critical Accounting Policies

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions. These estimates and judgments are reviewed by senior management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility is probable. Generally, these criteria are met at the time the product is shipped to the customer. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required.

Excess and Obsolete Inventory

We write down our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product life-cycles, product demand, and market conditions. If actual product life-cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Deferred Taxes

We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we much establish a valuation allowance. At December 31, 2001 we had provided a valuation allowance for the entire amount of tax assets net of tax liabilities. To the extent that we increase or decrease a valuation allowance in a period, the resulting expense or benefit is included within the tax provision. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

Goodwill and Other Identifiable Intangibles

We assess the impairment of goodwill and other identifiable intangibles, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Significant under performance relative to projected operating result, changes is the manner of our use of the acquired assets and significant negative industry or economic trends are the more significant indicators that we consider. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Determining Functional Currencies for the Purpose of Consolidation

Majority owned foreign subsidiary and joint venture represents the vast majority of our revenues, assets, and liabilities at December 31, 2001. In preparing our consolidated statements we are required to translate the financial statements of the foreign entity from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statement of operations or as a separate part of our net equity under the caption "cumulative translation adjustment."

FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the other information contained in this Form 10-K, we have identified the following risks and uncertainties that may have a material adverse affect on our business, financial condition or results of operation. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K.

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

  difficulties in forecasting, planning and management of inventory levels, which may trigger lower cost or market inventory adjustments;

  unanticipated research and development expenses associated with new product introductions;

  the timing of significant orders and of license and royalty revenue; and

  the seasonality in our business.

A downturn in the market for consumer products such as personal computers and DVD players that incorporate our products can also harm our operating results. In addition, some of our customers may place orders at or near the end of a quarter. As a result, we may not learn of revenue shortfalls until late in a quarter and may not be able to predict future revenues with accuracy. Additionally, a large portion of our costs consists of salaries for personnel and materials that must be ordered several months in advance. These costs are based in part on our expectations for future revenues and are relatively fixed in the short term. As a result, any revenue shortfall below expectations could harm our business.

Our capital resources may not be sufficient to meet our capital requirements.

Since our inception, we have periodically experienced negative cash flow from operations and could experience significant negative cash flow from operations in the future. Our current and future capital requirements are substantial and we cannot be certain that cash generated from operations will be sufficient or that financing will be available at favorable terms when required, or at all. If our capital resources are insufficient to meet future capital requirements, we may not meet our financial obligations to our creditors when they become due or we may have to curtail or cease certain operations.

We depend on a limited number of foreign suppliers to manufacture certain key components, and these manufacturers may not be able to satisfy our requirements, which could cause our revenues to decline.

We currently buy certain key components, including optical pick-ups, motors, central processing units and certain other integrated circuits from a limited number of suppliers. We anticipate that these suppliers will manufacture sufficient quantities of these key components to meet our production requirements. If these suppliers fail to satisfy our requirements on a timely basis and at competitive prices, we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could seriously harm our operating results. Any constraints on worldwide manufacturing capacity of these key components may affect our ability to obtain adequate supplies from these manufacturers. In certain instances, we have failed to meet the demand for our products or the scheduled shipment dates due to our inability to obtain a sufficient supply of certain key components from our suppliers. The suppliers with which we currently have arrangements, together with any additional supplier at which capacity might be obtained, may not be willing or able to satisfy all of our manufacturing requirements on a timely basis at favorable prices. In addition, we have encountered delays in qualifying new products and in ramping new product production and could experience these delays in the future. We are also subject to the risks of service disruptions, raw material shortages and price increases by the suppliers. Such disruptions, shortages and price increases could seriously harm our operating results.

If we are unable to increase our manufacturing capacity, we may not achieve our planned growth.

Notwithstanding our recent expansion efforts, in order to grow, we need to increase our present manufacturing capacity. Events that we have not foreseen could arise which would limit our capacity. In addition, if we cannot satisfactorily increase our manufacturing capacity, our ability to grow will be severely impaired and this may harm our operating results.

Our financing requirements will increase in order to obtain additional manufacturing capacity in the future.

To obtain additional manufacturing capacity, we may be required to make deposits, equipment purchases, loans, joint ventures, equity investments or technology licenses in or with other companies. These transactions could involve a commitment of substantial amounts of our capital and technology licenses in return for production capacity. We may be required to seek additional debt or equity financing if we need substantial capital in order to secure this capacity and we cannot assure you that we will be able to obtain such financing on terms acceptable to us, if at all.

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

These risks may lead to increased costs, delayed product delivery or loss of competitive advantage, which would harm our profitability and customer relationships.

Our growth depends upon our ability to successfully develop and commercialize new DVD products.

During the last three years, a substantial amount of revenues have been generated by the DVD product line, which is central to our growth strategy. The market for this line of products has experienced intense competition and is highly price sensitive. While we are currently developing and introducing new products in this product line, we cannot assure you that these products will reach the market in a timely manner, satisfactorily address customer needs, be sold in high volume, or be sold at profitable margins.

Our operating expenses are relatively fixed, and we order materials in advance of anticipated customer demand; therefore, we have limited ability to reduce expenses quickly in response to any revenue shortfalls.

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

We compete with major international electronics companies, many of which have substantially greater financial, technical, marketing, distribution, and other resources than we do. Many of our competitors have their own facilities for the production of semiconductor components and have been active in increasing their market shares and their capacity for the production of competing products. Our DVD products presently account for substantially all of our revenues. Our competitors or potential competitors include Hitachi, Toshiba, Sony, Pioneer, Teac, Sanyo, Samsung, Philips, LG, and many others. Some of the competitors or potential competitors are also suppliers for the key components of some of our models. In these cases, our competitors may have divisions making competing DVD products that have access to some of our proprietary information through the divisions supplying components to us, or exert influence on the parts supplying divisions in ways that may adversely affect our parts supply. These actions would adversely affect our competitiveness and sales. Competition may also come from alternative technologies being developed by these companies.

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

We are highly dependent on our principal management and engineering staff. There is intense competition for qualified personnel in our industry, in particular the highly skilled technical personnel involved in the development of DVD technologies and the production of DVD products. Competition is especially intense in Silicon Valley, where our corporate headquarters are located, and South Korea, where our DVD products have been designed and some of our manufacturing takes place. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. Our anticipated growth is expected to place increased demands on our resources and will likely require the addition of new management and engineering personnel and the development of additional expertise by existing management personnel. The failure to recruit and retain key technical and management personnel could harm our business.

Our ability to compete successfully will depend, in part, on our ability to protect our intellectual property rights, and we may be unable to do so.

We rely on a combination of patent, trade secrets, copyright and mask work production laws and rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries, such as China and South Korea. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. We have acquired ownership or license to a number of patents or patent applications related to our products. However, we cannot assure you that any pending patent application will be granted, or that such patents will provide adequate protection for our intellectual property. Since our competitors may design around our patents or otherwise independently develop competing technology, our operating results would be seriously harmed by the failure to protect our intellectual property.

If we are accused of infringing the intellectual property rights of other parties we may become subject to time-consuming and costly litigation. If we lose such litigation, we could suffer a significant impact on our business and be forced to pay damages.

Third parties may assert that our products infringe their proprietary rights, or may assert claims for indemnification resulting from infringement claims against us. Any such claims may cause us to delay or cancel shipment of our products or pay damages, which could seriously harm our business, financial condition and results of operations. In addition, irrespective of the validity or the successful assertion of such claims, we could incur significant costs in defending against such claims. In addition, we receive from time to time letters or communications from other companies stating that such companies have patent rights relating to our products. Any legal finding that we infringe the patent of another company would have a significantly negative effect on our operating results. Furthermore, if such a finding were made, there can be no assurance that we could license the other company's technology on commercially reasonable terms or that we could successfully operate without such technology. Moreover, if we are found to infringe, we could be required to pay damages to the owner of the protected technology and could be prohibited from making, using or selling any products that infringe the protected technology. In addition, the management attention consumed by and legal cost associated with any litigation could have a negative effect on our operating results. During the course of lawsuits there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could have a substantial negative effect on the trading price of our stock. Whether or not we are successful in any litigation, we expect the litigation to consume substantial amounts of our financial and managerial resources. Further, because of the substantial amount of discovery required in connection with this type of litigation, there is a risk that some of our confidential information could be compromised by disclosure.

General economic conditions may reduce our revenues and harm our business.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the recent economic slowdown in the United States, many industries are delaying or reducing technology purchases. The impact of this slowdown on us is difficult to predict, but it may result in reductions in purchases of products by our end-user customers, longer sales cycles and increased price competition. As a result, if the current economic slowdown continues or worsens, we may fall short of our revenue expectations for any given quarter in 2002 or for the entire year.

Our business may suffer due to risks associated with international sales and operations.

Sales of products overseas accounted for 90.8%, 99.7% and 99.8% of our revenues in the fiscal year ended March 31, 2000, the nine- month period ended December 31, 2000 and the fiscal year ended December 31, 2001, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

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

We derived most of our product revenue from Asia during the last three years. We expect that this will continue in 2002. Additionally, our major suppliers and assembly subcontractors are all located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we currently do business, such as Japan, Taiwan and South Korea, experienced severe currency fluctuation and economic deflation. If such situations reoccur, it may negatively impact our total revenues and our ability to collect payments from customers in these regions. During such situations, the lack of capital in the financial sectors of these countries can make it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation during such periods may exacerbate a decline in selling prices for our products as our competitors may reduce product prices to generate needed cash.

In addition, we are greatly impacted by the political, economic and military conditions in Taiwan and China, and North Korea and South Korea, which are continuously engaged in political disputes. These countries have recently conducted military exercises in or near the other's territorial waters and airspace. Such disputes may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. This could severely harm our business by interrupting or delaying production or shipment of our products. Any kind of activity of this nature or even rumors of such activity could severely negatively impact our operations, revenues, operating results, and stock price.

Because a small number of customers have accounted for, and are likely to continue to account for, a substantial portion of our revenues, our revenues could decline due to the loss of one of these customers.

Products sold to our top 10 customers accounted for approximately 80%, 75% and 88% of our revenues during the fiscal year ended March 31, 2000, the nine-month period ended December 31, 2000 and the fiscal year ended December 31, 2001, respectively. In the fiscal year ended March 31, 2000, one customer accounted for about 36% of our revenue. In the nine-month period ended December 31, 2000, one customer accounted for about 29% of our revenue and another customer accounted for about 14% of our revenue. In the fiscal year ended December 31, 2001, one customer accounted for about 37% of our revenue. No other customers accounted for more than 10% of our revenues during these three periods. If we were to lose any of these customers or experience any substantial reduction in orders from these customers, our revenues and operating results would suffer.

We do not have long-term contracts with our customers and the loss of a major customer could seriously harm our business.

We do not typically enter into long-term contracts with our customers, and we cannot be certain as to future order levels from our customers. When we do enter into a long-term contract, the contract is generally terminable at the convenience of the customer. An early termination by one of our major customers would harm our financial results, as it is unlikely that we would be able to rapidly replace that revenue source.

Our backlog may not result in future revenue, which would seriously harm our business.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business.

Business interruptions could adversely affect our business.

Our operations are vulnerable to interruptions by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities in Northern California may be subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts occur, continue or increase in severity, they could disrupt the operations of our affected facilities. In connection with the shortage of available power, prices for electricity have risen dramatically, and may continue to increase for the foreseeable future. Such price changes will increase our operating costs, which could in turn hurt our profitability. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could harm our business.

We may require additional capital in order to bring new products to market, and the issuance of new equity securities will dilute your investment in our common stock.

To permit the growth of our business operations in the future, we need to expand our production capacity and bring new products to market, which will likely require significant working capital. To date we have established credit facilities with certain Korean banks with a total borrowing limit of about $23 million as of December 31, 2001 and about $25 million payment guarantees for letters of credit. We have also formed alliances with state-run businesses in China, which have committed to substantial amounts of trade credit and financing for production in China under certain terms. However, there is no assurance that these credit facilities will always be available. We may also need to sell shares of our common stock or seek additional borrowings or outside capital infusions in the future. We cannot assure you that such financing options will be available on terms acceptable to us, if at all, and at the time and place that we need them. In addition, if we issue shares of our common stock, our shareholders will experience dilution with respect to their investment.

We depend on manufacturers' representatives and distributors to generate a substantial amount of our revenues.

We rely on manufacturers' representatives and distributors to sell our products and these entities could discontinue selling our products at any time. One agent accounted for about 49% of our revenues during the fiscal year ended March 31, 2000 and about 46% of our revenues during the nine-month period ended December 31, 2000. Another agent accounted for approximately 37% of our revenues during the fiscal year ended December 31, 2001. The loss of such agent, or any other significant agents could seriously harm our operating results.

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

With a focus on the DVD product line, most of our revenues in the last three years were generated from DVD products. Most of our new products currently being developed are in the DVD product line, particularly DVD-ROM drives and DVD loaders. The sales of DVD-ROM drives are closely related to the strength of the PC market and the popularity of PC's equipped with the DVD-ROM drives, in competition with CD-ROM, CD-RW and other devices. If we experience an unforeseen downturn in the PC market, an unexpected decline in PC's equipped with DVD-ROM drives, or a global over-supply in the production of DVD-ROM drives, our results of operations from our DVD-ROM drive business will be adversely affected. Such a situation occurred in 1999 and more notably in 2001, resulting in weakened product demand, accelerated decline of average selling prices, and accumulation of inventory due to a reduced turnover rate. This condition unfavorably impacted our revenues, gross margins, profitability, and our financial condition. While these conditions improved in later periods, if they were to resume, and if our operations could not properly adjust in time, our growth and operating results would be harmed. Similarly, the sales of our DVD loaders are related to the markets for DVD video discs and DVD video players. If the DVD video market does not grow as expected, the sales of our DVD loaders will also be reduced. Our business could be harmed by such industry-wide fluctuations in the future.

The cyclical nature of the semiconductor industry could create fluctuations in our operating results.

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, there are shortages or over-production of memory or other types of devices. Our business could be harmed by such industry-wide fluctuations in the future because our products incorporate these technologies. When a shortage occurs with one or more key components, it may be difficult for us to produce enough quantities of products to fill customers' orders, and it may require us to pay a higher price for the components in the event of a shortage, adversely affecting our margin and profitability.

There is seasonality in our business.

Sales of our products in the computer peripherals market and consumer electronics market are subject to seasonality. As a result, sales of these products are impacted by seasonal purchasing patterns with higher sales generally occurring in the second half of each calendar year. There may be a sharp decline of sales near the Christmas and New Year holiday. Sales to China and certain other Asian regions may also decline near the lunar New Year's holidays in January or February.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Market Risk

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in "Factors That May Affect Future Results."

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investments consist primarily of commercial paper and certificates of deposits. Due to the nature of our investments, we believe that there is no material risk exposure. All investments are carried at market value, which approximates cost.

Foreign Currency Risk

We develop products in the United States and market our products in North America and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are primarily in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements, and the related notes thereto, of DVS and the Report of Independent Auditors are filed as a part of this Form 10-K.

DIGITAL VIDEO SYSTEMS, INC.

Index To Consolidated Financial Statements

REPORT OF BURR, PILGER & MAYER LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Digital Video Systems, Inc.

We have audited the accompanying consolidated balance sheets of Digital Video Systems, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001, the nine month period ended December 31, 2000, and the year ended March 31, 2000. Our audit also included the financial statement schedule listed at Item 14(a)(2). The consolidated financial statements and schedule are the responsibility of the Digital Video Systems, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Shanghai Fangyuen Digital Technology Co. Ltd., a 51% owned joint venture, which statements reflect assets and revenues constituting 30% percent and 18% percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for Shanghai Fangyuen Digital Technology Co. Ltd. is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Video Systems, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended December 31, 2001, the nine month period ended December 31, 2000, and year ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Burr, Pilger & Mayer LLP
Palo Alto, California
March 31, 2002

REPORT OF SHU LUN PAN, PUBLIC ACCOUNTANTS

REPORT NUMBER 10351(2002)

To the Board of Directors of Shanghai Fangyuan Digital Technology Co., Ltd.:

We were engaged to audit the accompanying balance sheet of Shanghai Fangyuan Digital Technology Co., Ltd. (the "Company") as of December 31,2001 and the related statements of income and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with Independent Auditing Standards for Chinese Certified Public Accountants. Our audit includes such tests of the accounting records and such other auditing procedures as we considered necessary in the practical circumstances of the Company.

In our opinion, such financial statements are prepared in conformity with Accounting Standards for Enterprises and Accounting Regulations of the People's Republic of China for Enterprises with Foreign Investment and, in all material respects, present fairly the financial position of the Company as of December 31,2001,the results of its operations and cash flows for the year then ended. The accounting policies adopted follow the consistency principle.

Appendixes:

1. Balance sheet of Shanghai Fangyuan Digital Technology Co., Ltd as of Dec 31,2001

2. Income statement of Shanghai Fangyuan Digital Technology Co., Ltd for the year 2001

3. Cash flow statement of Shanghai Fangyuan Digital Technology Co., Ltd for the year 2001

4. Statement of adjustment to taxable income of Shanghai Fangyuan Digital Technology Co., Ltd for the year 2001

5. Notes to the financial statement of Shanghai Fangyuan Digital Technology Co., Ltd for the year 2001

/s/ Shu Lun Pan Certified Public Accounts Certified Public Accountant of China Co., Ltd.

Address: 4F,No.61,Nan Jing Dong Road. Name: Mi Ping Zhu Guo Yin

Shanghai 200002

P.R.C. Date: 2002/1/25

Telephone: (021)63606600

Fax: (021)63501004

This auditor's report and the accompanying notes to the financial statements are English translation of the Chinese auditor's report. In case of doubt as to the presentation of these documents, the Chinese version shall be controlling.

DIGITAL VIDEO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

                                                                 December 31,
                                                             --------------------
                                                               2001       2000
                                                             ---------  ---------
                          ASSETS
Current assets:
   Cash and cash equivalents............................... $  10,145  $   2,032
   Restricted cash.........................................     3,236      3,154
   Accounts receivable, less allowance for doubtful
     accounts of $320 and $952 for 2001 and 2000,
     respectively..........................................     2,135      2,903
   Inventories.............................................    11,886     10,050
   Marketable debt securities..............................       769        --
   Prepaid expenses and other current assets...............     4,747      2,996
   Note receivable - related party.........................     1,974      1,265
                                                             ---------  ---------
        Total current assets...............................    34,892     22,400
Property and equipment, net of depreciation................     9,715      2,006
Investment in China joint venture..........................       --         411
Note receivable - related party............................       --         998
Intangibles................................................     1,013      1,395
Other assets...............................................        16      2,798
                                                             ---------  ---------
        Total assets....................................... $  45,636  $  30,008
                                                             =========  =========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit.......................................... $  16,500  $  11,164
   Current portion of long term debt.......................       172         90
   Notes payable...........................................     1,834         69
   Accounts payable........................................     5,876      5,929
   Other payable...........................................     1,631        139
   Accrued liabilities                                          3,883      2,586
                                                             ---------  ---------
        Total current liabilities..........................    29,896     19,977
Long-term liabilities-long term debt.......................       264        451
Other long term liabilities................................     1,488      1,109
                                                             ---------  ---------
Total liabilities..........................................    31,648     21,537

Minority interest..........................................     4,877      1,788

Stockholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares
   authorized; no shares issued and outstanding at
   December 31, 2001 and December 31, 2000.................       --         --
Common stock, $0.0001 par value, 80,000,000 shares
   authorized; 5,848,130 shares issued and
   outstanding at December 31, 2001; 6,003,617 shares
   issued and outstanding at December 31, 2000.............         1          1
Additional paid-in capital.................................    71,350     69,020
Accumulated deficit........................................   (61,970)   (62,838)
Accumulated other comprehensive (loss) income..............      (210)       631
Deferred compensation......................................       (60)      (131)
                                                             ---------  ---------
Total stockholders' equity.................................     9,111      6,683
                                                             ---------  ---------
Total liabilities and stockholders' equity................. $  45,636  $  30,008
                                                             =========  =========

The accompanying notes are an integral part of these statements

DIGITAL VIDEO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                           Nine
                                                             Year         Months         Year
                                                            Ended         Ended         Ended
                                                         December 31,  December 31,   March 31,
                                                             2001          2000          2000
                                                         ------------  ------------  ------------
                                                                                     (as restated)
Net revenue............................................ $    159,871  $     73,103  $     60,292
Cost of revenue........................................      145,795        62,993        52,509
                                                         ------------  ------------  ------------
        Gross profit...................................       14,076        10,110         7,783
                                                         ------------  ------------  ------------
Operating expenses:
   Research and development............................        2,503         2,493         2,492
   Sales and marketing.................................        2,173         1,902         1,828
   General and administrative..........................        7,612         3,467         5,639
                                                         ------------  ------------  ------------
        Total operating expenses.......................       12,288         7,862         9,959
                                                         ------------  ------------  ------------
        Income/(loss) from operations..................        1,788         2,248        (2,176)

Other income (expenses):
   Interest expense....................................       (1,155)         (453)         (505)
   Other income........................................        1,274           347           778
   (Loss) gain on disposal of fixed assets.............          (12)           84           (87)
   Gain on sale of interest in Korean subsidiary.......          --            --            488
   Gain on sale of discontinued product lines..........          --            --          2,700
                                                         ------------  ------------  ------------
        Income before minority interest and income
           tax provision...............................        1,895         2,226         1,198
Provision for income taxes.............................          722           376            13
                                                         ------------  ------------  ------------
        Income before minority interest................        1,173         1,850         1,185
Minority interest......................................          305           702           324
                                                         ------------  ------------  ------------
Net income............................................. $        868  $      1,148  $        861
                                                         ============  ============  ============

Basic net income per share............................. $       0.16  $       0.25  $       0.20
                                                         ============  ============  ============

Diluted net income per share........................... $       0.14  $       0.21  $       0.20
                                                         ============  ============  ============

The accompanying notes are an integral part of these statements

DIGITAL VIDEO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except shares)

                                                                                                            Accumulated
                                                                              Additional                      other
                                    Convertible                              Paid-in Capital                Comprehen-
                                  Preferred Stock     Common Stock       --------------------                  sive      Deferred
                                  ---------------- --------------------  Preferred   Common    Accumulated    Income    Compensa-
                                  Shares   Amount    Shares     Amount     Stock      Stock      Deficit      (Loss)       tion       Total
                                  -------  ------- -----------  -------  ---------  ---------  -----------  ----------  ----------  ---------
Balance at March 31, 1999........  6,475  $   --    3,607,724  $     1  $   3,378  $  63,993  $   (64,847) $    1,600  $      --   $   4,125
                                  -------  ------- -----------  -------  ---------  ---------  -----------  ----------  ----------  ---------
Comprehensive Income:
   Net income....................    --       --          --       --         --         --           861         --          --         861
   Translation adjustment........    --       --          --       --         --         --           --          202         --         202
                                                                                                                                    ---------
Comprehensive income.............                                                                                                      1,063
Exercise of common stock options.    --       --       33,712      --         --         193          --          --          --         193
Conversion of promissory
  notes to common stock.......... (6,475)     --    1,968,083      --      (3,378)     3,378          --          --          --         --
Issuance of common stock.........    --       --       37,386      --         --         123          --          --          --         123
Deferred compensation for
  options granted................    --       --          --       --         --         401          --          --         (311)        90
Amortization of deferred
  compensation...................    --       --          --       --         --         --           --          --            6          6
                                  -------  ------- -----------  -------  ---------  ---------  -----------  ----------  ----------  ---------
Balance at March 31, 2000.........   --       --    5,646,905        1        --      68,088      (63,986)      1,802        (305)     5,600
                                  -------  ------- -----------  -------  ---------  ---------  -----------  ----------  ----------  ---------
Comprehensive Income:
  Net income.....................    --       --          --       --         --         --         1,148         --          --       1,148
  Translation adjustment.........    --       --          --       --         --         --           --       (1,171)        --      (1,171)
                                                                                                                                    ---------
Comprehensive Income.............                                                                                                        (23)
Exercise of common stock options.    --       --       16,069      --         --         118          --          --          --         118
Conversion of promissory
   notes to common stock.........    --       --      160,748      --         --         680          --          --          --         680
Issuance of common stock.........    --       --       57,854      --         --         160          --          --          --         160
Amortization of deferred
  compensation...................    --       --          --       --         --        (153)         --          --          174         21
Issuance of common stock in
  settlement of legal
  obligations....................    --       --      122,041      --         --          73          --          --          --          73
Issuance of warrants in
  settlement of legal
  obligations....................    --       --          --       --         --          54          --          --          --          54
                                  -------  ------- -----------  -------  ---------  ---------  -----------  ----------  ----------  ---------
Balance at December 31, 2000         --       --    6,003,617        1        --      69,020      (62,838)        631        (131)     6,683
                                  -------  ------- -----------  -------  ---------  ---------  -----------  ----------  ----------  ---------
Comprehensive Income:
  Net income.....................    --       --          --       --         --         --           868         --          --         868
  Translation adjustment.........    --       --          --       --         --         --           --         (841)        --        (841)
                                                                                                                                    ---------
Comprehensive Income.............                                                                                                         27
Exercise of common stock options.    --       --       77,922      --         --         300          --          --          --         300
Issuance of common stock.........    --       --      723,362      --         --       1,450          --          --          --       1,450
Amortization of deferred
  compensation...................    --       --          --       --         --         --           --          --           71         71
Issuance of warrants for
  legal services.................    --       --          --       --         --          56          --          --          --          56
Issuance of common stock for
  services and in settlement
  of legal obligations...........    --       --      210,492      --         --         524          --          --          --         524
Escrow stock returned to capital.    --       --   (1,167,263)     --         --         --           --          --          --         --
                                  -------  ------- -----------  -------  ---------  ---------  -----------  ----------  ----------  ---------
Balance at December 31, 2001         --   $   --    5,848,130  $     1  $     --   $  71,350  $   (61,970) $     (210) $      (60) $   9,111
                                  =======  ======= ===========  =======  =========  =========  ===========  ==========  ==========  =========

The accompanying notes are an integral part of these statements

DIGITAL VIDEO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                               Nine
                                                                  Year        Months        Year
                                                                  Ended        Ended        Ended
                                                               December 31, December 31,  March 31,
                                                                  2001         2000         2000
                                                               -----------  -----------  -----------
Operating activities:
  Net income................................................. $       868  $     1,148  $       861
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Minority interest........................................         305          702          324
    Gain on sale of interest in Korean subsidiary............         --           --          (488)
    Gain on sale of discontinued product lines...............         --           --        (2,700)
    Depreciation.............................................         758          680          607
    Amortization.............................................         453          303          676
    Loss (gain) on disposal of fixed assets..................          12          (84)          87
    Stock and warrants issued for expenses...................         580           76          134
  Changes in operating assets and liabilities:
    Accounts receivable......................................         768       (1,028)      (1,113)
    Inventories..............................................      (1,836)      (5,281)       3,016
    Prepaid expenses and other current assets................      (1,751)      (2,042)        (119)
    Other assets.............................................       2,782         (170)      (1,290)
    Accounts payable.........................................         (53)         411           79
    Accrued liabilities......................................       1,676          101       (1,445)
    Other payable............................................       1,492          374          396
                                                               -----------  -----------  -----------
      Net cash provide by (used in) operating activities.....       6,054       (4,810)        (975)
                                                               -----------  -----------  -----------
Investing activities:
  Purchase of marketable debt securities.....................        (769)         --           --
  Acquisition of property and equipment......................      (8,479)        (816)        (758)
  Investment in Shanghai joint venture.......................         --          (324)         (87)
                                                               -----------  -----------  -----------
      Net cash used in investing activities..................      (9,248)      (1,140)        (845)
                                                               -----------  -----------  -----------
Financing activities:
  Investment by minority interest in China Joint Venture.....       3,195          --           --
  Proceeds from the sale of common shares....................       1,450          160          123
  Proceeds from the exercise of stock options................         300          118          193
  Proceeds from line of credit borrowing.....................       5,336       22,168        5,559
  Repayment of capital lease obligation......................         --          (356)         --
  Repayment of bank borrowings...............................        (105)     (16,562)      (1,352)
  Proceeds from repayment of note receivable.................         289          --           868
  Proceeds from exercise of option to purchase interest
    in Korean subsidiary.....................................         --           --           500
  Repayment of notes payable.................................         (69)        (934)         --
  Proceeds from issuance of notes payable....................       1,834        1,433          729
                                                               -----------  -----------  -----------
     Net cash provided by financing activities...............      12,230        6,027        6,620
                                                               -----------  -----------  -----------
Effect of exchange rate changes..............................        (841)      (1,171)         204
                                                               -----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents.........       8,195       (1,094)       5,004
Cash and cash equivalents at the beginning of year...........       5,186        6,280        1,276
                                                               -----------  -----------  -----------
                                                              $    13,381  $     5,186  $     6,280
                                                               ===========  ===========  ===========

Supplemental disclosures:
  Interest paid.............................................. $     1,199  $       413  $       462
                                                               ===========  ===========  ===========
  Taxes paid................................................. $       244  $        54  $        22
                                                               ===========  ===========  ===========
Supplemental disclosure of non-cash transaction:
  Capital lease.............................................. $       --   $       --   $       356
                                                               ===========  ===========  ===========
  Conversion of promissory notes into Series C
  Convertible Preferred Stock................................ $       --   $       --   $     4,475
                                                               ===========  ===========  ===========
  Conversion of Series C Convertible Preferred Stock
    into Common Stock shares................................. $       --   $       --   $     6,475
                                                               ===========  ===========  ===========
  Conversion of notes payable to common stock................ $       --   $       680  $       --
                                                               ===========  ===========  ===========
  Offset of notes payable and note
    receivable - related party............................... $       289  $       319  $       --
                                                               ===========  ===========  ===========
  Issuance of common stock and warrants for legal
    settlements.............................................. $       580  $        73  $       --
                                                               ===========  ===========  ===========

The accompanying notes are an integral part of these statements

DIGITAL VIDEO SYSTEMS, INC.

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands Unless Otherwise Indicated)

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

  During 2000 the Company changed its fiscal year end to December 31 from March 31.

  Financial Results and Liquidity

  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the Unites States of America, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $62.0 million. The financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

  The Company experienced a reduction in gross margin during the year ended December 31, 2001 due to the new opening of a plant in Korea and the opening of the factory in Shanghai, China. Further, increased pricing pressure from competition contributed to the decline in gross margin. The Company expects during the year end December 31, 2002 to experience continued pricing pressure as competition becomes more intense. To offset the impact, the Company has taken steps to lower costs and expenses which include controls related to purchasing and engineering efforts.

  Additionally, the Company is involved in several outstanding legal matters discussed in note 18, an unfavorable outcome from one or more of these matters could result in a material adverse effect upon the Company's financial position and results of operations.

  Funding is needed to discharge the Company's liabilities from prior years in which substantial operating losses were incurred and to meet the operating obligations of the U.S. based headquarters and other operations. During the coming year the Company plans to meet these operating needs through dividends received from its Korean subsidiary (DVS Korea) and license fee income from DVS Korea of $100 per month. Additional working capital must be raised in order to fully discharge the Company's liabilities from prior years.

  The management believes that substantial working capital must be raised in order to support the growth of worldwide manufacturing operations. Further, the management believes the Company will have access to the necessary capital to meet its targets for the year 2002.

  Basis of Presentation

  The accompanying consolidated financial statements of DVS include the accounts of the Company, its subsidiaries and its majority owned and controlled joint venture in China. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented.

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

  Cash and Equivalents and Short-term Investments

  Cash and cash equivalents include money market accounts and highly liquid debt instruments with a remaining maturity of three months or less at the date of purchase. Restricted cash of $3,236 represented by passbook accounts and time deposits for DVS Korea and are used for collateral related to borrowings and other required deposits.

  As of December 31, 2001, the estimated fair value of the cash equivalents and short-term investments consisted of cash and money market funds in the amount of $13,381.

  Investment in Marketable Debt Securities

  The Company classifies its investments in marketable debt securities as "held to maturity securities" in accordance with SFAS 115. These securities are recorded at amortized costs. Total investment in marketable debt securities is $769 as of December 31, 2001.

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

  Advertising Expense

  Advertising expenditures are charged to operations as incurred and total $147, $15 and $13 in the twelve months ending December 31, 2001, nine months ending December 31, 2000 and twelve months ending March 31, 2000, respectively.

  Inventories

  Inventories are stated at the lower of cost (moving average method) or market. The Company has recorded valuation reserves against inventory of $328 and $411 as of December 31, 2001 and 2000, respectively.

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

  Comprehensive Income

  Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss), such as, translation adjustments, unrealized holding gains and losses on available-for-sale marketable securities and certain derivative instruments. The Company's other comprehensive income (loss) is composed of foreign currency translation adjustments.

  Reclassifications

  Certain prior year amounts have been reclassified to conform to the current year presentation.

  Recent Pronouncements

  In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Accounting for Business Combinations. This statement requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill.

  In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with an indefinite life are not amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The amortization period of intangible assets with finite lives will no longer be limited to forty years. This statement will have the effect of reducing the Company's amortization of goodwill effective January 1, 2002. Transitional impairments are not expected to be material; however, impairment reviews may result in future periodic write downs. This statement is effective for fiscal years beginning after December 15, 2001, and permits early adoption for fiscal years beginning after March 15, 2001.

  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which addresses financial accounting and reporting for the impairment and disposal of long-lived assets with adoption required no later than fiscal year 2003.

  The Company does not believe that any of these recent accounting pronouncements will have a material impact on their financial position or results of operations.

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

  Inventories

  Inventories consisted of the following at December 31, 2001 and 2000:

                                                 2001        2000
                                              ----------  ----------
Raw materials............................... $    3,772  $    3,513
Work-in-process.............................      6,464       4,800
Finished goods..............................      1,978       2,134
                                              ----------  ----------
Total inventories...........................     12,214      10,447
Less inventory reserves.....................       (328)       (397)
                                              ----------  ----------
Net inventories............................. $   11,886  $   10,050
                                              ==========  ==========

  Property and Equipment

  Property and equipment consisted of the following at December 31, 2001 and 2000:

                                                 2001        2000
                                              ----------  ----------
Building and leasehold improvements......... $    6,193  $      --
Machinery and computer equipment............      5,424       4,001
Furniture and fixtures......................        674         432
                                              ----------  ----------
Total property and equipment................     12,291       4,433
Accumulated depreciation....................     (2,576)     (2,427)
                                              ----------  ----------
Net property and equipment.................. $    9,715  $    2,006
                                              ==========  ==========

  Depreciation expense totaled $758, $680 and $607 for the year ending December 31, 2001, the nine months ending December 31, 2000 and the year ending March 31, 2000, respectively.

  Intangible Assets

  Intangible assets consisted of the following at December 31, 2001 and 2000:

                                                 2001        2000
                                              ----------  ----------
Goodwill.................................... $      655  $      655
Intangible assets of acquired businesses....      2,400       2,400
Purchased licenses..........................        --          500
                                              ----------  ----------
Total intangible assets.....................      3,055       3,555
Less: accumulated amortization..............     (2,042)     (2,160)
                                              ----------  ----------
                                             $    1,013  $    1,395
                                              ==========  ==========

  Amortization expense totaled $453, $303 and $676 for the year ending December 31, 2001, the nine months ending December 31, 2000 and the year ending March 31, 2000.

  Intangible assets will be amortized on a straight-line basis over their estimated useful lives of three to seven years. The intangibles- developed technology acquired was determined during fiscal year March 31, 2000 to provide future product developments in the coming years. Thus, the estimated useful life of the amortization period was changed effective July 1, 1999 from three to seven years.

  Note Receivable-Related Party

  On September 30, 1999, the Company entered into an Asset Purchase and Option Agreement ("the Agreement") with OPLI, a related party. Pursuant to the Agreement, the Company sold the assets used in its Digital Video Business, which are comprised of the Ad Insertion Business and the Video on Demand Businesses.

  The purchase prices for the Purchased Assets and for the Option (described below) was $3,450 with the purchased asset valued at $2,700 and the Option at $750. The purchase price was paid by delivery of a promissory note in the principal amount of $3,450 (the "Note"). Principal on the Note is payable in 36 equal monthly installments commencing on October 31, 1999. The unpaid principal balance of the Note bears interest at an annual rate of 7%. The Note was originally secured by a first priority security interest in favor of the Company in the Purchased Assets and a first priority pledge in favor of the Company of 987,500 shares of common stock of the Company owned by OPLI. At December 31, 2001 606,220 shares of Common Stock in the Company was on hand as collateral.

  Pursuant to the terms of the Agreement, OPLI purchased the option (the "Option") to acquire 212,000 shares (the "Option Shares") of the common stock of DVS Korea Ltd., a corporation organized under the laws of the Republic of Korea and a wholly owned subsidiary of the Company (DVS Korea). The Option Shares constitute 20% of the issued and outstanding shares of capital stock of DVS Korea. The option was exercisable in whole or in part, for an aggregate exercise price of $500 payable in cash upon exercise of the Option.

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

  At December 31, 2001 the OPLI note receivable outstanding was at $1,974 and was in default. Payment in arrears totaled $1.0 million. The shares of the Company's common stock purchased in 1998 plus the assets acquired, giving rise to the note receivable, have been pledged and secured. Common stock of OPLI shareholders pledged are in the possession of the Company and at December 31, 2001 had a market value that equals approximately the outstanding balance due on the note receivable.

  Line of Credit

  The Company has lines of credit with several Korean banks during the year ended December 31, 2001, with borrowing limits varying from $1,500 to $11,623. The total borrowing limit as of December 31, 2001 was $23,037. The Company also has $25,341 as payment guarantees for letters of credit. Borrowings under these lines of credit incur interest at prime rates between 0.55% to 6.8%, and are guaranteed up to $4.8 million by The Korea Technology Guarantee Trust Fund and the Korea Credit Guarantee fund. The expiration date for these lines of credit are between March and November 2002. Cash and cash equivalent deposits of approximately $3,236 are restricted as collateral for lines of credit.

  The provisions of these lines of credit contain no covenants related to the maintenance of working capital or other financial ratios. As of December 31, 2001, the Company owed a total of $16,500 on the lines of credit.

  Notes Payable

  The Company has an unsecured demand note of $77 from M. Tek Ung. This note bears interest at 10%. The Company has a note payable of $1,757 from Shanghai Bank. This note bears interest rate of 6% and is secured by the joint venture building in China.

  Long-term Debt

  Long-term debt at December 31, 2001 and 2000 consisted of the following:

                                                 2001        2000
                                              ----------  ----------
Unsecured note payable due to Hanvit
  Bank, with interest rate of 6%, due
  on June 15, 2004.......................... $      436  $      541
Less current portion........................       (172)        (90)
                                              ----------  ----------
Total long-term debt........................ $      264  $      451
                                              ==========  ==========

  Repayments of long-term borrowings for:

                                                            Amount
                                                          ----------
2002.................................................... $      172
2003....................................................        172
2004....................................................         92
                                                          ----------
Total................................................... $      436
                                                          ==========

  Commitments

  Lease Commitments

  The Company leases its facilities and certain office equipment under non-cancelable leases that require the Company to pay operating costs, including property taxes, insurance and maintenance. Future minimum lease payments under these operating leases at December 31, 2001 are as follows:

                                                            Amount
                                                          ----------
2002.................................................... $      491
2003....................................................        379
Thereafter..............................................        --
                                                          ----------
Total................................................... $      870
                                                          ==========

  Rent expense charged to operations was approximately $481, 381 and $434 for the twelve months ended December 31, 2001, the nine months ended December 31, 2000 and twelve months ended March 31, 2001, respectively.

  Minority Interest

  During the year ended December 31, 2001, the Company increased its investment in DVS Korea by acquiring an additional 127,000 shares, raising its ownership in DVS Korea to 82%. Subsequently employees of DVS Korea were issued 120,099 shares in satisfaction of outstanding loans to the Company, thereby reducing the Company's ownership in DVS Korea to its current 74.6%. Currently the shareholders of DVS Korea are comprised of individual Korea investors and employees of DVS Korea. At December 31, 2001 the company also held a 51% ownership interest in a Joint Venture in China (see note 17).

  Income Taxes

  The components of income (loss) before provision for income taxes were as follows:

                                                             Nine
                                                 Year       Months       Year
                                                Ended       Ended       Ended
                                              December 31,December 31,March 31,
                                                 2001        2000        2000
                                              ----------  ----------  ----------
                                                                     (as restated
Domestic.................................... $   (1,728) $   (1,234) $     (786)
Foreign.....................................      3,318       2,793       1,660
                                              ----------  ----------  ----------
Total....................................... $    1,590  $    1,559  $      874
                                              ==========  ==========  ==========

  The provision for income taxes in the twelve month period ending December 31, 2001 was comprised of state taxes of $60 and foreign taxes of $662. The provision for income taxes in the nine-month period ending December 31, 2000 was comprised of states taxes of $20 and foreign taxes amounting to $356. The provision for taxes for the twelve months ending March 31, 2000 was comprised of foreign taxes of $13.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at December 31, 2001 and 2000 are as follows (in thousands):

                                                 2001        2000
                                              ----------  ----------
Deferred tax assets:
   Net operating loss carryforwards......... $   17,469  $   14,958
   Reserves and other accrued expenses
      deductible for taxes not on books.....        876         519
   Depreciation timing differences..........       (214)       (117)
                                              ----------  ----------
     Total deferred assets..................     18,131      15,360
   Valuation allowance for deferred tax asse    (18,131)    (15,360)
                                              ----------  ----------
     Net deferred tax assets................ $      --   $      --
                                              ==========  ==========

  The increase in valuation allowance for deferred taxes for the year ended December 31, 2001, the nine months ended December 31, 2000, and the year ended March 31, 2000 was $2,771, $354 and $268, respectively.

  The Company has federal net operating loss carryforwards as of December 31, 2001 of approximately $48.3 million expiring at various dates through 2021 and $8.2 million state net operating loss carryforwards expiring as follows:

Expiration Date                                Federal    California
--------------------------------------------  ----------  ----------
2001........................................ $      --   $    1,747
2002........................................        --        3,353
2003........................................        --        2,661
2004........................................        --          417
2009........................................        552         --
2010........................................      2,811         --
2011........................................      1,324         --
2012........................................      9,772         --
2013........................................     14,498         --
2019........................................     13,103         --
2020........................................      5,131         --
2021........................................      1,088         --
                                              ----------  ----------
                                             $   48,279  $    8,178
                                              ==========  ==========

  Due to the "change in ownership" provisions of the Internal Revenue Code, the availability of the Company's net operating loss and credit carryforwards may be subject to an annual limitation in future periods. Such a change could substantially limit the eventual tax utilization of these carryforwards.

  Under Korean tax regulations the Company's Korean subsidiary is allowed a foreign investment exemption, currently 74.6% of taxable income, for 7 years from the taxable year after the year in which the Korean subsidiary first recognize taxable income, which was fiscal 2000. The Korean subsidiary is then allowed an additional 3 year exemption at 50% of its foreign investment ratio.

  Net Income (Loss) Per Share

  The computation of net income (loss) per share was as follows:

                                                Income      Shares       Per
                                                (Loss)     (Denomi-     Share
                                              (Numerator)   nator)      Amount
                                              ----------  ----------  ----------
Year ended December 31, 2001:
  Basic income.............................. $      868   5,336,948  $     0.16
  Effect of dilutive stock options
     and warrants...........................        --      809,068       (0.02)
                                              ----------  ----------  ----------
                                             $      868   6,146,016  $     0.14
                                              ==========  ==========  ==========
Nine months ended December 31, 2000:
  Basic income.............................. $    1,183   4,658,358  $     0.25
  Effect of dilutive stock options
     and warrants...........................        --      761,004       (0.04)
                                              ----------  ----------  ----------
                                             $    1,183   5,419,362  $     0.21
                                              ==========  ==========  ==========
Year ended March 31, 2000:
  Basic income.............................. $      861   4,363,152  $     0.20
  Effect of dilutive stock options
     and warrants...........................        --          --          --
                                              ----------  ----------  ----------
  Diluted income per share.................. $      861   4,363,152  $     0.20
                                              ==========  ==========  ==========

  At December 31, 2001, previously reported escrowed common stock and stock options were retired effective July 15, 2001 to the Company's capital. At December 31, 2000, 1,143,645 shares of common stock and 17,064 stock options were held in escrow.

  The Class A and Class B warrants, 2,635,714 and 2,635,714, respectively, expired on May 9, 2001. At December 31, 2000 these warrants were excluded from the calculation of diluted earnings per share because the affect was anti-dilutive.

  At December 31, 2001 and December 31, 2000, 936,778 and 145,414 options and other warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

  Preferred Stock

  In March 1999, the Company issued 6,475 shares of Series C Convertible Preferred Stock to OPLI and several other accredited investors in exchange for the conversion of $4,475 of Convertible Promissory Notes and $2,000 in cash. In connection with the transaction OPLI was also granted two year options to acquire 428,571 shares of common stock at $5.25 per share. The transaction was approved by a majority vote of the common shareholders and on January 26, 2001 the Board of Directors extended the exercise period to January 25, 2002.

  Common Stock

  In April 1999, OPLI converted the 6,475 shares of Series C Convertible Preferred Stock into 1,968,083 shares of common stock. During year 2001 the Company completed a private placement of 723,362 shares of the Company's common stock. Proceeds from the private placement were $1,700 less costs of raising capital of $250 netting the Company $1,450. Additionally, the Company issued 210,492 shares in settlement of legal obligations totaling $500. Options exercised during the year 2001 were 77,922 valued at $300.

  Stockholders' Equity

  Escrowed Securities

  As of December 31, 2000 all common shares and options to purchase common stock previously held in escrow were returned to capital at July 15, 2001. Shares returned to capital totaled 1,167,263 common shares. Options cancelled totaled 17,064.

  These shares were placed in escrow in 1996 through 1997 and their release was subject to certain performance criteria, not met, and any shares not released to be forfeited on July 15, 2001. No shares were released.

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

  Had compensation expense been determined for stock options granted during the nine months ended December 31, 2000 and year ended March 31, 2000 based on the fair value at grant dates consistent with SFAS No. 123, the Company's condensed Pro Forma Statement of Operations for those periods would have been as follows:

                                                              Nine
                                                 Year        Months        Year
                                                 Ended        Ended       Ended
                                              December 31, December 31, March 31,
                                                 2001         2000         2000
                                              -----------  -----------  ----------
Net income (loss):
  As reported............................... $       868  $     1,148  $      861
                                              ===========  ===========  ==========
  Pro forma................................. $       423  $       933  $      429
                                              ===========  ===========  ==========
Basic income (loss) per share:
  As reported............................... $      0.16  $      0.25  $     0.20
                                              ===========  ===========  ==========
  Pro forma................................. $       --   $      0.20  $     0.10
                                              ===========  ===========  ==========
Diluted income (loss) per share:
  As reported............................... $      0.14  $      0.21  $     0.20
                                              ===========  ===========  ==========
  Pro forma................................. $       --   $      0.17  $     0.10
                                              ===========  ===========  ==========

  The weighted average estimated fair values of employee stock options granted during the twelve months ended December 31, 2001, the nine months ended December 31, 2000 and the twelve months ended March 31, 2000 were $2.88, $2.52 and $2.77 per share, respectively.

  The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted- average assumptions for the year ended December 31, 2001 was as follows:

                                                              Nine
                                                 Year        Months        Year
                                                 Ended        Ended       Ended
                                              December 31, December 31, March 31,
                                                 2001         2000         2000
                                              -----------  -----------  ----------
Risk-free interest rate.....................        5.98         5.98    5.06-6.6
Dividend yield..............................       0.00%        0.00%       0.003
Volatility..................................         126%         126%    96%-114
Average life................................         2.0          2.0         4.5

  Option activity under the 1993 Plan, 1996 Plan and 1998 Plan was as follows:

                                                Outstanding Options
                                              ------------------------
                                                            Weighted
                                                             Average
                                                Number      Exercise
                                               of Shares      Price
                                              -----------  -----------
Balance at March 31, 1999...................     517,403  $      8.20
  Options granted...........................     839,243         3.96
  Options exercised.........................     (33,570)        5.46
  Options cancelled.........................    (228,928)       11.32
                                              -----------
Balance at March 31, 2000...................   1,094,148         4.21
  Options granted...........................      28,571         6.51
  Options exercised.........................     (16,069)        6.25
  Options cancelled.........................    (445,108)        6.76
                                              -----------
Balance at December 31, 2000................     661,542         5.18
  Options granted...........................         --
  Options exercised.........................     (77,922)        3.85
  Options cancelled.........................     (58,993)        4.48
                                              -----------
Balance at December 31, 2001................     524,627         5.41
                                              ===========

  The following table summarizes information regarding stock options outstanding at December 31, 2001:

                 Weighted
                  Average
                 Remaining
                Outstanding Contractual   Average  Exercisable   Average
Range of        at December    Life      Exercise  at December  Exercise
Exercise Prices  31, 2001     (Years)      Price    31, 2001      Price
--------------- ----------- -----------  --------- -----------  ---------
 0.973-4.816       388,641        6.92  $    3.85     215,738  $    3.90
 5.467-7.658         7,429        6.87       6.29       3,428       6.42
 7.875-9.408        99,986        6.57       8.75      94,603       8.80
14.658-35.00        28,571        8.01      14.66      13,095      14.66
                -----------                        -----------
                   524,627                            326,864
                ===========                        ===========

  Other Options and Warrants

  The Board has authorized a contingent grant of options for Mali Kuo, as former chief executive officer, to purchase 250,000 shares of the Company's common stock, subject to attainment of certain financing targets for the Company. These options have an aggregate exercise price of $6.37. None of these options have been exercised to date.

  In connection with the sale of preferred stock to OPLI in 1998, the Company granted a 2 year option to purchase 428,571 shares of common stock at an exercise price of $5.25. The Board subsequently authorized an extension to January 25, 2002 for the exercise of the OPLI option. The options were not exercised and have been cancelled. Additionally, OPLI had been given the right to invest $3.5 million in the Company's common stock at an exercise price of $3.29, which right would expire on January 25, 2002. The right was not exercised and has been cancelled.

  Dr. Sun was granted a one (1) year option of 493,500 shares at $3.85, immediately exercisable, on December 6, 2000. This option was not exercised and has been cancelled. Dr. Sun currently has no options outstanding.

  Warrants totaling 464,286 were issued during the year ended December 31, 2001. Of these warrants, 250,000 were issued in connection with capital raising activities and 214,286 warrants were issued for expenses. The exercise prices of these warrants range from $2.75 to $5.25.

  Employee Stock Purchase Plan

  In September 1997, the shareholders approved 71,429 shares for distribution under the Company's employee stock purchase plan which employees may purchase shares, subject to certain limitations, at no less than 85% of the lower of the fair market value of the shares at the beginning or end of a three-month purchase period. The first enrollment period for the stock purchase plan began on April 1, 1998. As of December 31, 2001, no shares have been distributed to employees under this plan.

  Employee Benefit Plan

  During fiscal 1998, the Company implemented a 401(k) tax- deferred savings plan under which all U.S. employees may contribute up to 16% of their compensation, subject to certain Internal Revenue Service limitations. The Company has not contributed to the plan to date.

  Segment Information

  The Company operates in one business segment, which includes developing, producing and marketing digital video systems and sub- assemblers and computer peripherals.

                                                 Nine
                                    Year        Months        Year
                                    Ended        Ended       Ended
                                 December 31, December 31, March 31,
                                    2001         2000         2000
                                 -----------  -----------  ----------
Product line:
  Net sales
    DVD products............... $   158,091  $    71,490  $   56,000
    CD product.................         730          251       1,900
    All other..................       1,050        1,362       2,392
                                 -----------  -----------  ----------
                                $   159,871  $    73,103  $   60,292
                                 ===========  ===========  ==========

  A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions could adversely effect operating results.

  Geographic information for revenues and long-lived assets for the year ended December 31, 2001, nine months ended December 31, 2000 and the year ended March 31, 2000 are as follows:

                                                 Nine
                                    Year        Months        Year
                                    Ended        Ended       Ended
                                 December 31, December 31, March 31,
                                    2001         2000         2000
                                 -----------  -----------  ----------
Product line:
  Net sales
    Domestic................... $     3,051  $       251  $    5,542
    Foreign....................     156,820       72,852      54,750
                                 -----------  -----------  ----------
                                $   159,871  $    73,103  $   60,292
                                 ===========  ===========  ==========
  Identifiable assets
    Domestic................... $     5,707  $     4,837  $    5,277
    Foreign....................      39,929       25,171      17,698
                                 -----------  -----------  ----------
                                $    45,636  $    30,008  $   22,975
                                 ===========  ===========  ==========

  In the twelve months ended December 31, 2001 foreign sales to China were approximately $125 million. In the nine months ended December 31, 2000 foreign sales to China were approximately $57 million. Sales to China in the twelve months ended March 31, 2000 were $44.5 million.

  In the twelve months ended December 31, 2001, the Company had a major customer who accounted for over 10% of sales. The largest customer had sales of $68.0 million. During the nine months ended December 31, 2000, the Company had two major customer, who individually accounted for over 10% of sales. The largest customer had sales of $20.7 million and the other customer had sales of $9.3 million. During the fiscal year ending March 31, 2000, the Company had one major customer who accounted for over 10% of sales of $17.9 million.

  Joint Venture

  During 2001 the Company formalized its participation in a joint venture in China. The Company's majority owned subsidiary, DVS Korea, owns 51% of the joint venture in return for investing $170 in cash, providing assembly and test equipment valued at $880 and executing a Technology Investment Exchange Agreement. The Chinese partner invested $1,950 cash for a 39% ownership interest and another company owns the remaining 10% for its investment of equipment valued at $500. The Joint Venture Agreement has been approved by all partners and by the Chinese Government. The financial statements of the joint venture have been included in the consolidated financial statements of the Company since it controls activities of the joint venture. Additionally, DVS Korea sold, under letter of credit arrangements, $48 million of product to a partner in the joint venture.

  Pending Litigation

  The Company has reached final settlement agreement with the Company's former corporate counsel, Troy & Gould, related to unpaid capital raising fees and legal costs. The Company will satisfy the terms of the settlement agreement and receive full satisfaction of the judgment rendered on previously reported lawsuit by payment of settlement amount in the settlement agreement. The amounts due under the settlement agreement were paid in full in February 2002.

  Laser Dynamics, Inc. sued the Company in May 2000 alleging that DVS infringed on certain patents. The Company has executed a non-exclusive and royalty free license agreement with Laser Dynamics, Inc., the owner of U.S. Patient Nos. 5,587,981 and 5,959,280 effective February 14, 2001. According to the agreement, DVS shall pay $200 to Laser Dynamics, Inc. for the license. The agreement is additionally a world-wide, irrevocable and perpetual license to manufacture products under said patents. The Company has received an order for dismissal on previously filed civil action. DVS Korea paid the $200 during 2001 and treated the entire amount as a license fee expense.

  On December 4, 2001, a lawsuit was filed in United States District Court, Northern District of California against DVS and certain directors, officers and employees of DVS. The plaintiffs in the foregoing action are certain investors that purchased securities from DVS in May 2001 and July 2001 in transactions not involving a public offering. The complaint relating to these transactions purports to allege claims relating to violation of state and federal securities laws, breach of fiduciary duties, breach of contract, fraud, and negligent misrepresentation. The plaintiffs seek declaratory judgment relief, compensatory damages in excess of $1,000, punitive damages, and costs of suit, including attorneys' fees. DVS and the other defendants have not yet answered any of the complaints listed above, and discovery has not yet commenced. Although DVS believes that it has certain meritorious defenses to the complaints and intends to vigorously defend the action, an adverse judgment by a court or jury could have a material and adverse effect on DVS' business, results of operation and financial condition.

  DVS Korea is involved in a lawsuit with a former employee who is claiming unfair dismissal. The DVS Korea's legal counsel has not been able to provide an estimate of damages nor have they been able to determine the likelihood of loss. The Company had accrued $90 at December 31, 2001 and 2000. During the period, in accordance with a Korean court order, DVS Korea deposited $1,160 with the court until this litigation is resolved. This deposit is included in prepaid expenses in other current assets as of December 31, 2001 and 2000. Management intends to defend this lawsuit vigorously and expects to receive the deposit back during the next year.

  The Company has been named as a defendant in several other lawsuits in the normal course of its business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material effect on the consolidated financial statements of the Company.

  Selected Quarterly Financial Data

The following tables contain selected unaudited statement of operations information for each quarter of the year ended December 31, 2001, the nine month period ended December 31, 2000 and the year ended March 31, 2000.

                                               Year Ended December 31, 2001
                                        ------------------------------------------
                                         Fourth      Third     Second      First
                                         Quarter    Quarter    Quarter    Quarter
                                        ---------  ---------  ---------  ---------
                                                 (in thousands) (unaudited)
Net revenue........................... $  54,493  $  52,879  $  36,067  $  16,432
Gross profit..........................     1,206      5,379      5,498      1,993
Net income (loss).....................        67        663        327       (189)
Basic income (loss) per share (1).....      0.01       0.12       0.06      (0.04)
Diluted income (loss) per share (1)...      0.01       0.11       0.05      (0.04)
Shares used in computation of basic
  income (loss) per share.............     5,443      5,548      5,292      4,833
Shares used in computation of diluted
  income (loss) per share.............     6,208      6,269      6,385      4,833

                                              Nine Months Ended December 31, 2000
                                        ------------------------------------------
                                         Fourth      Third     Second      First
                                         Quarter    Quarter    Quarter    Quarter
                                        ---------  ---------  ---------  ---------
                                                 (in thousands) (unaudited)
Net revenue........................... $  25,730  $  24,618  $  22,755  $
Gross profit..........................     3,780      3,755      2,575
Net income (loss).....................       (81)       743        486
Basic income (loss) per share (1).....     (0.02)      0.16       0.11
Diluted income (loss) per share (1)...     (0.02)      0.13       0.09
Shares used in computation of basic
  income (loss) per share.............     4,670      4,681      4,523
Shares used in computation of diluted
  income (loss) per share.............     5,527      5,635      5,590

                                                 Year Ended March 31, 2000
                                        ------------------------------------------
                                         Fourth      Third     Second      First
                                         Quarter    Quarter    Quarter    Quarter
                                        ---------  ---------  ---------  ---------
                                                 (in thousands) (unaudited)
Net revenue........................... $  14,725  $  23,481  $  15,731  $   6,355
Gross profit..........................     2,087      3,649      1,725        322
Net income (loss).....................    (1,250)       461      3,030     (1,380)
Basic income (loss) per share (1).....     (0.28)      0.10       0.68      (0.31)
Diluted income (loss) per share (1)...     (0.28)      0.08       0.68      (0.31)
Shares used in computation of basic
  income (loss) per share.............     4,487      4,610      4,460      4,455
Shares used in computation of diluted
  income (loss) per share.............     5,609      5,763      4,460      4,455

________

(1) See Consolidated Statement of Operations.

The sum of quarterly per share amounts may not equal per share amounts reported for the year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to Directors is included under the caption "Proposal One-Election of Directors" in the Proxy Statement for the 2002 Annual Meeting to be held on May 23, 2002 (the "2002 Proxy Statement") and is incorporated herein by reference. Information with respect to Executive Officers is included under the caption "Executive Officers" in Part I hereof after Item 4.

Information regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2002 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included under the caption "Proposal One - Election of Directors - Director Compensation" and "Executive Officer Compensation" in the 2002 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under the caption "Security Ownership of Principal Stockholders and Management" in the 2002 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included under the caption "Transactions with Management" in the 2002 Proxy Statement and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Digital Video Systems, Inc. under Item 8 of Part II hereof.

2. Financial Statement Schedule

The following schedule of the Company is included herein:

Valuation and Qualifying Accounts (Schedule II)

All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the Consolidated Financial Statements and Notes thereto in Item 8 above.

The following documents are included in Exhibit 23 hereto:

Exhibit 23.2 Consent of Burr, Pilger & Mayer, Inc., Independent Auditors

Exhibit 23.3 Consent of Shu Lun Pan certified Public Accountants Co., LTD

3. Exhibits

See Item 14(c) below.

(b) Reports on Form 8-K

Not Applicable.

(c) Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on this 1st day of April 2002.

DIGITAL VIDEO SYSTEMS, INC.

By: /s/ Douglas T. Watson

Douglas T. Watson

Chief Executive Officer and Director

By: /s/ Da King Lu

Da King Lu

Vice President, Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature	Title	Date
/s/ Douglas T. Watson Douglas T. Watson	Chief Executive Officer and Director	April 1, 2002
/s/ Dr. edmund y. sun Dr. Edmund Y. Sun	Chief Technology Officer and Director	April 1, 2002
/s/ Ande Abbott Ande Abbott	Director	April 1, 2002
/s/ Young Sam Cho Young Sam Cho	Director	April 1, 2002
/s/ Cary Fitchey Carey Fitchey	Director	April 1, 2002
/s/ Hak C. Howard Lee Hak C. Howard Lee	Director	April 1, 2002

DIGITAL VIDEO SYSTEMS, INC.
Schedule II
Valuation and Qualifying Accounts and Reserves
(in thousands)

                                      Balance    Additions
                                         at      Charged to              Balance
                                     Beginning   Costs and                at End
Description                          of Period    Expenses   Deductions of Period
-----------------------------------  ----------  ----------  ---------  ----------
2001:
Allowance for doubtful accounts
  receivable....................... $      952  $      423  $   1,055  $      320
Warranty reserve...................        128         207        --          335
Deferred tax asset valuation
  allowance........................     15,360       2,771        --       18,131
Reserve for slow moving and
  obsolete inventory...............        397         --          69         328

2000:
Allowance for doubtful accounts
  receivable....................... $    4,259  $      519  $   3,826  $      952
Warranty reserve...................        --          128        --          128
Deferred tax asset valuation
  allowance........................     15,006         354        --       15,360
Reserve for slow moving and
  obsolete inventory...............      1,411         --       1,014         397

1999:
Allowance for doubtful accounts
  receivable....................... $    4,275  $      --   $      16  $    4,259
Warranty reserve...................        --          --         --          --
Deferred tax asset valuation
  allowance........................     13,819       1,187        --       15,006
Reserve for slow moving and
  obsolete inventory...............      1,287         124        --        1,411

EXHIBIT INDEX
Exhibit Number	Document
3.1	Amended and Restated Certificate of Incorporation of the Company.(1)
3.2	Bylaws of the Company.(1)
4.1	Specimen Common Stock Certificate.(3)
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

10.54	Sublease Agreement dated as of November 17, 1998 by and among Digital Video Systems, Inc., Savoir Technology Group and Technology Park Atlanta, Inc. (17)
10.55	Lease Termination Agreement dated as of November 17, 1998 by and between Digital Video Systems, Inc and Dell Enterprises. (17)
10.56	Lease agreement dated as of December 18th, 1998 by and between Digital Video Systems, Inc. and Sun and Sun LLP. (17)
10.57	Agreement dated as of February 1999 by and among Digital Video Systems, Inc., Savoir Technology Group and Technology Park Atlanta, Inc. (17)
10.58	Employment Agreement dated as of February 18, 1999 by and between Digital Video Systems, Inc. and Mali Kuo. (17)
10.59	Finder's Agreement dated as of January 8, 1999 by and between Digital Video Systems, Inc. and Mali Kuo. (17)
10.60	Agreement dated as of April 28, 1999 by and between Digital Video Systems, Inc. and Chinapro. (17)
10.61	Agreement dated as of July 28, 1999 by and between Digital Video Systems, Inc. and Shanghai Industrial Investment (Group) Co., Ltd. (17)
10.62	Purchase and Option Agreement dated as of September 30, 1999 by and between Digital Video Systems, Inc. and Oregon Power Lending Institution. (16)
21.1	List of Subsidiaries
23.1	Consent of Burr, Pilger & Mayer, Inc., Independent Auditors
23.2	Consent of Shu Lun Pan certified Public Accountants Co., Ltd.

(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (Registration No. 333-2228), as filed with the Commission on March 8, 1996.

(2) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-2228) as filed with the Commission on April 23, 1996.

(3) Incorporated by reference from Amendment No. 2 to the Company's Registration Statement on FormSB-2 (Registration No. 333-2228), as filed with the Commission on May 8, 1996.

(4) Incorporated by reference from the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-15471), as filed with the Commission on November 4, 1996.

(5) Incorporated by reference from the Company's Form 10-KSB for the Fiscal Year Ended March 31, 1997 as filed with the Commission on June 30, 1997.

(6) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on August 15, 1997.

(7) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on September 26, 1997.

(8) Incorporated by reference to the Company's Definitive Proxy Statement filed with the Commission on August 11, 1997.

(9) Incorporated by reference from the Company's Form 10-QSB for the quarter ended September 30, 1997 as filed with the Commission on November 19, 1997.

(10) Incorporated by reference from the Company's Form 10-QSB for the quarter ended December 31, 1997 as filed with the Commission on February 12, 1998.

(11) Incorporated by reference from the Company's Form 10-KSB for the Fiscal Year Ended March 31, 1998 as filed with the Commission on July 14, 1998.

(12) Incorporated by reference from the Company's Form 10-QSB for the quarter ended June 30, 1998 as filed with the Commission on August 14, 1998.

(13) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on November 3, 1998.

(14) Incorporated by reference from the Company's Form 10-QSB for the quarter ended December 31, 1998 as filed with the Commission on February 23, 1999.

(15) Incorporated by reference to the Company's Definitive Proxy Statement filed with the Commission on April 7, 1999.

(16) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on September 30, 1999.

(17) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on July 31, 2000.