Form 10-Q
period 2002-03-31
DIGITAL VIDEO SYSTEMS INC
filed 2002-05-15
CIK 1009395

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    As of March 31, 2002, there were approximately 5,909,995 shares of the registrant's common stock outstanding.

DIGITAL VIDEO SYSTEMS, INC.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Digital Video Systems, Inc.
Condensed Consolidated Balance Sheet
(in thousands)
(Unaudited)

                                                         March 31,    December 31,
                                                            2002          2001
                                                        ------------  ------------
                        ASSETS
Current assets:
   Cash and cash equivalents.......................... $     14,971  $     10,145
   Restricted cash....................................        3,586         3,236
   Accounts receivable, net...........................        3,847         2,135
   Inventories........................................        8,576        11,886
   Marketable debt securities.........................          761           769
   Prepaid expenses and other current assets..........        5,769         4,747
   Note receivable - related party....................        1,057         1,974
                                                        ------------  ------------
        Total current assets..........................       38,567        34,892
Property and equipment, net of depreciation...........        9,414         9,715
Intangibles...........................................          950         1,013
Other assets..........................................           16            16
Deferred tax assets...................................          168           --
                                                        ------------  ------------
        Total assets.................................. $     49,115  $     45,636
                                                        ============  ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit..................................... $     20,745  $     16,500
   Current portion of long term debt..................          170           172
   Accounts payable...................................        8,204         5,876
   Accrued liabilities................................        3,099         3,883
   Notes payable......................................        3,532         1,834
   Other payable......................................        1,941         1,631
                                                        ------------  ------------
        Total current liabilities.....................       37,691        29,896
Long-term liabilities-long term debt..................          219           264
Other long term liabilities...........................        1,488         1,488
                                                        ------------  ------------
Total liabilities.....................................       39,398        31,648

Minority interest.....................................        3,876         4,877

Stockholders' equity:
   Preferred stock....................................          --            --
   Common stock.......................................            1             1
   Additional paid-in capital.........................       71,550        71,350
   Accumulated other comprehensive (loss) ............         (167)         (210)
   Deferred compensation..............................          (60)          (60)
   Accumulated deficit................................      (65,483)      (61,970)
                                                        ------------  ------------
Total stockholders' equity............................        5,841         9,111
                                                        ------------  ------------
Total liabilities and stockholders' equity............ $     49,115  $     45,636
                                                        ============  ============

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

                                          Three Months Ended
                                             March 31,
                                         --------------------
                                           2002       2001
                                         ---------  ---------
Net revenue............................ $  22,867  $  16,432
Cost revenue...........................    22,734     14,439
                                         ---------  ---------
Gross margin...........................       133      1,993

Operating expenses:
  Research and development.............       903        421
  Sales and marketing..................       633        500
  General and administrative...........     1,746        923
                                         ---------  ---------
     Total operating expenses..........     3,282      1,844
                                         ---------  ---------
     Income (loss) from operations.....    (3,149)       149
Interest expense.......... ............      (476)      (172)
Other expense..........................      (529)      (199)
                                         ---------  ---------
Loss before minority interest
  and income taxes.....................    (4,154)      (222)
Income tax provision...................       --         (97)
Minority interest......................       641        130
                                         ---------  ---------
Net loss............................... $  (3,513) $    (189)
                                         =========  =========

Basic net loss per share............... $   (0.60) $   (0.04)
                                         =========  =========

Diluted net loss per share............. $   (0.60) $   (0.04)
                                         =========  =========

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                          ----------------------
                                                             2002        2001
                                                          ----------  ----------
Cash flows from operating activities:
Net loss................................................ $   (3,513) $     (189)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Minority interest...................................     (1,001)       (130)
    Depreciation and amortization.......................        545        (199)
    Issuance of common stock for service provided.......        200         --
    Stock options compensation expense..................        --           18
Changes in operating assets and liabilities:
    Accounts receivable.................................     (1,712)        664
    Inventories.........................................      3,310       1,358
    Prepaid expenses and other current assets...........     (1,022)      1,045
    Other assets........................................        --         (128)
    Deferred tax asset..................................       (168)        --
    Accounts payable....................................      2,328         547
    Accrued liabilities.................................       (784)      1,086
    Other payable.......................................        310         124
    Other long-term liabilities.........................        --       (1,109)
                                                          ----------  ----------
Net cash provided by (used in) operating activities.....     (1,507)      3,087
                                                          ----------  ----------
Cash flows from investing activities:
   Acquisition of property and equipment................       (181)        (32)
   Investment in Shanghai...............................        --         (267)
   Investment in Marketable debt securities.............          8         --
                                                          ----------  ----------
Net cash used in investing activities...................       (173)       (299)
                                                          ----------  ----------
Cash flows from financing activities:
   Proceeds of common stock.............................        --          664
   Write down of notes receivable.......................        917         320
   Repayment of line of credit..........................        --       (2,476)
   Proceeds from notes payable..........................      1,698         (97)
   Proceeds from line of credit borrowings..............      4,245         --
   Payments of notes payable borrowings.................        (47)        --
                                                          ----------  ----------
Net cash provided by (used in) financing activities.....      6,813      (1,589)
                                                          ----------  ----------
Effect of exchange rate changes.........................         43        (401)
                                                          ----------  ----------
Net increase in cash and cash equivalents...............      5,176         798
Cash and cash equivalents at beginning of period........     13,381       5,186
                                                          ----------  ----------
Cash and cash equivalents at end of period.............. $   18,557  $    5,984
                                                          ==========  ==========

Supplemental disclosures:
  Interest paid......................................... $       51  $       45
                                                          ==========  ==========
  Taxes paid............................................ $       87  $      --
                                                          ==========  ==========

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of DVS include the accounts of the Company and its subsidiaries. The statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending December 31, 2002. All significant inter-company balances and transactions have been eliminated.

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

2. Accounting Changes

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Accounting for Business Combinations (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. The SFAS No. 142 accounting standard addresses financial accounting and reporting for goodwill and other intangible asses and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of the fiscal year. Impairment losses that arise due to the initial application of this standard will be reported as a cumulative effect of a change in accounting principle. The first step of the goodwill impairment test, which must be completed within six months of the effective date of this standard, will identify potential goodwill impairment. The second step of the goodwill impairment test, which must be completed prior to the issuance of the annual financial statements, will measure the amount of the goodwill impairment loss, if any.

At March 31, 2002, the Company had goodwill of $655. In accordance with SFAS No. 142, the Company will complete its test for goodwill impairment during the second quarter of 2002 and, if impairment is indicated, record such impairment as a cumulative effect of accounting change effective January 1, 2002. The Company is currently evaluating the effect that the impairment review may have on its consolidated results of operation and financial position.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," that develops one accounting model for long-lived assets that are to be disposed of by sale and expands the scope of discontinued operations. We adopted SFAS No. 144 on January 1, 2002 and the adoption of this statement did not have an material impact on our financial position, results of operations or cash flows.

3. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income per share is computed using the weighted average number of common and potentially dilutive common shares during the periods, except those that are anti-dilutive. Basic and diluted net loss per share is calculated as follows (in thousands):

                                          Three Months Ended
                                               March 31,
                                         --------------------
                                           2002       2001
                                         ---------  ---------
Net loss............................... $  (3,513) $    (189)
                                         =========  =========

Weighted average common shares
  outstanding(1).......................     5,869      4,833
Dilutive stock options and warrants....       --         --
                                         ---------  ---------
Total fully diluted shares.............     5,869      4,833
                                         =========  =========

Basic net loss per share............... $   (0.60) $   (0.04)
                                         =========  =========

Diluted net loss per share............. $   (0.60) $   (0.04)
                                         =========  =========

____________

(1) At March 31, 2001 and March 31, 2002, 1,144 and 1,167 shares of common stock, respectively, were excluded from the calculation of basic and diluted earnings per share because they represented common stock which have been forfeited pursuant to certain escrow agreements.

4. Comprehensive Income (Loss)

The components of comprehensive income, net of tax, are as follows (in thousands):

                                          Three Months Ended
                                             March 31,
                                         --------------------
                                           2002       2001
                                         ---------  ---------
Net loss............................... $  (3,513) $    (189)
Cumulative foreign currency
  translation adjustments..............        43       (401)
                                         ---------  ---------
  Comprehensive loss................... $  (3,470) $    (590)
                                         =========  =========

Accumulated other comprehensive income presented on the accompanying consolidated condensed balance sheet consists of the cumulative foreign currency translation adjustments.

5. Inventories

Inventories consisted of the following (in thousands)

                                            March 31,   December 31,
                                              2002         2001
                                           -----------  -----------
Raw materials............................ $     3,515  $     3,772
Work-in-process..........................       4,630        6,464
Finished goods...........................         791        1,978
                                           -----------  -----------
Total inventory..........................       8,936       12,214
Less inventory reserves..................        (360)        (328)
                                           -----------  -----------
Net inventory............................ $     8,576  $    11,886
                                           ===========  ===========

6. Segment Information

The Company is organized in a single business segment, its core business of developing, producing and marketing digital video technology related products which include DVD loaders and other DVD products. While its revenue mainly comes from DVD products, the Company also generates revenue, to a lesser extent, from computer peripherals, equipment and materials.

                                              Three
                                           Months Ended
                                            March 31,
                                              2002
                                           -----------
Product line:
    DVD products......................... $    21,585
    Computer peripherals.................         845
    Equipment and materials..............         437
                                           -----------
       Total sales....................... $    22,867
                                           ===========

A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions could adversely affect operating results.

Geographic information for revenues for the three months ended March 31, 2002 are as follows:

                                              Three
                                           Months Ended
                                            March 31,
                                              2002
                                           -----------
Geographic:
  Domestic............................... $     1,097
  Other international countries..........      21,770
                                           -----------
       Total sales....................... $    22,867
                                           ===========

During the three months ended March 31, 2002, the Company had two customers which individually accounted for over 10% of sales. The largest customer accounted for sales of approximately $8 million or approximately 37% of revenue, and the next largest customer accounted for sales of approximately $4 million or approximately 19% of revenue.

7. Note Receivable-Related Party

On September 30, 1999, the Company entered into an Asset Purchase and Option Agreement ("the Agreement") with OPLI, a related party. Pursuant to the Agreement, the Company sold the assets used in its Digital Video Business, which are comprised of the Ad Insertion Business and the Video on Demand Businesses.

At May 8, 2002, the market value of common stock of OPLI shareholders pledged to the Company as security for note receivable, had a market value of $1.1 million resulting in a write down of note receivable of $0.9 million at May 8, 2002.

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

8. Other

A foreign investment income tax credit is available to offset 75% of income taxes on the Company's foreign subsidiary and net operating loss carryforwards are available to offset current US taxable income.

Intangible assets consisted of the following (in thousands):

                                            March 31,   December 31,
                                              2002         2001
                                           -----------  -----------
Goodwill................................. $       655  $       655
Intangible assets of acquired businesses.       2,400        2,400
                                           -----------  -----------
Total intangible assets..................       3,055        3,055
Less: accumulated amount.................      (2,105)      (2,042)
                                           -----------  -----------
                                          $       950  $     1,013
                                           ===========  ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the condensed consolidated financial statements and notes thereto included herein for the three months ended March 31, 2002.

This document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Act of 1995 that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, proposed sales of the Company's products, the markets for the Company's products, and the development of the Company's products. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, faster than expected declines in the average selling prices of our products, the uncertainty of market acceptance of DVD-ROM drives, DVD loaders and other Company products, planned growth of the Company's operations, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, conducting business in foreign countries, such as China and South Korea, the competitive market for the Company's products and other factors described in the Form 10-K for the year ended December 31, 2001, or in other documents the Company has filed from time to time with the Securities and Exchange Commission. A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions, among other things, could adversely affect operating results.

Results of Operations

In the quarter ended March 31, 2002, the Company continued to focus on its core products based on its DVD intellectual property portfolio. This has resulted in the Company significantly increasing its sales of DVD loaders in the year just passed and continuing the positive trend through the quarter ended March 31, 2002. However, during this same 15 month period, the loader market has experienced severe pricing pressure resulting in average unit sell prices declining more than 30% over this period. The severity and rapid rate of decline has outpaced the Company's ability to reduce its unit cost structure, resulting in our rate of gross margin in this quarter running at less than 1% as compared to 12.1% in the comparable quarter last year. The table below summarizes the impact on the Company's financials (in thousands):

                                          Three Months Ended
                                               March 31,
                                         --------------------
                                           2002       2001
                                         ---------  ---------

Revenue................................ $  22,867  $  16,432
Gross margin...........................       133      1,993
Income (loss) from operations..........    (3,149)       149
Net loss...............................    (3,513)      (189)

Revenue for the quarter ended March 31, 2002 increased to $22.9 million, up 39% from $16.4 million recorded for the quarter ended March 31, 2001. Gross profit was $0.1 million for the quarter ended March 31, 2002, as compared with $2.0 million in the same quarter last year. Loss from operations for the quarter ended March 31, 2002 was $3.1 million, compared with income of $0.1 million in the same quarter of the previous year. Net loss in the quarter ending March 31, 2002 was $3.5 million as compared to a loss of $0.2 in the quarter ending March 31, 2001.

Working capital at March 31, 2002 was $0.9 million, down $4.1 million from the December 31, 2001 level of $5 million. We believe it will be necessary for us to raise additional funds through the sale of debt or equity securities in either the U.S. or Korea in order to meet our objectives for worldwide operations for the year 2002. On March 27, 2002, our Korean subsidiary filed a request to file an application for listing its common stock on KOSDAQ (a Korean Stock Exchange).

While we expect revenue for the second quarter of 2002 to be greater than the second quarter of 2001, we also expect continued pricing pressure to result in continued low rates of gross margin. We expect these lower gross margins to continue until such time as we successfully implement our "single board/single chip solutions". Implementation of these "single board/single chip solutions" will result in a significant reduction in costs which should improve the Company's rate of gross profit. The Company presently expects implementation of the "single board/single chip solutions" early in the third quarter of 2002; however, we may not achieve this timetable, which would mean continued deterioration of gross margins.

A more detailed discussion and comparison of these results is presented below.

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenue for the three month period ended March 31, 2002 compared with the three month ended March 31, 2001. See Consolidated Statements of Operations for additional details.

                                          Three Months Ended
                                             March 31,
                                         --------------------
                                           2002       2001
                                         ---------  ---------

Revenue................................     100.0%    100.0%
Gross margin...........................       0.6%     12.1%
Research and development...............       3.9%      2.6%
Sales and marketing....................       2.8%      3.0%
General and administration.............       7.6%      5.6%
Income (loss) from operations..........     (13.8)%      0.9%
Net loss...............................     (15.4)%     (1.2)%

                                           Three months ended
                                               March 31,
                                         --------------------      %
         Consolidated Revenue              2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $  22,867  $  16,432         39%

Total revenue increased by $6.4 million, or 39%, for the three months ended March 31, 2002 compared with the three months ended March 31, 2001. International revenue, consisting primarily of sales of DVD loaders or CKD (Completely Knocked Down) kits of DVD loaders, represented over 90% of revenue for the quarter ended March 31, 2002. The DVD loaders are sold directly, or indirectly through agents, to DVD player manufacturers in China and certain other countries, for export or local consumption. As the majority of such DVD player manufacturers are located overseas, the Company expects that international sales will continue to constitute a significant portion of its revenue for the foreseeable future.

In the three months ended March 31, 2002, foreign sales in China were approximately $9.2 million or 40% of revenue as compared with $6.7 million or 41% of revenue for the three months ended March 31, 2001. No sales were made to our joint venture partner in China.

                                           Three months ended
                                                March 31,
                                         --------------------      %
             Gross Profit                  2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $     133  $   1,993        (93)%
As a percentage of revenue.............       0.6%     12.1%       --

During the three months ended March 31, 2002, gross margin was $0.1 million or 0.6% of revenue, as compared to $2.0 million or 12.1% for the three months ended March 31, 2001. The Company has, and continues to have in place, a very aggressive cost improvement program. In the past 15 months, our unit manufacturing costs have been reduced by about 20% as a result of these programs and as a result of the procurement efficiency gained as our volumes have increased rapidly. However, these costs reductions have nonetheless lagged behind the over 30% reduction in our average unit sell prices during this period. Our current design and engineering efforts are focused on a single board solution and a single chip solution. We believe that successful completion of either of these programs will improve our rate of gross profit while also providing increased functionality and excellent packaging opportunities. The current schedule is for the initial production of one or both of these programs early in the third quarter. In addition, our rate of gross profit should improve as production shifts to our Joint Venture in China, primarily due to reduced labor costs.Since December, 2001 and continuing through this "off season" period, all of our production needs are being met by the Korean manufacturing facilities. As we enter into the peak season, we expect that the Shanghai facility will be more fully utilized.

                                           Three months ended
                                             March 31,
                                         --------------------      %
       Research and Development            2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $     903  $     421        114%
As a percentage of revenue.............       3.9%      2.6%       --

Research and development expenses consist primarily of personnel and equipment prototype costs required for the Company's product development efforts. Research and development spending in this quarter was increased to 3.9% of revenue, compared with 2.6% for the corresponding quarter a year ago. This increase in absolute dollar and percentage terms occurred primarily because we increased our staffing in R&D by over 20% in order to pursue the single board/chip solutions and other new product developments.

                                           Three months ended
                                             March 31,
                                         --------------------      %
          Sales and Marketing              2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $     633  $     500         27%
As a percentage of revenue.............       2.8%      3.0%       --

Sales and marketing expenses consist primarily of personnel and consulting costs related to our sales process and the marketing of our products, as well as sales commissions and expenses related to promotional activities. Sales and marketing expenses for the three-month period ended March 31, 2002 increased in dollar terms by $0.1 million, or 27%, as compared with the corresponding quarter of 2001, although as a percentage of revenue they were at about the same level for both periods. This increase resulted from additional activities necessary to generate the increased revenue.

                                           Three months ended
                                             March 31,
                                         --------------------      %
      General and Administrative           2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $   1,746        923         89%
As a percentage of revenue.............       7.6%      5.6%       --

General and administrative expenses consist of administrative salaries, bonuses and benefits, insurance, facility leases, fees for legal and accounting services, investor relations and other related costs. General and administrative expenses in this quarter increased to 7.6% of revenue, from 5.6% for the corresponding quarter in 2001. This increase was consistent with the additional administrative activities associated with the increased revenue and bringing on new plants in Korea and the Joint Venture in China.

Liquidity and Capital Resources

While the Company had cash and equivalents of nearly $15 million at March 31, 2002, working capital at March 31, 2002 had declined $4.1 million to $0.9 million as compared with working capital of $5.0 million at December 31, 2001. We believe it will be necessary for us to raise additional funds through the sale of debt or equity securities in either the U.S. or Korea, in order to meet our objectives for worldwide operations for the year 2002. On March 27, 2002, our Korean subsidiary filed a request to file an application for listing its common stock on KOSDAQ (a Korean Stock Exchange).

Net cash used by operating activities was $1.5 million for the three months ended March 31, 2002 as compared with $3.1 million generated by operating activities in the three months ended March 31, 2001. The use of cash by operating activities was caused by net losses of $3.5 million, increased accounts receivable of $1.7 million. increased prepaid and other assets of $1.2 million, minority interest of $1.0 million, and reduction in accrued liabilities of $0.8 million. Cash was provided as inventories declined by $3.3 million, accounts payable were increased by $2.3 million, non cash charges for depreciation and amortization of $0.5 million, increase in other payables of $0.3 million and common stock issued for services provided of $0.2 million.

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2002, primarily consisting of the acquisition of property and equipment. Net cash used in investing activities for the three months ended March 31, 2001 was $0.3 million primarily used for investment in the Shanghai joint venture.

Net cash provided by financing activities was $6.8 million for the three months ended March 31, 2002 as compared to $1.6 million used in the three months ended March 31, 2001. The cash provided by financing activities in this period totaled $6.8 million, consisting of $4.2 million in proceeds from a line of credit, $1.7 million in net proceeds from notes payable and the write down of a note receivable from a related party of $0.9 million.

The Company has lines of credit with several Korean banks, with a total borrowing limit of approximately $12 million. The Company also has approximately $20 million as payment guarantees under letters of credit. The Company believes that it must raise additional capital in the near term if it is to take advantage of the seasonal upswing in the market during the summer and fall of this year.

FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the other information contained in this Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse affect on our business, financial condition or results of operation. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q.

Our operating results fluctuate significantly, and an unanticipated decline in revenue or earnings may disappoint investors or securities analysts and result in a decline in our stock price.

Our recent growth rate may not be sustainable and you should not use our past financial performance to predict future operating results. In addition to the losses incurred during the quarter ended March 31, 2002, we have incurred substantial net losses in the past, as recently as, among others, fiscal years ended March 31, 1999, 1998 and 1997. Our recent quarterly and annual operating results have fluctuated, and will continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are not within our control:

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

We are highly dependent on our principal management and engineering staff. There is intense competition for qualified personnel in our industry, in particular the highly skilled technical personnel involved in the development of DVD technologies and the production of DVD products. Competition is especially intense in Silicon Valley, where our corporate headquarters are located, and in South Korea, where our DVD products have been designed and where most of our manufacturing takes place. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. Our anticipated growth is expected to place increased demands on our resources and will likely require the addition of new management and engineering personnel and the development of additional expertise by existing management personnel. The failure to recruit and retain key technical and management personnel could harm our business.

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

Sales of products overseas accounted for 90.8%, 99.7%, 99.8% and 96% of our revenues in the fiscal year ended March 31, 2000, the nine-month period ended December 31, 2000, the fiscal year ended December 31, 2001 and the three months ended March 31, 2002, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

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

We derived most of our product revenue from Asia during the last three years. We expect that this will continue in the remainder of 2002. Additionally, our major suppliers and assembly subcontractors are all located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we currently do business, such as Japan, Taiwan and South Korea, experienced severe currency fluctuation and economic deflation. If such situations reoccur, it may negatively impact our total revenues and our ability to collect payments from customers in these regions. During such situations, the lack of capital in the financial sectors of these countries can make it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation during such periods may exacerbate a decline in selling prices for our products as our competitors may reduce product prices to generate needed cash.

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

Products sold to our top 5 customers accounted for approximately 70 % of our revenues during the three month period ended March 31, 2002. Products sold to our top 10 customers accounted for approximately 80%, 75% and 88% of our revenues during the fiscal year ended March 31, 2000, the nine-month period ended December 31, 2000 and the fiscal year ended December 31, 2001, respectively. In the three month period ended March 31, 2002, one customer accounted for 37% of our revenue. In the fiscal year ended March 31, 2000, one customer accounted for about 36% of our revenue. In the nine-month period ended December 31, 2000, one customer accounted for about 29% of our revenue and another customer accounted for about 14% of our revenue. In the fiscal year ended December 31, 2001, one customer accounted for about 37% of our revenue. No other customers accounted for more than 10% of our revenues during these three periods. If we were to lose any of these customers or experience any substantial reduction in orders from these customers, our revenues and operating results would suffer.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

None.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002

DIGITAL VIDEO SYSTEMS, INC.

By: /s/ Douglas T. Watson Douglas T. Watson Chief Executive Officer (PRINCIPAL EXECUTIVE OFFICER)

By: /s/ Da King Lu Da King Lu Vice President Finance (PRINCIPAL FINANCIAL OFFICER)