Form 10-Q
period 2002-06-30
DIGITAL VIDEO SYSTEMS INC
filed 2002-08-12
CIK 1009395

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    As of June 30, 2002, there were approximately 5,910,005 shares of the registrant's common stock outstanding.

DIGITAL VIDEO SYSTEMS, INC.
TABLE OF CONTENTS

Digital Video Systems, Inc.
Condensed Consolidated Balance Sheet
(in thousands)
(Unaudited)

                                                               June 30,    December 31,
                                                                 2002          2001
                                                             ------------  ------------
                          ASSETS
Current assets:
   Cash and cash equivalents............................... $      4,874  $     10,145
   Restricted cash.........................................        4,653         3,236
   Accounts receivable, net................................       11,572         2,135
   Inventories.............................................       29,045        11,886
   Marketable debt securities..............................          836           769
   Prepaid expenses and other current assets...............        5,711         4,747
   Note receivable - related party.........................          813         1,974
                                                             ------------  ------------
        Total current assets...............................       57,504        34,892
Property and equipment, net ...............................        9,952         9,715
Intangibles................................................          887         1,013
Other assets...............................................          205            16
                                                             ------------  ------------
        Total assets....................................... $     68,548  $     45,636
                                                             ============  ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit.......................................... $     26,520  $     16,500
   Current portion of long term debt.......................          189           172
   Accounts payable........................................       22,076         5,876
   Accrued liabilities.....................................        2,696         3,883
   Notes payable...........................................        1,751         1,834
   Other payable...........................................        1,350         1,631
                                                             ------------  ------------
        Total current liabilities..........................       54,582        29,896
Long-term liabilities-long term debt.......................          189           264
Other long term liabilities................................        1,488         1,488
                                                             ------------  ------------
Total liabilities..........................................       56,259        31,648

Minority interest..........................................        4,968         4,877

Stockholders' equity:
   Preferred stock.........................................          --            --
   Common stock............................................            1             1
   Additional paid-in capital..............................       71,595        71,350
   Accumulated other comprehensive income (loss)...........          533          (210)
   Deferred compensation...................................          (40)          (60)
   Accumulated deficit.....................................      (64,768)      (61,970)
                                                             ------------  ------------
Total stockholders' equity.................................        7,321         9,111
                                                             ------------  ------------
Total liabilities and stockholders' equity................. $     68,548  $     45,636
                                                             ============  ============

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

                                           Three Months Ended    Six Months Ended
                                             June 30,              June 30,
                                         --------------------  --------------------
                                           2002       2001       2002       2001
                                         ---------  ---------  ---------  ---------
Net revenue............................ $  42,559  $  33,583  $  65,426  $  50,015
Cost of revenue........................    36,840     28,458     59,574     42,897
                                         ---------  ---------  ---------  ---------
Gross margin...........................     5,719      5,125      5,852      7,118

Operating expenses:
  Research and development.............       784        790      1,687      1,211
  Sales and marketing..................       489        921      1,122      1,421
  General and administrative...........     1,661      2,078      3,407      3,001
                                         ---------  ---------  ---------  ---------
     Total operating expenses..........     2,934      3,789      6,216      5,633
                                         ---------  ---------  ---------  ---------
     Income (loss) from operations.....     2,785      1,336       (364)     1,485
Interest (expense) income..............      (288)        48       (764)      (124)
Other expense..........................      (997)       (38)    (1,526)      (237)
                                         ---------  ---------  ---------  ---------
Income (loss) before minority interest
  and income taxes.....................     1,500      1,346     (2,654)     1,124
Income tax (provision) benefit.........       (52)         5        (52)       (92)
Minority interest......................      (733)      (767)       (92)      (637)
                                         ---------  ---------  ---------  ---------
Net income (loss)...................... $     715  $     584  $  (2,798) $     395
                                         =========  =========  =========  =========

Basic net income (loss) per share...... $    0.12  $    0.11  $   (0.48) $    0.08
                                         =========  =========  =========  =========

Diluted net income (loss) per share.... $    0.12  $    0.10  $   (0.48) $    0.07
                                         =========  =========  =========  =========

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                          ----------------------
                                                             2002        2001
                                                          ----------  ----------
Cash flows from operating activities:
Net (loss) income....................................... $   (2,798) $      395
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
    Minority interest...................................         91       1,278
    Depreciation and amortization.......................      1,328         704
    Issuance of common stock for service provided.......        200         --
    Stock options compensation expense..................         20          36
    Write down of notes receivable......................      1,161         --
Changes in operating assets and liabilities:
    Accounts receivable.................................     (9,437)     (4,192)
    Inventories.........................................    (17,159)     (1,600)
    Prepaid expenses and other current assets...........       (964)     (3,837)
    Other assets........................................       (189)      1,971
    Accounts payable....................................     16,200       6,093
    Accrued liabilities.................................     (1,187)      1,152
    Other payable.......................................       (281)         40
    Other long-term liabilities.........................        --         (446)
                                                          ----------  ----------
Net cash (used in) provided by operating activities.....    (13,015)      1,594
                                                          ----------  ----------
Cash flows from investing activities:
   Acquisition of property and equipment................     (1,439)       (709)
   Investment in Shanghai...............................        --         (264)
   Investment in marketable debt securities.............        (67)        --
                                                          ----------  ----------
Net cash used in investing activities...................     (1,506)       (973)
                                                          ----------  ----------
Cash flows from financing activities:
   Proceeds of common stock.............................         45       1,676
   Cost of capital raising..............................        --         (215)
   Repayment of notes payable and long term liabilities.       (141)        (16)
   Repayment of line of credit..........................        --         (113)
   Proceeds from line of credit borrowings..............     10,020         --
   Proceeds from payable borrowings.....................        --          252
                                                          ----------  ----------
Net cash provided by financing activities...............      9,924       1,584
                                                          ----------  ----------
Effect of exchange rate changes.........................        743        (352)
                                                          ----------  ----------
Net (decrease) increase in cash and cash equivalents....     (3,854)      1,853
Cash and cash equivalents at beginning of period........     13,381       5,186
                                                          ----------  ----------
Cash and cash equivalents at end of period.............. $    9,527  $    7,039
                                                          ==========  ==========

Supplemental disclosures:
  Interest paid......................................... $       51  $       45
                                                          ==========  ==========
  Taxes paid............................................ $       87  $      --
                                                          ==========  ==========
  Offset of notes payable and notes receivable.......... $      --   $      320
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

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending December 31, 2002. All significant inter-company balances and transactions have been eliminated.

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

2. Accounting Changes

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Accounting for Business Combinations (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. The SFAS No. 142 accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of the fiscal year. Impairment losses that arise due to the initial application of this standard will be reported as a cumulative effect of a change in accounting principle. The first step of the goodwill impairment test, which must be completed within six months of the effective date of this standard, will identify potential goodwill impairment. The second step of the goodwill impairment test, which must be completed prior to the issuance of the annual financial statements, will measure the amount of the goodwill impairment loss, if any.

The Company completed its test for goodwill impairment during the second quarter of 2002 and has concluded that a transitional impairment charge from the adoption of SFAS No. 142 is not required. At June 30, 2002 the Company had goodwill of $0.2 million, net of amortization thru December 31, 2001.

The following table presents a reconciliation of reported net income and loss and net income and loss per share to adjusted net income and loss and net income and loss per share, as if SFAS No. 142 had been in effect as follows:

                                                               Three Months Ended    Six Months Ended
                                                                   June 30,              June 30,
                                                             --------------------  --------------------
                                                               2002       2001       2002       2001
                                                             ---------  ---------  ---------  ---------
(in thousands, except per share amounts)

Reported net income (loss) ................................ $     715  $     584  $  (2,798) $     395
Addback:  Amortization of goodwill, net of income taxes....       --          33        --          65
                                                             ---------  ---------  ---------  ---------
Adjusted net income (loss) ................................ $     715  $     617  $  (2,798) $     460
                                                             =========  =========  =========  =========

Reported income (loss) - basic............................. $    0.12  $    0.11  $   (0.48) $    0.08
Addback:  Amortization of goodwill, net of income taxes....       --        0.01        --        0.01
Adjusted net income (loss) ................................  ---------  ---------  ---------  ---------
                                                            $    0.12  $    0.12  $   (0.48) $    0.09
                                                             =========  =========  =========  =========

Reported income (loss) - diluted........................... $    0.12  $    0.10  $   (0.48) $    0.07
Addback:  Amortization of goodwill, net of income taxes....       --        0.01        --        0.01
Adjusted net income (loss) ................................  ---------  ---------  ---------  ---------
                                                            $    0.12  $    0.11  $   (0.48) $    0.08
                                                             =========  =========  =========  =========

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," that develops one accounting model for long-lived assets that are to be disposed of by sale and expands the scope of discontinued operations. We adopted SFAS No. 144 on January 1, 2002 and the adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

3. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income per share is computed using the weighted average number of common and potentially dilutive common shares during the periods, except those that are anti-dilutive. Basic and diluted net loss per share is calculated as follows (in thousands):

                                         Three Months Ended      Six Months Ended
                                                June 30,              June 30,
                                         --------------------  --------------------
                                           2002       2001       2002       2001
                                         ---------  ---------  ---------  ---------
Reported net income (loss)............. $     715  $     584  $  (2,798) $     395
                                         =========  =========  =========  =========

Weighted average common shares
  outstanding(1).......................     5,910      5,051      5,889      5,266
Dilutive stock options and warrants....       --         307        --         460
                                         ---------  ---------  ---------  ---------
Total fully diluted shares.............     5,910      5,358      5,889      5,726
                                         =========  =========  =========  =========

Basic net income (loss) per share...... $    0.12  $    0.11  $   (0.48) $    0.08
                                         =========  =========  =========  =========

Diluted net income (loss) per share.... $    0.12  $    0.10  $   (0.48) $    0.07
                                         =========  =========  =========  =========

___________

  At June 30, 2002 and 2001, 51,000 shares and 1,144,000 shares of common stock in escrow was excluded from the calculation of basic and diluted earnings per share. The common stock in escrow is forfeited and will be excluded from the calculation of earnings per share for future periods.

  At June 30, 2002, 939,787 shares of options and other warrants were excluded from the calculation of the diluted earnings per share because the effect is anti-dilutive.

4. Comprehensive Income (Loss)

The components of comprehensive income, net of tax, are as follows (in thousands):

                                           Six Months Ended
                                               June 30,
                                         --------------------
                                           2002       2001
                                         ---------  ---------
Net income (loss)...................... $  (2,798) $     395
Cumulative foreign currency
  translation adjustments..............       743       (352)
                                         ---------  ---------
  Comprehensive loss................... $  (2,055) $      43
                                         =========  =========

Accumulated other comprehensive income presented on the accompanying consolidated condensed balance sheet consists of the cumulative foreign currency translation adjustments.

5. Inventories

Inventories consisted of the following (in thousands)

                                            June 30,    December 31,
                                              2002         2001
                                           -----------  -----------
Raw materials............................ $     9,039  $     3,772
Work-in-process..........................      13,859        6,464
Finished goods...........................       6,507        1,978
                                           -----------  -----------
Total inventory..........................      29,405       12,214
Less inventory reserves..................        (360)        (328)
                                           -----------  -----------
Net inventory............................ $    29,045  $    11,886
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

                                              Three         Six
                                          Months Ended  Months Ended
                                            June 30,     June 30,
                                              2002         2002
                                           -----------  -----------
                                               (in thousands)
Product line:
    DVD products......................... $    42,337  $    63,922
    Computer peripherals.................         222        1,067
    Equipment and materials..............         --           437
                                           -----------  -----------
       Total sales....................... $    42,559  $    65,426
                                           ===========  ===========

A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions could adversely affect operating results.

Geographic information for revenues for the three and six months ended June 30, 2002 is as follows (in thousands):

                                              Three         Six
                                          Months Ended  Months Ended
                                            June 30,     June 30,
                                              2002         2002
                                           -----------  -----------
Geographic:
  Domestic............................... $       222        1,319
  Other international countries..........      42,337       64,107
                                           -----------  -----------
       Total sales....................... $    42,559       65,426
                                           ===========  ===========

During the three months ended June 30, 2002, the Company had two customers which individually accounted for over 10% of sales. The largest customer accounted for sales of approximately $5.7 million or approximately 13.4% of revenue, and the next largest customer accounted for sales of approximately $4.7 million or approximately 11.1% of revenue.

7. Note Receivable-Related Party

On September 30, 1999, the Company entered into an Asset Purchase and Option Agreement ("the Agreement") with OPLI, a related party. Pursuant to the Agreement, the Company sold the assets used in its Digital Video Business, which are comprised of the Ad Insertion Business and the Video on Demand Businesses.

At December 31, 2001 the OPLI note receivable outstanding was at $2.0 million and was in default. Payment in arrears totaled $1.0 million. The shares of the Company's common stock purchased in 1998 plus the assets acquired, giving rise to the note receivable, have been pledged and secured. Common stock of OPLI shareholders pledged are in the possession of the Company and at December 31, 2001 had a market value that equals approximately the outstanding balance due on the note receivable.

At August 4, 2002, the market value of common stock of OPLI shareholders pledged to the Company as security for note receivable, had a market value of $0.8 million resulting in a write down of the note receivable of $0.9 million at May 8, 2002 and an additional $0.3 million at August 4, 2002.

8. Other

A foreign investment income tax credit is available to offset 75% of income taxes on the Company's foreign subsidiary and net operating loss carryforwards are available to offset current US taxable income.

Intangible assets consisted of the following (in thousands):

                                            June 30,    December 31,
                                              2002         2001
                                           -----------  -----------
Goodwill................................. $       655  $       655
Intangible assets of acquired businesses.       2,400        2,400
                                           -----------  -----------
Total intangible assets..................       3,055        3,055
Less: accumulated amount.................      (2,168)      (2,042)
                                           -----------  -----------
                                          $       887  $     1,013
                                           ===========  ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the condensed consolidated financial statements and notes thereto included herein for the three months ended June 30, 2002.

This document contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Act of 1995 that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, proposed introduction of new products, including anticipated features, functionality and timing thereof, expected impact on our gross margin of such new product introductions, sales of the Company's products, the markets for the Company's products, and the development of the Company's products. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, faster than expected declines in the average selling prices of our products, the uncertainty of market acceptance of DVD loaders and other Company products, continued availability of working capital as the need to extend credit terms becomes more commonplace, planned growth of the Company's operations, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, conducting business in foreign countries, such as China and South Korea, the competitive market for the Company's products and other factors described in the Form 10-K for the year ended December 31, 2001, or in other documents the Company has filed from time to time with the Securities and Exchange Commission. A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions, among other things, could adversely affect operating results.

Results of Operations

In the quarter ended June 30, 2002, the Company continued to focus on its core products based on its DVD intellectual property portfolio. This has resulted in the Company significantly increasing its sales of DVD loaders in the year just passed and continuing the positive trend through the quarter ended June 30, 2002. However, during this same eighteen- month period, the loader market has experienced severe pricing pressure resulting in the average unit sale price declining more than 30% over this period. The severity and rapid rate of decline had in the previous two quarters outpaced the Company's ability to reduce its unit cost structure, resulting in our rate of gross margin in these two quarters running at less than 3%. The current quarter ending June 30, 2002 has benefited from significant reduction in costs of procured components as suppliers recognize and support, through reduced component prices, the overall pricing pressures of the loader market place. Additionally, the China joint venture, Shanghai Fangyuan Digital Technology Ltd (SFDT), accounted for nearly 20% of our revenue helping us to realize substantial savings in the labor content of our product. As a result, the gross margin in the quarter ended June 30, 2002 has increased to 14%. This compares to 15.2% in the comparable quarter last year. The Company believes that this vendor support will continue into subsequent periods but has no assurances at what level of support or for how long this support will remain in place. The table below summarizes the impact on the Company's financials (in thousands):

                                           Three Months Ended    Six Months Ended
                                                June 30,              June 30,
                                         --------------------  --------------------
                                           2002       2001       2002       2001
                                         ---------  ---------  ---------  ---------

Revenue................................ $  42,559  $  33,583  $  65,426  $  50,015
Gross profit...........................     5,719      5,125      5,852      7,118
Income (loss) from operations..........     2,785      1,336       (364)     1,485
Net income (loss)......................       715        584     (2,798)       395

Revenue for the quarter ended June 30, 2002 increased to $42.6 million, up 27% from $33.6 million recorded for the quarter ended June 30, 2001. Gross profit was $5.7 million for the quarter ended June 30, 2002, as compared with $5.1 million in the same quarter last year. Income from operations for the quarter ended June 30, 2002 was $2.8 million, compared with income of $1.3 million in the same quarter of the previous year. Net income in the quarter ending June 30, 2002 was $0.7 million as compared to $0.6 in the quarter ending June 30, 2001.

Revenues for the six-month period ended June 30, 2002 increased to $65.4 million, a 31% increase from the $50.0 million recorded for the quarter ending June 30, 2001. Gross profit was $5.9 million for the six months ended June 30, 2002, as compared to $7.1 million in same period last year. Loss from operations for the six months ended June 30, 2002 was $0.4 million as compared to income from operations of $1.5 million in the like period last year. Net loss of $2.8 million in the six-month period ending June 30, 2002 as compared to the net income of $0.4 million recorded for the six-month period ended June 30, 2001.

Working capital at June 30, 2002 was $2.9 million, down $2.0 million from the December 31, 2001 level of $5 million.

While we currently expect revenue for the third quarter of 2002 to be greater than the third quarter of 2001, we also expect additional pricing pressure which continues to slow our rate of revenue growth as well as put pressure on our gross margins. Implementation of the "single board/single chip solutions" should result in a significant reduction in costs. Although there can be no assurances, this cost reduction coupled with previously-mentioned vendor support at our current volume levels may allow us to maintain double-digit gross margin rates in the near future. The Company presently expects implementation of the "single board/single chip solutions" at the end of the third quarter as opposed to the original schedule of early in the third quarter. We also anticipate announcing new products during the third quarter as we move into niche markets with higher gross margin products. A more detailed discussion and comparison of these results is presented below.

The Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenue for the three month period ended June 30, 2002 compared to the like period in 2001. See Condensed Consolidated Statements of Operations.

                                           Three Months Ended
                                             June 30,
                                         --------------------
                                           2002       2001
                                         ---------  ---------

Revenue................................     100.0%    100.0%
Gross margin...........................      13.4%     15.3%
Research and development...............       1.8%      2.4%
Sales and marketing....................       1.2%      2.7%
General and administration.............       3.9%      6.2%
Income (loss) from operations..........       6.5%      4.0%
Net income (loss)......................       1.7%      1.7%

                                           Three months ended
                                               June 30,
                                         --------------------      %
         Consolidated Revenue              2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $  42,559  $  33,583         27%

Total revenue increased by $9.0 million, or 27%, for the three months ended June 30, 2002 compared with the three months ended June 30, 2001. International revenue, consisting primarily of sales of DVD loaders or CKD (Completely Knocked Down) kits of DVD loaders, represented over 90% of revenue for the quarter ended June 30, 2002. The DVD loaders are sold directly, or indirectly through agents, to DVD player manufacturers in China and certain other countries, for export or local consumption. As the majority of such DVD player manufacturers are located overseas, the Company expects that international sales will continue to constitute a significant portion of its revenue for the foreseeable future.

In the three months ended June 30, 2002, foreign sales in China were approximately $28.3 million, or 70% of revenue, as compared with $21 million or 63% of revenue for the three months ended June 30, 2001.

                                           Three months ended
                                                June 30,
                                         --------------------      %
             Gross Profit                  2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $   5,719  $   5,125         12%
As a percentage of revenue.............      13.4%     15.3%

During the three months ended June 30, 2002, gross margin was $5.7 million or 13.4% of revenue, as compared to $5.1 million or 15.3% for the three months ended June 30, 2001. The Company has, and continues to have in place, a very aggressive cost improvement program. In the past 18 months, our unit manufacturing costs have been reduced by about 20% as a result of these programs and as a result of the procurement efficiency gained as our volumes have increased rapidly. As mentioned previously, we have recently benefited from significant reductions in the cost of procured components as suppliers recognize and support, through reduced component prices, the overall pricing pressures of the loader market place. Also, our current design and engineering efforts are focused on a single board solution and a single chip solution. We believe that successful completion of either of these programs should improve our rate of gross profit while also providing increased functionality and excellent packaging opportunities. The current schedule is for the initial production of one or both of these programs late in the third quarter. In addition, our labor content per unit is improving as production shifts to our joint venture in China.

                                           Three months ended
                                                June 30,
                                         --------------------      %
       Research and Development            2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $     784  $     790         (1)%
As a percentage of revenue.............       1.8%      2.4%

Research and development expenses consist primarily of personnel and equipment prototype costs required for the Company's product development efforts. We expect to see an increase in R&D spending as we go forward with our new product programs.

                                           Three months ended
                                                June 30,
                                         --------------------      %
          Sales and Marketing              2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $     489  $     921        (47)%
As a percentage of revenue.............       1.2%      2.7%

Sales and marketing expenses consist primarily of personnel costs related to our sales process and the marketing of our products, as well as sales commissions and expenses related to promotional activities. Sales and marketing expenses for the three-month period ended June 30, 2002 decreased in dollar terms by $0.4 million, or 47%, as compared with the corresponding quarter of 2001. The spending is expected to increase as we introduce new products utilizing different channels of distribution.

                                           Three months ended
                                                June 30,
                                         --------------------      %
      General and Administrative           2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $   1,661      2,078        (20)%
As a percentage of revenue.............       3.9%      6.2%

General and administrative expenses consist of administrative salaries, bonuses and benefits, insurance, facility leases, fees for legal and accounting services, investor relations and other related costs. General and administrative expenses in this quarter decreased to 3.9% of revenue, from 6.2% for the corresponding quarter in 2001. The difference of $0.4 million is made up almost entirely by reduction in personnel costs of staff located in the U.S..

The Six Months Ended June 30, 2002 Compared with the Six Months Ended June 30, 2001

The following table sets forth certain income and expense items expressed as a percentage of the Company's total revenue for the six-month period ended June 30, 2002 compared to the corresponding period in 2001. See Condensed Consolidated Statements of Operations.

                                           Six Months Ended
                                             June 30,
                                         --------------------
                                           2002       2001
                                         ---------  ---------

Revenue................................     100.0%    100.0%
Gross margin...........................       9.0%     14.2%
Research and development...............       2.6%      2.4%
Sales and marketing....................       1.7%      2.8%
General and administration.............       5.2%      6.0%
Income (loss) from operations..........      (0.6)%      3.0%
Net income (loss)......................      (4.3)%      0.8%

In the six months ended June 30, 2002 we have written down a note receivable from a related party in the amount of $1.2 million and representing 1.8% of revenue. The write down was charged to other Expenses.

                                           Six Months Ended
                                                June 30,
                                         --------------------      %
         Consolidated Revenue              2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $  65,426  $  50,015         31%

Total revenue increased by $15.4 million, or 31%, for the six months ended June 30, 2002 compared with the six months ended June 30, 2001. International revenue, consisting primarily of sales of DVD loaders or CKD (Completely Knocked Down) kits of DVD loaders, represented over 90% of revenue for the six months ended June 30, 2002. The DVD loaders are sold directly, or indirectly through agents, to DVD player manufacturers in China and certain other countries, for export or local consumption. As the majority of such DVD player manufacturers are located overseas, the Company expects that international sales will continue to constitute a significant portion of its revenue for the foreseeable future.

In the six months ended June 30, 2002, foreign sales in China were approximately $45.3 million or 69% of revenue.

                                           Six Months Ended
                                                June 30,
                                         --------------------      %
             Gross Profit                  2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $   5,852  $   7,118        (18)%
As a percentage of revenue.............       9.0%     14.2%

During the six months ended June 30, 2002, gross margin was $5.9 million or 9.0% of revenue, as compared to $7.1 million, or 14.2% of revenue for the six months ended June 30, 2001. The Company has, and continues to have in place, a very aggressive cost improvement program. In the past eighteen months, our unit manufacturing costs have been reduced by about 20% as a result of these programs and as a result of the procurement efficiency gained as our volumes have increased rapidly. However, these costs reductions have lagged behind the over 30% reduction in our average unit selling prices during this period.

As mentioned previously, we have recently benefited from significant reductions in the cost of procured components as suppliers recognize and support, through reduced component prices, the overall pricing pressures of the loader market place. Also, our current design and engineering efforts are focused on a single board solution and a single chip solution. We believe that successful completion of either of these programs will improve our rate of gross profit while also providing increased functionality and excellent packaging opportunities. The current schedule is for the initial production of one or both of these programs late in the third quarter. In addition, our labor content per unit is improving as production shifts to our joint venture in China.

                                           Six Months Ended
                                                June 30,
                                         --------------------      %
       Research and Development            2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $   1,687  $   1,211         39%
As a percentage of revenue.............       2.6%      2.4%

Research and development expenses consist primarily of personnel and equipment prototype costs required for the Company's product development efforts. Research and development spending during the six months ended June 30, 2002 was increased to 2.6% of revenue, compared with 2.4% for the corresponding period a year ago. This increase in absolute dollar and percentage terms occurred primarily because we increased our staffing in R&D by over 20% in order to pursue the single board/chip solutions and other new product developments.

                                           Six Months Ended
                                                June 30,
                                         --------------------      %
          Sales and Marketing              2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $   1,122  $   1,421        (21)%
As a percentage of revenue.............       1.7%      2.8%

Sales and marketing expenses consist primarily of personnel costs related to our sales process and the marketing of our products, as well as sales commissions and expenses related to promotional activities. Sales and marketing expenses for the six-month period ended June 30, 2002 decreased by $0.3 million, or 21%, as compared with the corresponding period of 2001. As mentioned previously, we expect to increase our Sales & Marketing expenses as we enter new markets in the near future.

                                           Six Months Ended
                                                June 30,
                                         --------------------      %
      General and Administrative           2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $   3,407      3,001         14%
As a percentage of revenue.............       5.2%      6.0%

General and administrative expenses consist of administrative salaries, bonuses and benefits, insurance, facility leases, fees for legal and accounting services, investor relations and other related costs. General and administrative expenses during the six months ended June 30, 2002 decreased to 5.2% of revenue, from 6.0% for the corresponding period in 2001.

Liquidity and Capital Resources

The Company has, through the use of bank lines and supplier credit, been able to build the necessary inventory levels required to service the demands of the selling season while also adjusting to the more strenuous credit terms now required in the loader marketplace. The Company expects that credit terms of up to 90 days, a rare occurrence in past periods, is now becoming more commonplace and resulting in much higher levels of accounts receivable and, of course, the much lesser turn rate. With this change in credit terms, it is clear that the Company, if it is to continue its rate of growth, must raise additional funds through the sale of debt or equity securities either in the U.S. or Korea. In this regard on March 27, 2002, our Korean subsidiary filed a request to file an application for listing its common stock on KOSDAQ (a Korean Stock Exchange). This application was approved on June 26, 2002.

The Company had working capital of $2.9 million at June 30, 2002 as compared to $6.6 million at June 30, 2001.

Net cash used by operating activities was $13.0 million for the six-month period ended June 30, 2002 as compared with $1.6 million generated in the same period a year ago. Cash was used primarily to fund increased accounts receivable by $9.4 million and build inventories by $17.2 million. Other uses included funding net losses of $2.8 million, decreases in accrued liabilities of $1.2 million, other payable of $0.3 million and other prepaids and other assets totaling $1.0 million. Cash generated by operating activities was primarily the increase in supplier credit totaling $16.2 million. Other sources were non-cash charges of $2.6 million which included the write down of a note receivable from related party of $1.2 million and depreciation and amortization of $1.3 million and issuance of common stock for services provided of $0.2 million.

Net cash used in investing activities was $1.5 million for the six months ended June 30, 2002 as compared to $1.0 million in the like period a year ago. The monies were used primarily to acquire property and equipment for use in our Asian operations.

Net cash provided by financing activities was $9.9 million for the six months ended June 30, 2002 as compared to $1.6 million used in the six months ended June 30, 2001. The cash provided by financing activities in this period consisted primarily of $10.0 million in proceeds from a line of credit. Cash used was $0.1 in repayment of notes payable.

FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the other information contained in this Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse affect on our business, financial condition or results of operation. This section should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q.

Our operating results fluctuate significantly, and an unanticipated decline in revenue or earnings may disappoint investors or securities analysts and result in a decline in our stock price.

Our recent growth rate may not be sustainable and you should not use our past financial performance to predict future operating results. In addition to the losses incurred during the six months ended June 30, 2002, we have incurred substantial net losses in the past, as recently as, among others, fiscal years ended March 31, 1999, 1998 and 1997. Our recent quarterly and annual operating results have fluctuated, and will continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are not within our control:

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

Sales of products overseas accounted for 90.8%, 99.7%, 99.8% and 98% of our revenues in the fiscal year ended March 31, 2000, the nine-month period ended December 31, 2000, the fiscal year ended December 31, 2001 and the six months ended June 30, 2002, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

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

Products sold to our top 5 customers accounted for approximately 53 % of our revenues during the six-month period ended June 30, 2002. Products sold to our top 10 customers accounted for approximately 80%, 75% and 88% of our revenues during the fiscal year ended March 31, 2000, the nine-month period ended December 31, 2000 and the fiscal year ended December 31, 2001, respectively. In the six-month period ended June 30, 2002, one customer accounted for 21% of our revenue. In the fiscal year ended March 31, 2000, one customer accounted for about 36% of our revenue. In the nine-month period ended December 31, 2000, one customer accounted for about 29% of our revenue and another customer accounted for about 14% of our revenue. In the fiscal year ended December 31, 2001, one customer accounted for about 37% of our revenue. No other customers accounted for more than 10% of our revenues during these three periods. If we were to lose any of these customers or experience any substantial reduction in orders from these customers, our revenues and operating results would suffer.

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

On December 4, 2001, a lawsuit was filed in United States District Court, Northern District of California against DVS and certain directors, officers and employees of DVS. The plaintiffs in the foregoing action, Glenbrook Capital Limited Partnership, Oxcal Venture Fund, Limited Partnership, Pratrap Kondamoori and Bruce C. Bailey, are certain investors that purchased securities from DVS in May 2001 and July 2001 in transactions not involving a public offering. The complaint relating to these transactions purports to allege claims relating to breach of contract, fraud, misrepresentation and violation of the Securities Exchange Act. The plaintiffs seek damages in excess of $1 million, punitive damages and costs of suit. As of June 30, 2002, DVS and the other defendants have not yet answered any of complaints listed above, and discovery had not yet commenced. Although DVS believes that it has certain meritorious defenses to the complaints and intends to vigorously defend the action, an adverse judgment by a court or jury could have a material and adverse effect on DVS' business, results of operation and financial condition.

DVS Korea is involved in a lawsuit with a former employee who is claiming unfair dismissal. The DVS Korea's legal counsel has not been able to provide an estimate of damages nor have they been able to determine the likelihood of loss. The Company had accrued $90 at June 30, 2002. During the period, in accordance with a Korean court order, DVS Korea deposited $1,160 with the court until this litigation is resolved. This suit has been settled and deposit returned to the Company.

On June 18, 2001, the Company filed a lawsuit in the Santa Clara County Superior Court against Ernst & Young, LLP, the Company's former auditors. The complaint claims professional negligence, breach of contract, breach of fiduciary duty, fraud and deceit. The case is presently scheduled for mediation in October 2002. The Company is hopeful it will obtain a favorable outcome to the suit.

On June 24, 2002, the Company filed a lawsuit in the Santa Clara County Superior Court against Mali Kuo, Michael Chen, Meng Tek Ung and Doe's 1 through 50. The complaint claims breach of fiduciary duty, declaratory relief, cancellation of written instruments, rescission and damages. The complaint has been served on Mr. Chen but the Company has not yet been able to serve the other named defendants as they are presently residing outside of the United States. The Company is confident it will obtain a favorable outcome to the suit.

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

Item 4: Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of the Stockholders was held on May 24, 2002. The following proposals were presented to, and approved by, the stockholders at the Annual Meeting:

Proposals	Votes For	Votes Against	Votes Abstained	Broker Non-Votes
1. Election of Directors Ande Abbott Douglas T. Watson Dr. Edmund Y. Sun Grant Jasmin Cary Fitchey In Baik Jeon John Fuller	3,860,401 3,784,151 4,246,771 3,799,901 3,799,901 4,246,771 3,860,401	751,409 827,659 365,039 811,909 811,909 365,039 751,409	0 0 0 0 0 0 0	0 0 0 0 0 0 0
2. To approve an amendment to the Company's Certificate of Incorporation to decrease the number of authorized shares of common stock from 80,000,000 shares to 30,000,000 shares.	3,850,353	759,104	2,353	0
3. To consider and approve the Company's 2002 Stock Plan and the reservation of shares thereunder.	1,357,575	804,559	19,550	2,412,126
4. To consider and approve the Company's 2002 Director Option Plan and the reservation of shares thereunder.	1,234,904	944,276	20,504	2,412,126
5. To ratify the appointment of Burr, Pilger & Mayer as the Company's independent auditors for the fiscal year ending December 31, 2002.	4,591,750	15,049	5,011	0

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.1 Certification of Chief Executive Officer and Chief Financial Officer.

(b) Reports on Form 8-K

None.

Items 2, 3, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2002

DIGITAL VIDEO SYSTEMS, INC.

By: /s/ Douglas T. Watson Douglas T. Watson Chief Executive Officer (PRINCIPAL EXECUTIVE OFFICER)

By: /s/ /s/ Robert B. Baker Robert B. Baker Chief Financial Officer (PRINCIPAL FINANCIAL OFFICER)