Form 10-Q
period 2002-09-30
DIGITAL VIDEO SYSTEMS INC
filed 2002-11-15
CIK 1009395

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    As of September 30, 2002, there were approximately 5,925,005 shares of the registrant's common stock outstanding.

DIGITAL VIDEO SYSTEMS, INC.
Form 10-Q
Index

Digital Video Systems, Inc.
Condensed Consolidated Balance Sheet
(in thousands)

                                                             September 30, December 31,
                                                                 2002          2001
                                                             ------------  ------------
                                                              (Unaudited)    (Audited)
                          ASSETS
Current assets:
   Cash and cash equivalents............................... $     15,152  $     10,145
   Restricted cash.........................................        5,894         3,236
   Accounts receivable, net................................       12,614         2,135
   Inventories.............................................       53,424        11,886
   Marketable debt securities..............................          823           769
   Prepaid expenses and other current assets...............        5,133         4,747
   Note receivable - current...............................        1,244         1,974
                                                             ------------  ------------
        Total current assets...............................       94,284        34,892
Property and equipment, net ...............................       10,370         9,715
Intangibles................................................          824         1,013
Other assets...............................................          279            16
                                                             ------------  ------------
        Total assets....................................... $    105,757  $     45,636
                                                             ============  ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit.......................................... $     35,562  $     16,500
   Current portion of long-term debt.......................          186           172
   Accounts payable........................................       36,524         5,876
   Accrued liabilities.....................................        2,926         3,883
   Notes payable...........................................        1,816         1,834
   Other payable...........................................        2,058         1,631
                                                             ------------  ------------
        Total current liabilities..........................       79,072        29,896
Long-term liabilities-long term debt.......................          186           264
Other long term liabilities................................        1,488         1,488
                                                             ------------  ------------
Total liabilities..........................................       80,746        31,648

Minority interest..........................................       14,561         4,877

Stockholders' equity:
   Preferred stock.........................................          --            --
   Common stock............................................            1             1
   Additional paid-in capital..............................       72,901        71,350
   Accumulated other comprehensive income (loss)...........          499          (210)
   Deferred compensation...................................          (30)          (60)
   Accumulated deficit.....................................      (62,921)      (61,970)
                                                             ------------  ------------
Total stockholders' equity.................................       10,450         9,111
                                                             ------------  ------------
Total liabilities and stockholders' equity................. $    105,757  $     45,636
                                                             ============  ============

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

                                           Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                         --------------------  --------------------
                                           2002       2001       2002       2001
                                         ---------  ---------  ---------  ---------
Net revenue............................ $  90,954  $  52,879  $ 156,380  $ 102,894
Cost of revenue........................    86,382     47,500    145,956     90,397
                                         ---------  ---------  ---------  ---------
Gross margin...........................     4,572      5,379     10,424     12,497

Operating expenses:
  Research and development.............       953        923      2,640      2,134
  Sales and marketing..................       879        832      2,001      2,253
  General and administrative...........     1,266      1,577      4,673      4,578
                                         ---------  ---------  ---------  ---------
     Total operating expenses..........     3,098      3,332      9,314      8,965
                                         ---------  ---------  ---------  ---------
     Income from operations............     1,474      2,047      1,110      3,532
Interest (expense) income..............      (625)      (677)    (1,389)      (801)
Other income (expense).................     1,503        145        (23)       (92)
                                         ---------  ---------  ---------  ---------
Income (loss) before minority interest
  and income taxes.....................     2,352      1,515       (302)     2,639
Income tax (provision) benefit.........      (280)      (352)      (332)      (444)
Minority interest......................      (225)      (500)      (317)    (1,137)
                                         ---------  ---------  ---------  ---------
Net income (loss)...................... $   1,847  $     663  $    (951) $   1,058
                                         =========  =========  =========  =========

Basic net income (loss) per share...... $    0.31  $    0.12  $   (0.16) $    0.20
                                         =========  =========  =========  =========

Diluted net income (loss) per share.... $    0.31  $    0.09  $   (0.16) $    0.15
                                         =========  =========  =========  =========

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                          ----------------------
                                                             2002        2001
                                                          ----------  ----------
Cash flows from operating activities:
Net (loss) income....................................... $     (951) $    1,058
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
    Minority interest...................................        317       1,137
    Depreciation and amortization.......................      1,999       1,087
    Issuance of common stock for service provided.......        200         --
    Stock options compensation expense..................         30          54
    Write down of notes receivable......................        730         --
Changes in operating assets and liabilities:
    Accounts receivable.................................    (10,479)     (6,549)
    Inventories.........................................    (41,538)     (3,728)
    Prepaid expenses and other current assets...........       (621)     (4,349)
    Other assets........................................        (28)      1,634
    Accounts payable....................................     30,648       9,260
    Accrued liabilities.................................       (957)      1,216
    Other payable.......................................        427        (139)
    Other long-term liabilities.........................        --        1,095
                                                          ----------  ----------
Net cash (used in) provided by operating activities.....    (20,223)      1,776
                                                          ----------  ----------
Cash flows from investing activities:
   Loan to employees....................................     (1,091)        --
   Acquisition of property and equipment................     (2,465)     (1,390)
   Investment in Shanghai...............................        --         (266)
   Investment in marketable debt securities.............        (54)        --
                                                          ----------  ----------
Net cash used in investing activities...................     (3,610)     (1,656)
                                                          ----------  ----------
Cash flows from financing activities:
   Proceeds of common stock.............................         45       2,823
   Proceeds from sale of subsidiary stock...............     11,764         --
   Cost of capital raising..............................        --         (215)
   Repayment of notes payable and long-term liabilities.        (18)       (119)
   Repayment of line of credit..........................        (64)        --
   Proceeds from line of credit borrowings..............     19,062       2,584
   Proceeds from note receivable........................        --          320
                                                          ----------  ----------
Net cash provided by financing activities...............     30,789       5,393
                                                          ----------  ----------
Effect of exchange rate changes.........................        709        (801)
                                                          ----------  ----------
Net increase in cash and cash equivalents...............      7,665       4,712
Cash and cash equivalents at beginning of period........     13,381       5,186
                                                          ----------  ----------
Cash and cash equivalents at end of period.............. $   21,046  $    9,898
                                                          ==========  ==========

Supplemental disclosures:
  Interest paid......................................... $    1,036  $      829
                                                          ==========  ==========
  Offset of notes payable and notes receivable.......... $      --   $      320
                                                          ==========  ==========
  Issuance of common stock for service provided
      or to be provided................................. $      --   $      437
                                                          ==========  ==========
  Taxes paid............................................ $      466  $    1,030
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

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending December 31, 2002. All significant inter-company balances and transactions have been eliminated.

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

The Company completed its test for goodwill impairment during the second quarter of 2002 and has concluded that a transitional impairment charge from the adoption of SFAS No. 142 is not required. At September 30, 2002 the Company had goodwill of $0.2 million, net of amortization through December 31, 2001.

The following table presents a reconciliation of reported net income and loss and net income and loss per share to adjusted net income and loss and net income and loss per share, as if SFAS No. 142 had been in effect as follows:

                                                              Three Months Ended    Nine Months Ended
                                                                 September 30,         September 30,
                                                             --------------------  --------------------
                                                               2002       2001       2002       2001
                                                             ---------  ---------  ---------  ---------
(in thousands, except per share amounts)

Reported net income (loss) ................................ $   1,847  $     663  $    (951) $   1,058
Addback:  Amortization of goodwill, net of income taxes....       --          33        --          98
                                                             ---------  ---------  ---------  ---------
Adjusted net income (loss) ................................ $   1,847  $     696  $    (951) $   1,156
                                                             =========  =========  =========  =========

Reported income (loss) - basic............................. $    0.31  $    0.11  $   (0.16) $    0.20
Addback:  Amortization of goodwill, net of income taxes....       --        0.01        --        0.02
                                                             ---------  ---------  ---------  ---------
Adjusted net income (loss) - basic......................... $    0.31  $    0.12  $   (0.16) $    0.22
                                                             =========  =========  =========  =========

Reported income (loss) - diluted........................... $    0.31  $    0.09  $   (0.16) $    0.15
Addback:  Amortization of goodwill, net of income taxes....       --         --         --        0.01
                                                             ---------  ---------  ---------  ---------
Adjusted net income (loss) - diluted....................... $    0.31  $    0.09  $   (0.16) $    0.16
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

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the timing and amount of costs recognized as a result of restructuring and similar activities. The company will apply SFAS No. 146 to activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the company's consolidated statements of income or financial position.

3. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income per share is computed using the weighted average number of common and potentially dilutive common shares during the periods, except those that are anti-dilutive. Basic and diluted net loss per share is calculated as follows (in thousands):

                                           Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                         --------------------  --------------------
                                           2002       2001       2002       2001
                                         ---------  ---------  ---------  ---------
Net income (loss)...................... $   1,847  $     663  $    (951) $   1,058
                                         =========  =========  =========  =========

Weighted average common shares
  outstanding(1).......................     5,882      5,548      5,889      5,218
Dilutive stock options and warrants....       --       1,865        --       1,864
                                         ---------  ---------  ---------  ---------
Total fully diluted shares.............     5,882      7,413      5,889      7,082
                                         =========  =========  =========  =========

Basic net income (loss) per share...... $    0.31  $    0.12  $   (0.16) $    0.20
                                         =========  =========  =========  =========

Diluted net income (loss) per share.... $    0.31  $    0.09  $   (0.16) $    0.15
                                         =========  =========  =========  =========

________

  At September 30, 2002 and 2001, 51,000 shares and 1,144,000 shares of common stock in escrow was excluded from the calculation of basic and diluted earnings per share. The common stock in escrow is forfeited and will be excluded from the calculation of earnings per share for future periods.

  At September 30, 2002, 1,032,712 shares underlying options and other warrants were excluded from the calculation of the diluted earnings per share because the effect is anti-dilutive.

4. Comprehensive Income (Loss)

The components of comprehensive income, net of tax, are as follows (in thousands):

                                           Nine Months Ended
                                            September 30,
                                         --------------------
                                           2002       2001
                                         ---------  ---------
Net income (loss)...................... $    (951) $   1,058
Cumulative foreign currency
  translation adjustments..............       709       (801)
                                         ---------  ---------
  Comprehensive loss................... $    (242) $     257
                                         =========  =========

Accumulated other comprehensive income presented on the accompanying consolidated condensed balance sheet consists of the cumulative foreign currency translation adjustments.

5. Inventories

Inventories consisted of the following (in thousands):

                                           September 30, December 31,
                                               2002          2001
                                           ------------  ------------
Raw materials............................ $     29,007  $      3,772
Work-in-process..........................       16,789         6,464
Finished goods...........................        9,423         1,978
                                           ------------  ------------
Total inventory..........................       55,219        12,214
Less inventory reserves..................       (1,795)         (328)
                                           ------------  ------------
Net inventory............................ $     53,424  $     11,886
                                           ============  ============

6. Segment Information

The Company is organized in a single business segment, its core business of developing, producing and marketing digital video technology related products which include DVD loaders and other DVD products. While its revenue mainly comes from DVD products, the Company also generates revenue, to a lesser extent, from computer peripherals, equipment and materials.

(in thousands)
                                              Three          Nine
                                           Months Ended  Months Ended
                                           September 30, September 30,
                                               2002          2002
                                           ------------  ------------
Product line:
    DVD products......................... $     90,608  $    154,530
    Computer peripherals.................          343         1,410
    Equipment and materials..............            3           440
                                           ------------  ------------
       Total sales....................... $     90,954  $    156,380
                                           ============  ============

A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions could adversely affect operating results.

Geographic information for revenues for the three and nine months ended September 30, 2002 is as follows (in thousands):

                                              Three          Nine
                                           Months Ended  Months Ended
                                           September 30, September 30,
                                               2002          2002
                                           ------------  ------------
Geographic:
  Domestic............................... $      3,027         4,346
  Other international countries..........       87,927       152,034
                                           ------------  ------------
       Total sales....................... $     90,954       156,380
                                           ============  ============

During the three months ended September 30, 2002, the Company had no customer which individually accounted for over 10% of sales.

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

At November 6, 2002, the market value of common stock of OPLI shareholders pledged to the Company as security for note receivable had a market value of $1.25 million resulting in a reduction in the reserve requirement of $0.4 million.

8. Other

A foreign investment income tax credit is available to offset 75% of income taxes on the Company's foreign subsidiary and net operating loss carryforwards are available to offset current US taxable income.

Intangible assets consisted of the following (in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the condensed consolidated financial statements and notes thereto included herein for the three months ended SeptemberJune 30 30, 2002.

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

Results of Operations

During the three-month period ending September 30, 2002, the Company continued to hold its share of the DVD loader market and has increased revenues by over 70% quarter to quarter and over 50% for the nine-month period year to year. Gross margins for the quarter dropped to 5% of revenues as average unit selling prices for loaders dropped by about 7% from the prior quarter. Margins for the nine-month period were slightly over 6% as average unit selling prices dropped over 25% compared to the comparable period last year. Given this latest round of price reductions the Company can no longer realistically expect double-digit gross margin rates from the DVD loader business. The single chip design is the only significant remaining cost improvement currently contemplated for the existing loader products and should be in production late in the first quarter of next year. Beyond that improvement the Company must continue to obtain component price reductions that are commensurate with declining average selling prices in the loader market if the current rate of gross margin is to be maintained.

Return to double-digit gross margin rates will depend on our timely introduction of new digital video and audio products. As previously announced the Company is currently in development of DVD players for the automotive market and rewriteable DVD drives for the computing and audio markets. The Company currently expects to enter the market for such products in time to participate in the 2003 selling season. as compared to 12.1% in the comparable quarter last year. The table below summarizes the impact on the Company's financials (in thousands):

                                           Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                         --------------------  --------------------
                                           2002       2001       2002       2001
                                         ---------  ---------  ---------  ---------

Revenue................................ $  90,954  $  52,879  $ 156,380  $ 102,894
Gross margin...........................     4,572      5,379     10,424     12,497
Income (loss) from operations..........     1,474      2,047      1,110      3,532
Net loss...............................     1,847        663       (951)     1,058

The Company's ownership in DVS Korea in the quarter ending September 30, 2002 remains at 74.6%. In the quarter ending December 31, 2002 it will be reduced to 51.4% reflecting the initial public offering of DVS Korea on the KOSDAQ exchange. Also the Company has a 10% direct ownership in the China Joint Venture (SFDT) and DVS Korea continues to hold its 51% of SFDT.

                                              Three          Nine
                                           Months Ended  Months Ended
                                           September 30, September 30,
                                               2002          2002
                                           ------------  ------------
Source of revenue:
   DVSK Korea............................ $     58,230  $    111,260
   China Joint Venture (SFDT)............       32,381        43,710
   US....................................          343         1,410
                                           ------------  ------------
      Total revenue...................... $     90,954  $    156,380
                                           ============  ============

Revenue for the quarter ended SeptemberMarch 31 30, 2002 increased to $9122.9.0 million, up 723% from $5216.4.9 million recorded for the quarter ended SeptemberMarch 31 30, 2001. Gross profit was $4.60.1 million for the quarter ended Septemberch 31 30, 2002, as compared with $5.3 million in the same quarter last year, reflecting average unit selling price erosion of about 25% in the loader market. Loss Income from operations for the quarter ended March 31September 30, 2002 was $1.5 million, compared with income of $0.12.0 million in the same quarter of the previous year. Net iloss ncome in the quarter ending SeptemberMarch 31 30, 2002 was $1.83.5 million as compared to a loss of $0.72 million in the quarter ending March 31September 30, 2001.

Revenues for the nine-month period ended September 30, 2002 increased to $156.4 million, a 52% increase from the $102.9 million recorded for the nine months ending September 30, 2001. Gross profit was $10.4 million for the nine months ended September 30, 2002, as compared to $12.5 million in same period last year due to unit price reductions of approximately 25%. Income from operations for the nine months ended September 30, 2002 was $1.1 million as compared to income from operations of $3.5 million in the like period last year. Net loss of $1.0 million in the nine-month period ending September 30, 2002 as compared to the net income of $1.1 million recorded for the nine-month period ended September 30, 2001.

Working capital at March 31September 30, 2002 was $150.9.2 million, increased $10.24.1 million from the December 31, 2001 level of $5 million. We believe it will be necessary for us to raise additional funds through the sale of debt or equity securities in either the U.S. or Korea in order to meet our objectives for worldwide operations for the year 2002

The Three Months Ended September 30, 2002
Compared to the Three Months Ended September 30, 2001

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenue for the three month period ended September 30, 2002 compared to the like period in 2001. See Condensed Consolidated Statements of Operations.

                                           Three Months Ended
                                            September 30,
                                         --------------------
                                           2002       2001
                                         ---------  ---------

Revenue................................     100.0%    100.0%
Gross margin...........................       5.0%     10.2%
Research and development...............       1.0%      1.7%
Sales and marketing....................       1.0%      1.6%
General and administration.............       1.4%      3.0%
Income from operations.................       1.6%      3.9%
Net income ............................       2.0%      1.3%

                                          Three months ended
                                              September 30,
                                         --------------------      %
         Consolidated Revenue              2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $  90,954  $  52,879         72%

Total revenue increased by $38.0 million, or 72%, for the three months ended September 30, 2002 compared with the three months ended September 30, 2001. International revenue, consisting primarily of sales of DVD loaders or CKD (Completely Knocked Down) kits of DVD loaders, represented over 90% of revenue for the quarter ended September 30, 2002. The DVD loaders are sold directly, or indirectly through agents, to DVD player manufacturers in China and certain other countries, for export or local consumption. As the majority of such DVD player manufacturers are located overseas, the Company expects that international sales will continue to constitute a significant portion of its revenue for the foreseeable future.

In the three months ended September 30, 2002, sales in China were approximately $78.7 million, or 87% of revenue, as compared with $47 million or 89% of revenue for the three months ended September 30, 2001.

                                          Three months ended
                                              September 30,
                                         --------------------      %
             Gross Profit                  2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $   4,572  $   5,379        (15)%
As a percentage of revenue.............       5.0%     10.2%

During the three months ended September 30, 2002, gross margin was $4.6 million or 5.0% of revenue, as compared to $5.4 million or 10.2% for the three months ended September 30, 2001. For the quarter ending September 30, 2002, the Company experienced average unit price reductions of 25% in its high volume loader products, as compared to the same period a year ago. Although our cost improvement programs and China Joint Venture have been effective we have not been able to offset the rapid and severe rate of average unit price declines in our DVD loader products. We expect the trend of declining average unit selling prices to continue for the foreseeable future, and if we are unable to obtain corresponding component price reductions for our existing products, or successfully introduce new, higher gross margin products, our results of operations will be harmed.

                                          Three months ended
                                              September 30,
                                         --------------------      %
       Research and Development            2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $     953  $     923          3%
As a percentage of revenue.............       1.0%      1.7%

Research and development expenses consist primarily of personnel and equipment prototype costs required for the Company's product development efforts. We expect to see an increase in R&D spending in absolute dollar terms as we go forward with our new product programs.

                                          Three months ended
                                              September 30,
                                         --------------------      %
          Sales and Marketing              2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $     879  $     832          6%
As a percentage of revenue.............       1.0%      1.6%

Sales and marketing expenses consist primarily of personnel costs related to our sales process and the marketing of our products, as well as sales commissions and expenses related to promotional activities. Sales and marketing expenses for the three-month period ended September 30, 2002 increased 6%, as compared with the corresponding quarter of 2001. The spending is expected to increase in absolute dollar terms as we introduce new products utilizing different channels of distribution.

                                          Three months ended
                                              September 30,
                                         --------------------      %
      General and Administrative           2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $   1,266      1,577        (20)%
As a percentage of revenue.............       1.4%      3.0%

General and administrative expenses consist of administrative salaries, bonuses and benefits, insurance, facility leases, fees for legal and accounting services, investor relations and other related costs. General and administrative expenses in this quarter decreased by $0.3 million compared to the comparable quarter last year, which decrease was due primarily to reduction in personnel costs of staff located in the U.S.

                                          Three months ended
                                              September 30,
                                         --------------------      %
           Interest Expense                2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $     625        677         (8)%
As a percentage of revenue.............       0.7%      1.3%

                                          Three months ended
                                              September 30,
                                         --------------------      %
             Other Income                  2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $   1,503        145        937%
As a percentage of revenue.............       1.7%      0.3%

Other income consists principally of exchange rate gains of $1.1 million, a gain of 180% over same period of the prior year. This gain reflects the significant increase in transaction activities from year to year. Also other income of $0.4 million was generated as common stock held by the Company as collateral support of the related party note receivable increased in value during the quarter.

The Nine Months Ended September 30, 2002
Compared with the Nine Months Ended September 30, 2001

The following table sets forth certain income and expense items expressed as a percentage of the Company's total revenue for the nine-month period ended September 30, 2002 compared to the corresponding period in 2001. See Condensed Consolidated Statements of Operations.

                                           Nine Months Ended
                                            September 30,
                                         --------------------
                                           2002       2001
                                         ---------  ---------

Revenue................................     100.0%    100.0%
Gross margin...........................       6.7%     12.1%
Research and development...............       1.7%      2.1%
Sales and marketing....................       1.3%      2.2%
General and administration.............       3.0%      4.4%
Income from operations.................       0.7%      3.4%
Net income (loss)......................      (0.6)%      1.0%

In the nine months ended September 30, 2002 we have written down a note receivable from a related party in the amount of $0.7 million and representing 0.5% of revenue. The write down was charged to earnings.

                                           Nine Months Ended
                                             September 30,
                                         --------------------      %
         Consolidated Revenue              2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $ 156,380  $ 102,894         52%

Total revenue increased by $53.5 million, or 52%, for the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. International revenue, consisting primarily of sales of DVD loaders or CKD (Completely Knocked Down) kits of DVD loaders, represented over 90% of revenue for the nine months ended September 30, 2002. The DVD loaders are sold directly, or indirectly through agents, to DVD player manufacturers in China and certain other countries, for export or local consumption. As the majority of such DVD player manufacturers are located overseas, the Company expects that international sales will continue to constitute a significant portion of its revenue for the foreseeable future.

In the nine months ended September 30, 2002, sales in China were approximately $124.0 million or 79% of revenue.

                                           Nine Months Ended
                                             September 30,
                                         --------------------      %
             Gross Profit                  2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $  10,424  $  12,497        (17)%
As a percentage of revenue.............       6.7%     12.1%

During the nine months ended September 30, 2002, gross margin was $10.4 million or 6.7% of revenue, as compared to $12.5 million, or 12.1% of revenue for the nine months ended September 30, 2001. Despite an effective cost improvement program and the benefits of our China Joint Venture, our gross margin rates have fallen from 12.1 % for the nine-month period ending September 30, 2001 to 6.7 % for the nine-month period ending September 30, 2002. The decline in gross margin rate is due to the severe decline in the average unit selling price of DVD Loaders. For the nine-month period in 2002 compared to the same period in 2001, the average price for DVD loaders have declined by approximately 30%.

                                           Nine Months Ended
                                            September 30,
                                         --------------------      %
       Research and Development            2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $   2,640  $   2,134         24%
As a percentage of revenue.............       1.7%      2.1%

Research and development expenses consist primarily of personnel and equipment prototype costs required for the Company's product development efforts. Research and development spending during the nine months ended September 30, 2002 increased by $0.5 million, or 24%, over the corresponding period a year ago. This increase of $0.5 million was primarily because we increased our staffing in R&D by over 20% in order to pursue the single board/chip solutions and other new product developments.

                                           Nine Months Ended
                                             September 30,
                                         --------------------      %
          Sales and Marketing              2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $   2,001  $   2,253        (11)%
As a percentage of revenue.............       1.3%      2.2%

Sales and marketing expenses consist primarily of personnel costs related to our sales process and the marketing of our products, as well as sales commissions and expenses related to promotional activities. Sales and marketing expenses for the nine-month period ended September 30, 2002 decreased by $0.3 million, or 11%, as compared with the corresponding period of 2001. As mentioned previously, we expect to increase our Sales & Marketing expenses in absolute dollar terms as we enter new markets in the near future.

                                           Nine Months Ended
                                             September 30,
                                         --------------------      %
      General and Administrative           2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $   4,673      4,578          2%
As a percentage of revenue.............       3.0%      4.4%

General and administrative expenses consist of administrative salaries, bonuses and benefits, insurance, facility leases, fees for legal and accounting services, investor relations and other related costs. General and administrative expenses during the nine months ended September 30, 2002 increased by $0.1 million or 2% over the corresponding period in 2001 reflecting increased activity in China Joint Venture and DVS Korea.

                                           Three months ended
                                             September 30,
                                         --------------------      %
           Interest Expense                2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $   1,389        801         73%
As a percentage of revenue.............       0.9%      0.8%

                                           Three months ended
                                             September 30,
                                         --------------------      %
             Other Income                  2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $      23         92        (75)%
As a percentage of revenue.............       0.0%      0.1%

Other expenses include the year to date adjustment of the anticipated recovery of the related party note receivable of $0.7 million. Exchange rate gain was $0.7 million in the nine months ended September 30, 2002 as compared to $0.6 million in the nine months ended September 30, 2001. Miscellaneous expenses were $0.4 million this period as compared to $0.9 million in the same period a year ago. Interest income was up $0.2 million over the same period a year ago.

Liquidity and Capital Resources

The Company's Korean subsidiary successfully completed its initial public offering on the KOSDAQ exchange in September 2002 and raised approximately $12 million. The subsidiary management has also been successful in minimizing the previously reported trend to more strenuous credit terms. Given the above coupled with the favorable banking relationships we believe the Company has the necessary funding for future growth of its current products and the development of new proprietary products of the future.

The Company had working capital of $15.2 million at September 30, 2002 as compared to $8.7 million at September 30, 2001.

Net cash used in operating activities was $20.2 million for the nine-month period ended September 30, 2002 as compared with $1.8 million generated in the same period a year ago. Cash was used primarily to fund increased accounts receivable by $10.4 million and build inventories by $41.5 million. The increase in inventory was to meet seasonal demand for the product. Other uses included funding net losses of $1.0 million, decreases in accrued liabilities of $1.0 million, other prepaids and other assets totaling $0.6 million. Cash generated by operating activities was primarily due to the increase in supplier credit totaling $30.6 million and increase in other payable of $0.5 million. Other sources were non-cash charges of $3.2 million which included the write down of a note receivable from related party of $0.7 million, depreciation and amortization of $2.0 million, issuance of common stock for services provided of $0.2 million, and minority interest of $0.3 million.

Net cash used in investing activities was $3.6 million for the nine months ended September 30, 2002 as compared to $1.7 million in the like period a year ago. The monies were used primarily to acquire property and equipment for use in our Asian operations of $2.5 million and loans to employees of $1.1 million.

Net cash provided by financing activities was $30.8 million for the nine months ended September 30, 2002 as compared to $5.4 million for the nine months ended September 30, 2001. The cash provided by financing activities in this period consisted primarily of $11.8 million in proceeds from sale of subsidiary stock and $19.0 million in proceeds from a line of credit.

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

Our recent growth rate may not be sustainable and you should not use our past financial performance to predict future operating results. In addition to the losses incurred during the nine months ended September 30, 2002, we have incurred substantial net losses in the past, as recently as, among others, fiscal years ended March 31, 1999, 1998 and 1997. Our recent quarterly and annual operating results have fluctuated, and will continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are not within our control:

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

Our growth and future profitability depend upon our ability to successfully develop and commercialize new DVD products.

During the last three years, a substantial amount of revenues have been generated by the DVD product line, which is central to our growth strategy. The market for this line of products has experienced intense competition and is highly price sensitive. The average unit selling price for our DVD loader products has decreased and we expect it to continue to decrease in the foreseeable future. Unless we obtain an equally reduced cost of revenues, our gross margins will continue to decline. Successful development and commercialization of new products is essential to our growth and future profitability. While we are currently developing and introducing new products in this product line, we cannot assure you that these products will reach the market in a timely manner, satisfactorily address customer needs, be sold in high volume, or be sold at profitable margins.

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

Sales of products overseas accounted for 90.8%, 99.7%, 99.8% and 97.2% of our revenues in the fiscal year ended March 31, 2000, the nine-month period ended December 31, 2000, the fiscal year ended December 31, 2001 and the nine months ended September 30, 2002, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

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

Products sold to our top 5 customers accounted for approximately 39 % of our revenues during the nine-month period ended September 30, 2002. Products sold to our top 10 customers accounted for approximately 80%, 75% and 88% of our revenues during the fiscal year ended March 31, 2000, the nine-month period ended December 31, 2000 and the fiscal year ended December 31, 2001, respectively. In the nine-month period ended September 30, 2002, one customer accounted for 14% of our revenue. In the fiscal year ended March 31, 2000, one customer accounted for about 36% of our revenue. In the nine-month period ended December 31, 2000, one customer accounted for about 29% of our revenue and another customer accounted for about 14% of our revenue. In the fiscal year ended December 31, 2001, one customer accounted for about 37% of our revenue. No other customers accounted for more than 10% of our revenues during these three periods. If we were to lose any of these customers or experience any substantial reduction in orders from these customers, our revenues and operating results would suffer.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our revolving loans. We do not use derivative financial instruments in our investment portfolio. Our investments are relatively minor and consist primarily of commercial paper and certificates of deposits. Due to the nature of our investments, we believe that there is no material risk exposure. All investments are carried at market value, which approximates cost.

Foreign Currency Risk

We develop products and market them in the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

Item 4. Controls and Procedures

  Evaluation of disclosure controls and procedures.

  Our chief executive officer and our chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14 (c) and 15-d as of a date (the "Evaluation date") within 90 days before the filing date of this Quarterly Report on Form 10Q have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

  Changes in internal controls.

Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time become a party to various legal proceedings arising in the ordinary course of our business. We do not believe that the outcome of any of such legal matters arising in the ordinary course of business will have a material adverse effect on our business, operating results or financial condition.

On December 4, 2001, a lawsuit was filed in United States District Court, Northern District of California against DVS and certain directors, officers and employees of DVS. The plaintiffs in the foregoing action, Glenbrook Capital Limited Partnership, Oxcal Venture Fund, Limited Partnership, Pratrap Kondamoori and Bruce C. Bailey, are certain investors that purchased securities from DVS in May 2001 and July 2001 in transactions not involving a public offering. The complaint relating to these transactions purports to allege claims relating to breach of contract, fraud, misrepresentation and violation of the Securities Exchange Act. The plaintiffs seek damages in excess of $1 million, punitive damages and costs of suit. Although DVS believes that it has certain meritorious defenses to the complaints and intends to vigorously defend the action, an adverse judgment by a court or jury could have a material and adverse effect on DVS' business, results of operation and financial condition. Final settlement is currently being reviewed by all parties and the Company expects no further charges against earnings.

On June 18, 2001, the Company filed a lawsuit in the Santa Clara County Superior Court against Ernst & Young, LLP, the Company's former auditors. The complaint claims professional negligence, breach of contract, breach of fiduciary duty, fraud and deceit. The case was scheduled for mediation in October 2002. Mediation has been postponed pending discussion between all parties. The Company is hopeful it will obtain a favorable outcome to the suit.

On June 24, 2002, the Company filed a lawsuit in the Santa Clara County Superior Court against Mali Kuo, Michael Chen, Meng Tek Ung and Doe's 1 through 50. The complaint claims breach of fiduciary duty, declaratory relief, cancellation of written instruments, rescission and damages. The complaint has been served on Mr. Chen and Ms. Kuo but the Company has not yet been able to serve the other named defendants as they are presently residing outside of the United States. The Company is confident it will obtain a favorable outcome to the suit. As of November 8, 2002, the company has received Mr. Chen's counter claims.

While we have accrued certain amounts for the estimated legal costs associated with these matters, there can be no assurance that these cases and other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002

DIGITAL VIDEO SYSTEMS, INC.

By: /s/ Douglas T. Watson Douglas T. Watson Chief Executive Officer (PRINCIPAL EXECUTIVE OFFICER)

By: /s/ /s/ Robert B. Baker Robert B. Baker Chief Financial Officer (PRINCIPAL FINANCIAL OFFICER)

Sarbanes-Oxley Section 302(a) Certification

I, Douglas T. Watson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Digital Video Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ Douglas T. Watson
Douglas T. Watson
Chief Executive Officer

Sarbanes-Oxley Section 302(a) Certification

I, Robert B. Baker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Digital Video Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ Robert B. Baker
Robert B. Baker
Chief Financial Officer