Form 10-Q/A
period 2002-09-30
DIGITAL VIDEO SYSTEMS INC
filed 2002-11-19
CIK 1009395

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A*

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

* Filed to correct typographical errors in Part I Item 2 in the Form 10-Q filed November 14, 2002.

DIGITAL VIDEO SYSTEMS, INC.
Form 10-Q/A
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

Intangible assets consisted of the following (in thousands):

                                           September 30, December 31,
                                               2002          2001
                                           ------------  ------------
Goodwill................................. $        655  $        655
Intangible assets of acquired businesses.        2,400         2,400
                                           ------------  ------------
Total intangible assets..................        3,055         3,055
Less: accumulated amount.................       (2,231)       (2,042)
                                           ------------  ------------
                                          $        824  $      1,013
                                           ============  ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the condensed consolidated financial statements and notes thereto included herein for the three months ended September 30, 2002.

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

                                           Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                         --------------------  --------------------
                                           2002       2001       2002       2001
                                         ---------  ---------  ---------  ---------

Revenue................................ $  90,954  $  52,879  $ 156,380  $ 102,894
Gross margin...........................     4,572      5,379     10,424     12,497
Income (loss) from operations..........     1,474      2,047      1,110      3,532
Net loss (loss)........................     1,847        663       (951)     1,058

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
                                           ============  ============

Revenue for the quarter ended September 30, 2002 increased to $91.0 million, up 72% from $52.9 million recorded for the quarter ended September 30, 2001. Gross profit was $4.6 million for the quarter ended September 30, 2002, as compared with $5.3 million in the same quarter last year, reflecting average unit selling price erosion of about 25% in the loader market. Income from operations for the quarter ended September 30, 2002 was $1.5 million, compared with income of $2.0 million in the same quarter of the previous year. Net income in the quarter ending September 30, 2002 was $1.8 million as compared to $0.7 million in the quarter ending September 30, 2001.

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

Working capital at September 30, 2002 was $15.2 million, increased $10.2 million from the December 31, 2001 level of $5 million.

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

The Nine Months Ended September 30, 2002

Compared with the Nine Months Ended September 30, 2001

The following table sets forth certain income and expense items expressed as a percentage of the Company's total revenue for the nine- month period ended September 30, 2002 compared to the corresponding period in 2001. See Condensed Consolidated Statements of Operations.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the other information contained in this Form 10-Q/A, we have identified the following risks and uncertainties that may have a material adverse affect on our business, financial condition or results of operation. This section should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A.

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

Date: November 15, 2002

DIGITAL VIDEO SYSTEMS, INC.

By: /s/ Douglas T. Watson Douglas T. Watson Chief Executive Officer (PRINCIPAL EXECUTIVE OFFICER)

By: /s/ /s/ Robert B. Baker Robert B. Baker Chief Financial Officer (PRINCIPAL FINANCIAL OFFICER)

Sarbanes-Oxley Section 302(a) Certification

I, Douglas T. Watson, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Digital Video Systems, Inc.;

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

November 15, 2002

/s/ Douglas T. Watson
Douglas T. Watson
Chief Executive Officer

Sarbanes-Oxley Section 302(a) Certification

I, Robert B. Baker, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Digital Video Systems, Inc.;

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

November 15, 2002

/s/ Robert B. Baker
Robert B. Baker
Chief Financial Officer