Form 10-Q/A
period 2002-09-30
DIGITAL VIDEO SYSTEMS INC
filed 2003-04-15
CIK 1009395

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A ("Form 10-Q/A") is being filed as Amendment No. 2 to the Company's Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on November 14, 2002 and subsequently amended on November 19, 2002 (the "Form 10-Q"). The Form 10-Q/A is being filed for the purpose of amending Items 1 and 2 of Part I of the Form 10-Q. This report speaks as of the original filing date and except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

This amendment is filed in connection with the Company's restatement of its financial statements as of September 30, 2002 and for the three month period ended September 30, 2002. The Company has restated its financial statements as of September 30, 2002 and for the three month period ended September 30, 2002 to reduce previously reported revenues from $91 million to $48 million, or approximately 47%, in the quarterly period ended September 30, 2002, and costs of goods sold from $86 million to $43 million, or approximately 50%, during the same period. The restatement was required because the Company's Korean subsidiary failed to eliminate inter-company sales to the Company's joint venture in China in its determination of revenues for the quarterly period ended September 30, 2002.

The information in Items 1 and 2 of Part I of the Form 10-Q/A contain and summarize the effects of the restatement for the quarterly period ended September 30, 2002.

DIGITAL VIDEO SYSTEMS, INC.
Form 10-Q/A
Index

Digital Video Systems, Inc.
Condensed Consolidated Balance Sheet
(in thousands)
(Unaudited)

                                                            September 30,  December 31,
                                                                 2002          2001
                                                             ------------  ------------
                          ASSETS
Current assets:
   Cash and cash equivalents............................... $     15,152  $     10,145
   Restricted cash.........................................        5,894         3,236
   Accounts receivable, net................................       12,614         2,135
   Inventories.............................................       53,424        11,886
   Marketable debt securities..............................          823           769
   Prepaid expenses and other current assets...............        5,133         4,747
   Note receivable - current...............................        1,244         1,974
                                                             ------------  ------------
        Total current assets...............................       94,284        34,892
Property and equipment, net ...............................       10,370         9,715
Intangibles................................................          824         1,013
Other assets...............................................          279            16
                                                             ------------  ------------
        Total assets....................................... $    105,757  $     45,636
                                                             ============  ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit.......................................... $     35,562  $     16,500
   Current portion of long term debt.......................          186           172
   Accounts payable........................................       36,524         5,876
   Accrued liabilities.....................................        2,926         3,883
   Notes payable...........................................        1,816         1,834
   Other payable...........................................        2,058         1,631
                                                             ------------  ------------
        Total current liabilities..........................       79,072        29,896

Long term liabilities:
  Long term liabilities - long term debt...................          186           264
  Other long term liabilities..............................        1,488         1,488
                                                             ------------  ------------
Total liabilities..........................................       80,746        31,648

Minority interest..........................................       14,561         4,877

Stockholders' equity:
   Preferred stock.........................................           --            --
   Common stock............................................            1             1
   Additional paid-in capital..............................       72,901        71,350
   Accumulated other comprehensive income (loss)...........          499          (210)
   Deferred compensation...................................          (30)          (60)
   Accumulated deficit.....................................      (62,921)      (61,970)
                                                             ------------  ------------
Total stockholders' equity.................................       10,450         9,111
                                                             ------------  ------------
Total liabilities and stockholders' equity................. $    105,757  $     45,636
                                                             ============  ============

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

                                           Three Months Ended    Nine Months Ended
                                             September 30,         September 30,
                                         --------------------  --------------------
                                           2002       2001       2002       2001
                                         ---------  ---------  ---------  ---------
Net revenue............................ $  47,756  $  52,879  $ 113,182  $ 102,894
Cost of revenue........................    43,184     47,500    102,758     90,397
                                         ---------  ---------  ---------  ---------
Gross margin...........................     4,572      5,379     10,424     12,497

Operating expenses:
  Research and development.............       953        923      2,640      2,134
  Sales and marketing..................       879        832      2,001      2,253
  General and administrative...........     1,266      1,577      4,673      4,578
                                         ---------  ---------  ---------  ---------
     Total operating expenses..........     3,098      3,332      9,314      8,965
                                         ---------  ---------  ---------  ---------
     Income (loss) from operations.....     1,474      2,047      1,110      3,532
Interest (expense) income..............      (625)      (677)    (1,389)      (801)
Other income (expense).................     1,503        145        (23)       (92)
                                         ---------  ---------  ---------  ---------
Income (loss) before minority interest
  and income taxes.....................     2,352      1,515       (302)     2,639
Income tax (provision) benefit.........      (280)      (352)      (332)      (444)
Minority interest......................      (225)      (500)      (317)    (1,137)
                                         ---------  ---------  ---------  ---------
Net income (loss)...................... $   1,847  $     663  $    (951) $   1,058
                                         =========  =========  =========  =========

Basic net income (loss) per share...... $    0.31  $    0.12  $   (0.16) $    0.20
                                         =========  =========  =========  =========

Diluted net income (loss) per share.... $    0.31  $    0.09  $   (0.16) $    0.15
                                         =========  =========  =========  =========

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                          ----------------------
                                                             2002        2001
                                                          ----------  ----------
Cash flows from operating activities:
Net (loss) income....................................... $     (951) $    1,058
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
    Minority interest...................................        317       1,137
    Depreciation and amortization.......................      1,999       1,087
    Issuance of common stock for service provided.......        200          --
    Stock options compensation expense..................         30          54
    Write down of notes receivable......................        730          --
Changes in operating assets and liabilities:
    Accounts receivable.................................    (10,479)     (6,549)
    Inventories.........................................    (41,538)     (3,728)
    Prepaid expenses and other current assets...........       (621)     (4,349)
    Other assets........................................        (28)      1,634
    Accounts payable....................................     30,648       9,260
    Accrued liabilities.................................       (957)      1,216
    Other payable.......................................        427        (139)
    Other long-term liabilities.........................         --       1,095
                                                          ----------  ----------
Net cash (used in) provided by operating activities.....    (20,223)      1,776
                                                          ----------  ----------
Cash flows from investing activities:
   Loan to employees....................................     (1,091)         --
   Acquisition of property and equipment................     (2,465)     (1,390)
   Increase in restricted cash..........................     (2,658)     (1,304)
   Investment in Shanghai...............................         --        (266)
   Investment in marketable debt securities.............        (54)         --
                                                          ----------  ----------
Net cash used in investing activities...................     (6,268)     (2,960)
                                                          ----------  ----------
Cash flows from financing activities:
   Proceeds of common stock.............................         45       2,823
   Proceeds from sale of subsidiary stock...............     11,764          --
   Cost of capital raising..............................         --        (215)
   Repayment of notes payable and long term liabilities.        (18)       (119)
   Repayment of line of credit..........................        (64)         --
   Proceeds from line of credit borrowings..............     19,062       2,584
   Proceeds from note receivable........................         --         320
                                                          ----------  ----------
Net cash provided by financing activities...............     30,789       5,393
                                                          ----------  ----------
Effect of exchange rate changes.........................        709        (801)
                                                          ----------  ----------
Net increase in cash and cash equivalents...............      5,007       3,408
Cash and cash equivalents at beginning of period........     10,145       2,032
                                                          ----------  ----------
Cash and cash equivalents at end of period.............. $   15,152  $    5,440
                                                          ==========  ==========

Supplemental disclosures:
  Interest paid......................................... $    1,036  $      829
                                                          ==========  ==========
  Offset of notes payable and notes receivable.......... $       --  $      320
                                                          ==========  ==========
  Issuance of common stock for service provided
      or to be provided................................. $       --  $      437
                                                          ==========  ==========
  Taxes paid............................................ $      466  $    1,030
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

3. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income per share is computed using the weighted average number of common and potentially dilutive common shares during the periods, except those that are anti-dilutive. Basic and diluted net loss per share is calculated as follows (in thousands):

                                           Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                         --------------------  --------------------
                                           2002       2001       2002       2001
                                         ---------  ---------  ---------  ---------
Reported net income (loss)............. $   1,847  $     663  $    (951) $   1,058
                                         =========  =========  =========  =========

Weighted average common shares
  outstanding(1).......................     5,889      5,548      5,889      5,218
Dilutive stock options and warrants....        --      1,865         --      1,864
                                         ---------  ---------  ---------  ---------
Total fully diluted shares.............     5,889      7,413      5,889      7,082
                                         =========  =========  =========  =========

Basic net income (loss) per share...... $    0.31  $    0.12  $   (0.16) $    0.20
                                         =========  =========  =========  =========

Diluted net income (loss) per share.... $    0.31  $    0.09  $   (0.16) $    0.15
                                         =========  =========  =========  =========

_____________

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

                                               Three          Nine
                                           Months Ended   Months Ended
                                           September 30,  September 30,
                                               2002           2002
                                           -------------  -------------
Product line:
    DVD products......................... $      47,410  $     111,332
    Computer peripherals.................           343          1,410
    Equipment and materials..............             3            440
                                           -------------  -------------
       Total sales....................... $      47,756  $     113,182
                                           =============  =============

A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions could adversely affect operating results.

Geographic information for revenues for the three and nine months ended September 30, 2002 is as follows:

                                               Three          Nine
                                           Months Ended   Months Ended
                                           September 30,  September 30,
                                               2002           2002
                                           -------------  -------------
Geographic:
  Domestic............................... $       3,027          4,346
  Other international countries..........        44,729        108,836
                                           -------------  -------------
       Total sales....................... $      47,756        113,182
                                           =============  =============

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

Intangible assets consisted of the following (in thousands):

                                           September 30,  December 31,
                                               2002           2001
                                           -------------  -------------
Goodwill................................. $         655  $         655
Intangible assets of acquired businesses.         2,400          2,400
                                           -------------  -------------
Total intangible assets..................         3,055          3,055
Less: accumulated amount.................        (2,231)        (2,042)
                                           -------------  -------------
                                          $         824  $       1,013
                                           =============  =============

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

The following table presents a reconciliation of reported net income and loss and net income and loss per share to adjusted net income and loss and net income and loss per share, as if SFAS No. 142 had been in effect as follows:

                                                               Three Months Ended    Nine Months Ended
                                                                September 30,         September 30,
                                                             --------------------  --------------------
                                                               2002       2001       2002       2001
                                                             ---------  ---------  ---------  ---------
(in thousands, except per share amounts)

Reported net income (loss) ................................ $   1,847  $     663  $    (951) $   1,058
Addback:  Amortization of goodwill, net of income taxes....        --         33         --         98
                                                             ---------  ---------  ---------  ---------
Adjusted net income (loss) ................................ $   1,847  $     696  $    (951) $   1,156
                                                             =========  =========  =========  =========

Reported income (loss) - basic............................. $    0.31  $    0.12  $   (0.16) $    0.20
Addback:  Amortization of goodwill, net of income taxes....        --       0.01         --       0.02
                                                             ---------  ---------  ---------  ---------
Adjusted net income (loss) - basic......................... $    0.31  $    0.13  $   (0.16) $    0.22
                                                             =========  =========  =========  =========

Reported income (loss) - diluted........................... $    0.31  $    0.09  $   (0.16) $    0.15
Addback:  Amortization of goodwill, net of income taxes....        --         --         --       0.01
                                                             ---------  ---------  ---------  ---------
Adjusted net income (loss) - diluted....................... $    0.31  $    0.09  $   (0.16) $    0.16
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

Results of Operations

During the three-month period ending September 30, 2002, the Company continued to hold its share of the DVD external loader market but due to continued erosion of unit pricing, revenues decreased 10% quarter to quarter, while revenues increased 10% during the nine-month period as compared to that same period last year. Gross margins for the quarter dropped to 9.6% of revenues as average unit selling prices for loaders dropped by about 7% from the prior quarter. Margins for the nine-month period were slightly over 9% as average unit selling prices dropped over 25% compared to the comparable period last year. Given this latest round of price reductions the Company can no longer realistically expect double-digit gross margin rates from the DVD loader business. The Company must continue to obtain component price reductions that are commensurate with declining average selling prices in the loader market if the current rate of gross margin is to be maintained.

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

                                           Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                         --------------------  --------------------
                                           2002       2001       2002       2001
                                         ---------  ---------  ---------  ---------

Revenue................................ $  47,756  $  52,879  $ 113,182  $ 102,894
Gross margin...........................     4,572      5,379     10,424     12,497
Income (loss) from operations..........     1,474      2,047      1,110      3,532
Net loss...............................     1,847        663       (951)     1,058

The Company's ownership in DVS Korea in the quarter ending September 30, 2002 remains at 74.6%. In the quarter ending December 31, 2002 it will be reduced to 51.4% reflecting the initial public offering of DVS Korea on the KOSDAQ exchange. Also the Company has a 10% direct ownership in the China Joint Venture (SFDT) and DVS Korea continues to hold its 51% of SFDT.

                                               Three          Nine
                                           Months Ended   Months Ended
                                           September 30,  September 30,
                                               2002           2002
                                           -------------  -------------
Revenue:
   DVSK Korea............................ $      44,359  $      97,389
   China Joint Venture (SFDT)............         3,054         14,383
   US....................................           343          1,410
                                           -------------  -------------
      Total revenue...................... $      47,756  $     113,182
                                           =============  =============

Revenue for the quarter ended September 30, 2002 decreased to $47.8 million, down 10% from $52.9 million recorded for the quarter ended September 30, 2001. Gross profit was $4.6 million for the quarter ended September 30, 2002, as compared with $5.3 million in the same quarter last year, reflecting average unit selling price erosion of about 25% in the loader market. Income from operations for the quarter ended September 30, 2002 was $1.5 million, compared with income of $2.0 million in the same quarter of the previous year. Net income in the quarter ending September 30, 2002 was $1.8 million as compared to $0.7 million in the quarter ending September 30, 2001.

Revenues for the nine-month period ended September 30, 2002 increased to $113.2 million, a 10% increase from the $102.9 million recorded for the nine months ending September 30, 2001. Gross profit was $10.4 million for the nine months ended September 30, 2002, as compared to $12.5 million in same period last year due to unit price reductions of approximately 25%. Income from operations for the nine months ended September 30, 2002 was $1.1 million as compared to income from operations of $3.5 million in the like period last year. Net loss was $1.0 million in the nine-month period ending September 30, 2002 as compared to the net income of $1.1 million recorded for the nine-month period ended September 30, 2001.

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

                                           Three Months Ended
                                            September 30,
                                         --------------------
                                           2002       2001
                                         ---------  ---------

Revenue................................     100.0%    100.0%
Gross margin...........................       9.6%     10.2%
Research and development...............       2.0%      1.7%
Sales and marketing....................       1.9%      1.6%
General and administration.............       2.7%      3.0%
Income from operations.................       3.1%      3.9%
Net income ............................       3.9%      1.3%

                                           Three months ended
                                            September 30,
                                         --------------------      %
         Consolidated Revenue              2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $  47,756  $  52,879        (10)%

Total revenue decreased by $5.1 million, or 10%, for the three months ended September 30, 2002 compared with the three months ended September 30, 2001. International revenue, consisting primarily of sales of DVD loaders or CKD (Completely Knocked Down) kits of DVD loaders, represented over 90% of revenue for the quarter ended September 30, 2002. The DVD loaders are sold directly to DVD player manufacturers in China, Turkey, and certain other countries, for export or local consumption. As the majority of such DVD player manufacturers are located overseas, the Company expects that international sales will continue to constitute a significant portion of its revenue for the foreseeable future.

In the three months ended September 30, 2002, sales in China were approximately $12.1 million, or 25% of revenue, as compared with $47 million or 89% of revenue for the three months ended September 30, 2001.

                                           Three months ended
                                            September 30,
                                         --------------------      %
             Gross Profit                  2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $   4,572  $   5,379        (15)%
As a percentage of revenue.............       9.6%     10.2%

During the three months ended September 30, 2002, gross margin was $4.6 million or 9.6% of revenue, as compared to $5.4 million or 10.2% for the three months ended September 30, 2001. For the quarter ending September 30, 2002, the Company experienced average unit price reductions of 25% in its high volume loader products, as compared to the same period a year ago. Although our cost improvement programs and the China Joint Venture have been effective, we have not been able to offset the rapid and severe rate of average unit price declines in our DVD loader products. We expect the trend of declining average unit selling prices to continue for the foreseeable future, and if we are unable to obtain corresponding component price reductions for our existing products, or successfully introduce new, higher gross margin products, our results of operations will be harmed.

                                           Three months ended
                                            September 30,
                                         --------------------      %
       Research and Development            2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $     953  $     923          3%
As a percentage of revenue.............       2.0%      1.7%

Research and development expenses consist primarily of personnel and equipment prototype costs required for the Company's product development efforts. We expect to see an increase in R&D spending in absolute dollar terms as we go forward with our new product programs.

                                           Three months ended
                                            September 30,
                                         --------------------      %
          Sales and Marketing              2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $     879  $     832          6%
As a percentage of revenue.............       1.9%      1.6%

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

                                           Three months ended
                                            September 30,
                                         --------------------      %
      General and Administrative           2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $   1,266      1,577        (20)%
As a percentage of revenue.............       2.7%      3.0%

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

                                           Three months ended
                                            September 30,
                                         --------------------      %
           Interest Expense                2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $     625        677         (8)%
As a percentage of revenue.............       1.3%      1.3%

                                           Three months ended
                                            September 30,
                                         --------------------      %
             Other Income                  2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $   1,503        145        937%
As a percentage of revenue.............       3.1%      0.3%

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

                                           Nine Months Ended
                                            September 30,
                                         --------------------
                                           2002       2001
                                         ---------  ---------

Revenue................................     100.0%    100.0%
Gross margin...........................       9.2%     12.1%
Research and development...............       2.3%      2.1%
Sales and marketing....................       1.8%      2.2%
General and administration.............       4.1%      4.4%
Income from operations.................       1.0%      3.4%
Net income (loss)......................      (0.8)%      1.0%

In the nine months ended September 30, 2002 we have written down a note receivable from a related party in the amount of $0.7 million and representing 0.5% of revenue. The write down was charged to earnings.

                                           Nine Months Ended
                                            September 30,
                                         --------------------      %
         Consolidated Revenue              2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $ 113,182  $ 102,894         10%

Total revenue increased by $10.3 million, or 10%, for the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. International revenue, consisting primarily of sales of DVD loaders or CKD (Completely Knocked Down) kits of DVD loaders, represented over 90% of revenue for the nine months ended September 30, 2002. The DVD loaders are sold directly, or indirectly through agents, to DVD player manufacturers in China and certain other countries, for export or local consumption. As the majority of such DVD player manufacturers are located overseas, the Company expects that international sales will continue to constitute a significant portion of its revenue for the foreseeable future.

In the nine months ended September 30, 2002, sales in China were approximately $49.6 million or 44% of revenue.

                                           Nine Months Ended
                                            September 30,
                                         --------------------      %
             Gross Profit                  2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $  10,424  $  12,497        (17)%
As a percentage of revenue.............       9.2%     12.1%

During the nine months ended September 30, 2002, gross margin was $10.4 million or 9.2% of revenue, as compared to $12.5 million, or 12.1% of revenue for the nine months ended September 30, 2001. Despite an effective cost improvement program and the benefits of our China Joint Venture, our gross margin rates have fallen from 12.1 % for the nine-month period ending September 30, 2001 to 6.7 % for the nine-month period ending September 30, 2002. The decline in gross margin rate is due to the severe decline in the average unit selling price of DVD Loaders. For the nine-month period in 2002 compared to the same period in 2001, the average price for DVD loaders have declined by approximately 30%.

                                           Nine Months Ended
                                            September 30,
                                         --------------------      %
       Research and Development            2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $   2,640  $   2,134         24%
As a percentage of revenue.............       2.3%      2.1%

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

                                           Nine Months Ended
                                            September 30,
                                         --------------------      %
          Sales and Marketing              2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $   2,001  $   2,253        (11)%
As a percentage of revenue.............       1.8%      2.2%

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

                                           Nine Months Ended
                                            September 30,
                                         --------------------      %
      General and Administrative           2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $   4,673      4,578          2%
As a percentage of revenue.............       4.1%      4.4%

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

                                           Three months ended
                                            September 30,
                                         --------------------      %
           Interest Expense                2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $   1,389        801         73%
As a percentage of revenue.............       1.2%      0.8%

                                           Three months ended
                                            September 30,
                                         --------------------      %
             Other Income                  2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $      23         92        (75)%
As a percentage of revenue.............       0.0%      0.1%

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

Liquidity and Capital Resources

The Company's Korean subsidiary successfully completed its initial public offering on the KOSDAQ exchange in September 2002 and raised approximately $12 million. The subsidiary's management has also been successful in minimizing the previously reported trend of more strenuous credit terms. Given the above coupled with the favorable banking relationships we believe the Company has the necessary funding for future growth of its current products and the development of new proprietary products of the future.

The Company had working capital of $15.2 million at September 30, 2002 as compared to $8.7 million at September 30, 2001.

Net cash used in operating activities was $20.2 million for the nine-month period ended September 30, 2002 as compared with $1.8 million generated in the same period a year ago. Cash was used primarily to fund increased accounts receivable by $10.4 million, consistent with the change in terms from principally letters of credit in the prior year to open credit terms in 2002, and build inventories by $41.5 million. The increase in inventory was to meet seasonal demand for our products. Other uses included funding net losses of $1.0 million, decreases in accrued liabilities of $1.0 million, other prepaids and other assets totaling $0.6 million. Cash generated by operating activities was primarily due to the increase in supplier credit totaling $30.6 million and increase in other payable of $0.5 million. Other sources were non- cash charges of $3.2 million, which included the write down of a note receivable from a related party of $0.7 million, depreciation and amortization of $2.0 million, issuance of common stock for services provided of $0.2 million, and minority interest of $0.3 million.

Net cash used in investing activities was $3.6 million for the nine months ended September 30, 2002 as compared to $1.7 million in the like period a year ago. The funds were used primarily to acquire property and equipment for use in our Asian operations of $2.5 million and loans to employees of $1.1 million.

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

Sales of products overseas accounted for 90.8%, 99.7%, 99.8% and 96.2% of our revenues in the fiscal year ended March 31, 2000, the nine-month period ended December 31, 2000, the fiscal year ended December 31, 2001 and the nine months ended September 30, 2002, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

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

Products sold to our top 5 customers accounted for approximately 47 % of our revenues during the nine-month period ended September 30, 2002. Products sold to our top 10 customers accounted for approximately 80%, 75% and 88% of our revenues during the fiscal year ended March 31, 2000, the nine-month period ended December 31, 2000 and the fiscal year ended December 31, 2001, respectively. In the nine-month period ended September 30, 2002, one customer accounted for 20% of our revenue. In the fiscal year ended March 31, 2000, one customer accounted for about 36% of our revenue. In the nine-month period ended December 31, 2000, one customer accounted for about 29% of our revenue and another customer accounted for about 14% of our revenue. In the fiscal year ended December 31, 2001, one customer accounted for about 37% of our revenue. No other customers accounted for more than 10% of our revenues during these three periods. If we were to lose any of these customers or experience any substantial reduction in orders from these customers, our revenues and operating results would suffer.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

99.1     Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

April 15, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

April 15, 2003

/s/ Robert B. Baker
Robert B. Baker
Chief Financial Officer