Form 10-K
period 2002-12-31
DIGITAL VIDEO SYSTEMS INC
filed 2003-04-15
CIK 1009395

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes   ☐    No   ☒

      As of June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, there were approximately 5,961,127 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on June 28, 2002) was approximately $6,569,663. Shares of the registrant's Common Stock held by each executive officer and director and by each entity that owns 5% or more of the registrant's Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Definitive Proxy Statement for the Registrant's 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of Registrant's fiscal year ended December 31, 2002.

DIGITAL VIDEO SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2002
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

PART I

Item 1. Business

Overview

Digital Video Systems, Inc. ("DVS" or the "Company") (NASDAQ: DVID) is a technology company specializing in the development and application of digital video technologies that enable the convergence of data, digital audio, digital video and high-end graphics. DVS's mission is to be the leading DVD (Digital Versatile Disc) solution provider and remain at the forefront of this technology convergence. Our current product offerings include DVD loaders, the principal hardware component of DVD players and DVD-ROM drives, as well as a portfolio of other related products.

History

DVS was founded in 1992 to develop, manufacture and market digital video compression and decompression hardware and software for entertainment, commercial and educational applications. Since our inception, we have been involved in the marketing and development of a variety of products and technologies in the digital video arena, such as video CD players, the design of decoder chips, networked video servers that provide near Video-on-Demand, digital Ad-Insertion systems that automatically insert digital video commercials into broadcasting programs, video players for commercial kiosk applications, DVD players under agreements with original equipment manufacturers (OEM's) or under the DVS brand name, and other products developed for the computer peripheral market. During the fiscal year ended March 31, 1999, we migrated our product offerings into DVD technology, while phasing out certain older discontinued product lines. Our current product offerings primarily include DVD loaders and other DVD sub-systems and components.

DVS IPO

During the fiscal year ended on March 31, 1997, we completed our initial public offering and a follow-on public offering, generating total net proceeds of approximately $43.7 million.

Acquisition of Hyundai Electronics Industries, Co., Ltd's DVD Operations.

In June 1998, DVS's founder, Dr. Edmund Y. Sun, introduced the opportunity to acquire Hyundai Electronics Industries, Co., Ltd's ("Hyundai") DVD operations. To aid DVS in completing the acquisition, Dr. Sun provided a $1.0 million loan to DVS as a short-term note that was converted to 190,211 shares of common stock in July 1998. With the $1.0 million cash and 285,714 shares of our common stock, DVS was able to complete the acquisition. The shares of our common stock were issued to Hyundai in exchange for a perpetual, worldwide, royalty-free license to Hyundai's DVD technologies and related intellectual properties. The $1.0 million cash was paid to Hyundai to acquire its production equipment, inventory, production supplies, test equipment, furniture and computer systems of Hyundai's DVD-ROM operations.

Establishment of DVS Korea Co., Ltd.

Pursuant to an Investment Agreement dated October 15, 1998, Oregon Power Lending Institution ("OPLI") and certain investors had the right to invest up to $12.25 million in the Company. By March 31, 1999, OPLI had provided DVS with $6.5 million in additional financing. The cash infusion from OPLI enabled us to establish the operations of DVS Korea Co., Ltd., our Korean subsidiary ("DVS Korea" or "DVSK"), provide the working capital required to expand DVS Korea's DVD production, increase sales, reduce certain liabilities, pay certain costs relating to corporate restructuring, as well as provide capital for continued marketing, R&D and corporate overhead expenses.

Formation of Shanghai Fangyuan Digital Technology Ltd.

In late 1999, DVS and Shanghai Industrial Investment Group ("SIIG") began negotiations to establish a business relationship for the purpose of manufacturing DVD loaders in mainland China. The purpose of the proposed joint venture in Shanghai China was to allow the Company to take advantage of certain tax savings and lower production costs. Under certain Chinese tax regulations, a Chinese corporate entity may be entitled to two years of complete tax exemption and three years of 50% tax reduction thereafter, commencing from the first profit-making year, net of losses carried forward. Also, since many DVD player manufacturers are already located in China, the resulting shipping time and cost savings we expected to be substantial. The joint venture, Shanghai Fangyuan Digital Technology Ltd. ("SFDT") was formed. SFDT is 51% owned by our Korean subsidiary, 10% owned directly by DVS, and 39% owned by SIIG.

The manufacturing facilities of SFDT began operations in May 2001 and over one million units were produced in its first year of operation. At times during the year 2002, SFDT achieved a production rate as high as 500,000 units per month.

The manufacturing facilities of SFDT occupy approximately 73,000 square feet in a six-story building acquired by SFDT in 2001, located in an industrial park in Shanghai, China. The first two floors are used as warehouse space, the next three floors are used for production and the sixth floor is used as SFDT's administrative offices. Each production floor can house up to four assembly lines. We believe that this facility has dramatically increased our capacity to meet future production demands.

New Korean Factory Opened

During the fourth quarter of 2001, DVS Korea opened a new factory in Korea to produce high end products expected to have greater margins and higher quality control. The new Korea factory occupies approximately 39,000 square feet and is situated in a 155,830 square foot parcel of land. The land is owned by the Korean government, which has granted the Company a 20-year rent-free lease. The building is owned by DVS Korea. The factory can accommodate up to six assembly lines. With the addition of this production capacity, we believe DVS is well positioned to continue to expand its market share and to create certain competitive advantages.

DVS Korea IPO

In September 2002, DVS Korea successfully completed a public offering of 6 million common shares of DVSK on the KOSDAK Exchange (a Korean stock market) with trading beginning on October 1, 2002. The value of the proceeds to the subsidiary was approximately $11 million. The proceeds will be used to fund new product activities, including a DVD player for the automobile market, rewritable DVD drives for the computing and home markets, and establishing a new venture, MobileTouch Korea, to develop and market new products for the digital video and audio markets with a focus on mobile applications. Additionally, the proceeds will support the increasing production of our current products.

The ability to realize a higher valuation for DVSK's equity in Korea ($40 million U.S.) was a key factor in our decision to raise capital on the KOSDAQ, and reflects DVS's belief regarding its position as a leading worldwide supplier in the growing DVD market segment. Although the offering dilutes our ownership from 74.6% to 51.4%, we expect to continue to be the majority shareholder of DVSK. In March 2003, Dr. Edmund Sun, Doug Watson and Robert Baker, each an executive officer of DVS, joined the DVS Korea (DVSK) board to take a more active role in the day-to-day workings of this key subsidiary as it plans for greater margin potential through new products.

Our Products

Our current product offerings consist primarily of DVD loaders and other DVD sub-systems and components. We also produce and/or market other products for the consumer, commercial video and computer peripherals markets, which are described in greater detail below. During late 1999, due to the global over-supply of DVD-ROM drives, we stopped our production of DVD-ROM drives and devoted our DVD production lines to the production of DVD loaders, which were then, and are now, more profitable and in higher demand.

DVD Loaders

We have developed a number of models of DVD loaders with the ATAPI or AV interfaces, which are offered with competitive pricing, quality, functionality and service. The ability to read imperfect discs is an important differentiating factor in this market and we believe that our DVD products have earned an excellent reputation with respect to this factor.

Other Products

On a smaller scale, our product offerings include other computer peripherals, such as rewritable compact discs (CD-RWs), thin-film-transistor liquid crystal display (TFT LCD) monitors, and DVD players. Sales of these products accounted for less than 3% of our revenue in 2002 and 2001.

Research and Development

Because of DVS's firm position in the DVD loader market and despite a general downturn in the economy, DVS has experienced large growth in unit shipments. In recent years, DVS estimates that it has captured one third of the non-captive DVD loader market. The issue confronting DVS, however, is that with competition mounting and the precipitous decline in end-user prices for DVD players, gross margins for DVD loaders have and may continue to decline. As is typical with consumer electronic products, gross margins are inversely proportional to the growth in unit shipments.

During fiscal 2002, most of our research and development efforts focused on enhancing our DVD technologies, improving product quality, reducing costs of manufacturing, enhancing product functionality, adopting new and improved key components, developing new product, and improving the integration of our products by our customers. Currently, we are developing more advanced DVD loaders including a front loader intended for the automobile audio and video market and a DVD-RW intended for the home video and PC market. The DVD-RW product enables users to record data to a DVD-RW disc for any application including the creation of DVD's made from home videos, high capacity data backups and the capability of copying VHS tapes (movies) to discs. Working prototypes of these products were demonstrated at the annual meeting of shareholders of DVS Korea on March 28, 2003. We are optimistic as to the rate of growth and eventual size of the world-wide DVD drive market and we hope to expand our presence in all segments of the DVD drive market.

As noted above, we have sought to diversify our product base through increased emphasis on new products such as the rewritable drive which we anticipate will enjoy much greater margins and, more importantly, will sell into the larger market and customer base that DVSK has successfully established with our DVD loader products. In merging these vital areas of development in 2003, we expect to generate losses as we invest heavily in R&D personnel and engineers.

As of December 31, 2002, we had 49 engineering personnel, some of whom focus on supporting our sales and marketing efforts in connection with customizing product applications for specific customers.

Our research and development efforts involve numerous risks. These efforts may not progress as anticipated, and we may not be able to reduce costs sufficiently to be able to compete with others marketing similar products, and our new product models may not be developed on a timely basis.

Sales, Marketing and Distribution

We sell our DVD loaders to original equipment manufacturers ("OEMs") of DVD players that do not independently produce the DVD loaders used in their DVD players. Many of these OEMs are located in China, including Hong Kong, Turkey, Korea and other countries. China is one of the largest markets for DVD players, and some of the DVD player manufacturers in China have been active in exporting their products outside China at very competitive prices. Some of these DVD player models have been offered in the United States and Europe under other brand names.

During fiscal 2002, due to active marketing and field engineering, the unit sales of our DVD loaders have continued to increase relative to prior periods. This increase has enabled us to hold our current market share in this market.

In the past, we sold CD-based Video Engine products to Kiosk distributors, who integrated our products as part of a complete solution that included software titles. Subject to favorable evaluation of this product line, we may develop and introduce next generation Video Engines to incorporate the current DVD technologies. We are currently preparing a proposal relating to a potential Kiosk application for the gaming industry in England.

Our sales and marketing personnel attend tradeshows to increase the awareness and interest in our product offerings. We employ ten full time marketing and sales personnel based primarily in South Korea, who travel to other parts of the world to sell our products to OEM's.

New Markets and Products

DVS has embarked on a program of diversification of product lines, expansion and ongoing support of existing its customer base, participation in standards development, rigorous patent research, patent acquisition, and patent filing, aggressive marketing, continued manufacturing process reviews to reduce costs and/or increase productivity, and ongoing research and development of new products utilizing the newest technologies.

MPEG-4

A critical success factor for technology companies in the consumer electronics sector is the ability to judge emerging standards and extrapolate how the new standards will affect the demand and supply for current and future commercial products. DVS believes that the soon to be adopted MPEG-4AVC, or H.264AVC or MPEG-4 part 10, as it is otherwise known, is such a standard that will ultimately replace MPEG2 and MPEG4.

The practical implications of MPEG-4AVC (with a 100% or more compression improvement over current MPEG-4 technology) could allow a tenfold increase in the amount of DVD-quality video stored on a typical DVD disc; allow the storage of full-length HDTV programming on current DVDs without resorting to new hardware based on blue-laser technologies; provide the compression needed to stream high-quality video to mobile phones over the existing GPRS network; or enable DVD quality video to be streamed over current broad band connections.

Other MPEG-4AVC research involves implementing the new compression technology in devices capable of supplying HDTV programming on DVD players based on existing low-cost disc and player technologies. All other current alternatives to provide HDTV-quality video on discs, including blue laser technology, would require significant retooling in authoring, disc and player manufacturing, and would rely on expensive new technologies. The new MPEG4 AVC standard, although based on complex software technology, will require only minor changes in the existing authoring, content production and consumer electronics manufacturing. Ultimately, DVS believes that it could further develop this technology into products such as HDTV recorders for home markets.

Jeecom, Inc. Licensing Agreement

To capitalize on products utilizing the new MPEG-4AVC technology, in November of 2002, we entered into an exclusive licensing agreement with Jeecom, Inc. to develop, market, and sell its existing and future software products aimed at the wireless mobile marketplace. Jeecom MBI, (Mobile Business Intelligence), is the primary product designed to enable users to access and interact with all types of corporate database applications from almost any mobile device, including laptop computers, PDAs, and virtually all mobile phones. Other derivative products address a variety of specialized and consumer mobile applications. Jeecom, Inc. was founded by Dr. Edmund Sun, DVS's Chief Technology Officer. Dr. Sun is the majority owner of Jeecom, Inc.

By acquiring this license we are now poised to successfully incorporate the soon-to-be-adopted standards for new MPEG4 part 10 technologies with innovative software designed for the mobile business market. The Jeecom software provides the platform for successfully integrating video and other multimedia products for the mobile market, while the next-generation video compression standard should further enhance this new effort. This agreement gives us the exclusive ability to sell and distribute Jeecom software to a majority of the world's markets. The licensing agreement also extends to hardware applications and represents the potential to generate new revenue streams for DVS, DVS Korea and our new MobileTouch subsidiaries.

New MobileTouch Subsidiaries

MobileTouch Korea, a wholly owned subsidiary of DVS Korea, and MobileTouch, Inc. ("MobileTouch USA"), a wholly owned subsidiary of DVS, were both incorporated in January 2003. These two new wholly-owned subsidiaries are examples of diversification toward broader and more navigable revenue streams to be derived from new products based on emerging compression technologies employing the revolutionary MPEG4- Part 10 AVC-264 standard. These enterprises are expected to enable DVS to develop new products for the mobile marketplace in addition to its established DVD market.

MobileTouch USA, in partnership with Jeecom, Inc., will develop new products and applications directed at the corporate and consumer mobile applications markets and with a particular focus on media-rich applications for the consumer market. This project is part of an ongoing partnership between DVS and Jeecom, Inc. to develop software that is designed to allow mobile wireless users to access data, information, video and audio and other services from a remote PC. The initial products under development will focus primarily on consumer-oriented entertainment applications allowing mobile wireless users to access photographs, MP3 audio and video content from their personal computer.

DVS has embarked on a program of diversification of product lines; an expansion of its customer base and ongoing support of existing customer base; participation in standards development efforts; rigorous patent research, patent acquisition, and patent filing; aggressive marketing; continued manufacturing process review to reduce costs and/or increase productivity; and ongoing research and development of new products utilizing the newest technologies.

Intellectual Property and Other Proprietary Rights

We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. In addition, we have patents and design rights granted in the United States and Korea covering our intellectual property rights for periods ranging from 9 to 17 years. Our patents, design rights and other intellectual property rights are the basis for our product development efforts and are important to our overall business. These patents and design rights include areas such as DVD video, DVD ROM, and video recording to hard drive applications. We cannot be certain that these measures will adequately protect our intellectual property rights.

Competition

There are a number of foreign-based electronic manufacturers substantially larger in size and greater in financial, marketing, and other resources than us, such as, Thomson Electronics, Sanyo and Phillips that are competitors or potential competitors with respect to our DVD products. Some competitors may develop alternative products to compete with our products. They may also begin operations or expand their existing operations into our market segments. In the distribution and sales of our other products, there are also many well-known competitors with substantially greater resources.

The competitive environment is becoming more demanding due to a number of factors, including the following:

  an increase in the number of new market entrants;

  intensifying competition in the industry;

  rapid technological progress;

  oversupply of digital products; and

  global price erosion.

We believe, however, that our product mapping and development, the high quality of our products, our reputation of innovative product introductions, product improvements and service, and our extensive sales, marketing and servicing efforts are the important factors that help us remain competitive with respect to each of the competitive factors set forth above.

Strategy

From the outset, our essential strategy has been to provide each major customer with changes required of our basic design to insure compatibility with individual customer demands. Additionally we have emphasized the need to decrease "time to market", as our major competitors are very large organizations that are unable to move as rapidly to meet market demands.

In adjusting to the swiftly-evolving digital world, DVS has entered a period of exploring new avenues of enterprise as we adapt our resources to research and development of revenue streams in both technology and product areas offering higher margins. DVS is committed to further advancing these technologies and commercializing them to create profitable product lines in order to sustain its competitive advantage.

Our rapid advancement for the past four years has been fueled by an unprecedented global appetite for our primary product, the DVD loader, the chief component of the popular DVD player. The demand for the DVD loader soon eclipsed other items in our product line, such as decoder chips, networked video servers, and video players for commercial kiosk applications. During this phase of advancement, our subsidiary DVS Korea focused upon two customer driven demands: 1) the need to focus engineering expertise on cost-reduction efforts for our prime product, the DVD loader to maximize manufacturing margins and thereby maintain profits and 2) providing our existing OEM customers with custom design and value engineering options tailored to their specific needs. To maintain and enhance our existing core business, addressing these existing customer demands took precedence over the need for new product development.

As our market share in the DVD loader showed the expected attrition from encroaching competition, we have sought to diversify through increased emphasis on new products such as the rewritable drive which we anticipate will enjoy much greater margins and, more importantly, will sell into the larger market and customer base that DVSK has successfully established with our DVD loader products. In merging these vital areas of development in 2003, we expect to generate losses as we invest heavily in R&D personnel and engineers.

With the erosion in gross margins for its current product offerings, DVS is consciously shifting gears to focus on its real strength, the ability to innovate and develop leading-edge technologies and commercialize new products. DVS is ready to enter into new markets by leveraging its accumulated wealth of knowledge and experience and developing newer, bolder and more advanced products such as the DVD Loader/Player, the Car DVD Audio and Video Player, and the Recordable DVD Player. We are also developing MobileTouch products with our timely development of (1) software required to optimize the utilization of new MPEG-4 part 10 video compression in mobile wireless products and (2) software in support of the decoder chip also being developed by MobileTouch USA that we expect will provide DVS with higher margins and a sustainable competitive advantage in this market.

Employees

At March 31, 2003, we had 470 full time employees, including employees of our subsidiaries. We believe that our future prospects will depend, in part, on our ability to obtain additional management, finance, accounting, marketing, sales, manufacturing and technical personnel. Competition for such personnel is substantial and the number of persons with relevant experience is limited. None of our employees is represented by a labor union. We believe that our employee relations are good.

Item 2. Properties

As of March 31, 2003, we had the following facilities leased from third parties, where our executive offices, manufacturing, engineering, research and development and testing facilities are located.

Facility	Location	Size (sq. ft.)	Monthly Rent (in thousands)
US Main Offices	San Jose, CA	2,500	$ 11.0
US Sales Offices	Sunnyvale, CA	2,000	$ 2.6
Korea Main Offices	Sungnam City, Korea	36,800	$ 15.5
MobileTouch Korea Offices	Seoul, Korea	1,100	$ 2.6
China Sales Offices	Shenzhen, China	1,600	$ 1.1
Korea Factory	Pyengtak City, Korea	39,060	Company Owned
China Joint Venture Factory and Warehouse	Shanghai, China	73,000	$ 9.4*

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

On December 4, 2001, a lawsuit was filed in United States District Court, Northern District of California against DVS and certain directors, officers and employees of DVS. The plaintiffs in the foregoing action are certain investors that purchased securities from DVS in May 2001 and July 2001 in transactions not involving a public offering. The complaint relating to these transactions purports to allege claims relating to violations of state and federal securities laws, breach of fiduciary duties, breach of contract, fraud and negligent misrepresentation. The plaintiffs seek declaratory judgment relief, compensatory damages in excess of $1,000,000, punitive damages and costs of the suit, including attorneys' fees. DVS has reached a settlement related to this matter and the Company has accrued and reflected in general and administrative expense $465,000 during December 31, 2002 related to the lawsuit.

On June 18, 2001, the Company filed a lawsuit in the Santa Clara County Superior Court against Ernst & Young, LLP, the Company's former auditors. The complaint includes claims of professional negligence, breach of contract, breach of fiduciary duty, fraud and deceit. The case was originally scheduled for mediation in October 2002. Mediation has been scheduled for April 28, 2003, pending discussion between the parties.

On June 24, 2002, the Company filed a lawsuit in the Santa Clara County Superior Court against Mali Kuo, Michael Chen, Meng Tek Ung and Doe's 1 through 50, alleging breach of fiduciary duty and seeking declaratory relief, cancellation and rescission of certain written agreements, damages, costs and attorneys' fees. Of the named defendants, Ms. Kuo and Mr. Chen, were both directors and executive officers of the Company for periods between 1999 and 2002, and Mr. Ung was an executive officer of the Company from 1999 to 2002. The complaint alleges that Ms. Kuo breached her fiduciary duties of care and loyalty when she defrauded the Company and misappropriated Company property with the purpose of furthering the private interests of all defendants. The complaint has been served on Mr. Chen and Ms. Kuo, but the Company has not yet been able to serve the other named or unnamed defendants as they reside outside of the United States. The Company believes it will obtain a favorable outcome to the suit. As of December 31, 2002, the Company has received Mr. Chen and Ms. Kuo's counter claim with respect to alleged unpaid wages and expenses. The Company has established an accrual of $650,000 for wages and expenses related to prior employment of Mr. Chen and Ms. Kuo which the Company believes is adequate.

DVS has been named as a defendant in several other lawsuits in the normal course of its business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material effect on the consolidated financial statements of the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

Executive Officers

The following table sets forth certain information concerning our executive officers as of March 15, 2003:

Name	Age	Position
Douglas T. Watson	50	Chief Executive Officer and Director
Edmund Y. Sun, Ph.D.	54	Chief Technical Officer and Director
Robert Baker	72	Chief Financial Officer

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is a full-time employee. There is no family relationship between any of our executive officers or directors.

Management Profile, Corporate Headquarters, San Jose, California

Edmund Y. Sun, Ph.D., Founder and Chief Technical Officer

Dr. Edmund Y. Sun founded DVS in 1992 and has served as Chief Technical Officer since June 1998, also having served as CEO, President and Chairman of the Board. In addition to his distinguished contributions to DVS, Dr. Sun was a co-founder of C-Cube Microsystems Inc., a public company involved in the development of full-color still and motion picture compression technology, and was both its CEO and Chairman of the Board. C-Cube was acquired by LSI Technologies in 2001.

Dr. Sun, who has a Ph.D. in Applied Physics and an M.S. in Electrical Engineering from California Institute of Technology and a B.S. in Electrophysics from National Chiao-Tung University in Taiwan, has played a pivotal role in the Digital Versatile Disc (DVD) advances of the last decade. Dr. Sun is also the CTO of the new DVS R&D subsidiary, MobileTouch USA, and is responsible for the leadership of a multinational team of engineers operating in the US, Ireland, Taiwan, Japan and in Korea with DVS subsidiary, DVS Korea. Dr. Sun is also the founder of Jeecom, Inc. an enterprise level software company, now working in partnership with DVS.

Douglas T. Watson, Chief Executive Officer

Douglas T. Watson has served as Chief Executive Officer of DVS since February 2002. In addition, Mr. Watson has been a member of the DVS Board of Directors since November 1998, the year in which he successfully facilitated a $6 million dollar investment from Oregon Power Institution (OPLI) enabling DVS to acquire the Hyundai Electronics DVD unit, its intellectual properties, patents and management team which later became DVS Korea. Mr. Watson served on the DVS Executive Committee from November 1998 to March 2002.

Prior to joining DVS, Mr. Watson held the role of President and CEO of Astoria Metal Corporation (AMC), a California based ship repair and dismantling firm he founded in 1992. AMC and affiliated companies were responsible for multi-million dollar contracts with major oil and gas companies such as Chevron and BP for oil tanker repair projects and other required assignments. During the 1980's Mr. Watson served in the Far East as a consultant to Exxon Corporation.

Robert Baker, Chief Financial Officer

Robert Baker has served in his current role of Chief Financial Officer of DVS since June 2002. Mr. Baker previously served DVS as its Chief Financial Officer from June 1999 to April 2000 and in a consulting capacity for various projects from May 1997 to June 1999.

Mr. Baker's extensive financial career includes holding management positions with General Electric (GE) and IT&T before founding his own company, Baker Associates, Inc., a management consultant firm to the venture capital community.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is listed on the Nasdaq SmallCap Market under the symbol "DVID." The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the Nasdaq SmallCap Market for each quarter within the last two years.

	Common Stock
	High	Low
Fiscal 2002
First quarter	$4.460	$2.450
Second quarter	3.250	.980
Third quarter	2.950	1.050
Fourth quarter	4.600	2.050
Fiscal 2001
First quarter	$4.250	$1.688
Second quarter	6.220	2.563
Third quarter	3.999	1.700
Fourth quarter	6.990	2.050

On March 31, 2003, the last reported sale price for the common stock was $2.73 per share.

As of March 31, 2003, there were approximately 215 holders of record of our common stock. This number does not reflect the number of beneficial holders of the common stock, which we believe is more than 3,000.

We have never paid cash dividends on our common stock. At present, we intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data
	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,	Nine Month Fiscal Period Ended December 31,	Fiscal Year Ended March 31,
	2002	2001	2000	2000	1999
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$157,214	$159,871	$73,103	$60,292	$17,111
Gross profit	11,285	14,076	10,110	7,783	744
Research and development	3,043	2,503	2,493	2,492	6,193
Sales and marketing	2,907	2,173	1,902	1,828	3,072
General and administrative	7,054	7,612	3,467	5,639	8,627
Purchased in-process research and development	-	-	-	-	500
Restructuring (gain) loss	-	-	-	-	(1,134)
Gain (loss) from operations	(1,719)	1,788	2,248	(2,176)	(18,782)
Income (loss) before income tax provisions and minority interests	(3,982)	1,895	2,226	1,198	(18,832)
Net income (loss)	(2,991)	868	1,148	861	(18,832)
Net income (loss) per share (1):
Basic	$(0.50)	$ 0.16	$ 0.25	$ 0.20	$(1.27)
Diluted	$(0.50)	$ 0.14	$ 0.21	$ 0.20	$(1.27)
Weighted average number of shares outstanding	5,979	6,146	5,419	4,363	2,468

	December 31,			March 31,
	2002	2001	2000	2000	1999
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Current assets	$59,458	$34,892	$22,400	$15,657	$11,799
Current liabilities	48,086	29,896	19,977	15,521	11,969
Working capital	11,372	4,996	2,423	136	(170)
Total assets	71,427	45,636	30,008	22,975	16,093
Long-term obligations	96	1,753	1,560	768	-
Total liabilities	48,182	31,648	21,537	17,375	11,969
Additional paid in capital	73,334	71,350	69,020	68,088	70,467
Accumulated deficit	(64,961)	(61,970)	(62,838)	(63,986)	(67,946)
Total stockholders equity	9,811	9,111	6,683	5,600	4,124

  See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report. It is important to note that DVS changed its fiscal year end from March 31 to December 31, beginning with the year ended December 31, 2000. Therefore, the present report on Form 10-K covers the twelve month period for the years 2001 and 2002 and the nine month period for the year period ending December 31, 2000 and the pro-forma results for the nine month period ending December 31, 1999.

Overview

DVS derives over 95% of its revenues from the sale of loaders and components associated with DVD loaders to DVD player manufacturers. The majority of these sales are made to DVD player manufacturers in China, Korea and Turkey. Average selling prices of these products have declined rapidly over the past three years and currently are over 50% less than in the year 2000. In the year ending December 31, 2002, average loader prices declined 28%. The mix of sales continues to shift more to the components of the loader produced by the Company resulting in lower average selling prices which are also experiencing price erosion. The combination of lower prices for loaders and an unfavorable price mix has resulted in a leveling of revenues between the years 2001 and 2002. Unit shipments on the other hand have more than doubled in 2002 over 2001, allowing the Company to increase its market share to over 30% of the market for loaders sold to external player manufacturers who do not have their own loader technology. As our product line continues to mature we are likely to experience further declines in the average selling prices of our current product offerings. We are not able to predict the amount of such future change with any degree of certainty.

Our costs of goods sold which consist of purchased components representing about 90% of the loader cost have been reduced by about 40% over the past two years. Purchasing volume and lower costs of assembly in our China joint venture have allowed us to maintain some margin during this period of rapid sales price declines. At the present time gross margins have eroded to somewhere between 2% to 5%, depending on mix of products sold in the period. As previously stated, this unit price erosion and resulting reduction of gross margins is likely to continue during 2003. We are at a point where new products must be introduced if we are to experience any improvement in our rate of gross margin. The amount of engineering effort required to value engineer the loader product during the year 2002 has interrupted the "new product" programs of our Korean subsidiary, thereby causing delays in the introduction of new products such as DVD players for the automotive market and rewritable DVD drives for the computing and audio markets. The new product engineering group in Korea is currently working extended hours to get back on schedule, and we believe that the introduction of the two previously mentioned products will occur late in the third quarter of this year. Working prototypes of both these products were shown at the Korean subsidiary's annual meeting in March 2003. We are not able to predict the level of sales for these new products or their impact on our gross margins with any degree of certainty for the year 2003.

Our operating income as shown in the table below has gone from operating income of $1.8 million in fiscal year 2001 to an operating loss of $1.7 million in the year ended December 31, 2002. This unfavorable change of $3.5 million is made up of $0.7 million of increases in operating expense with the remaining $2.8 million loss accounted for by the decline in our gross margins resulting from average selling prices of loaders declining by 28%.

Additional new product activity has been initiated both in Korea and in the United States with the formation of MobileTouch Korea and MobileTouch USA, a wholly owned subsidiary of DVS Korea and the Company, respectively. The subsidiaries working in partnership with Jeecom, Inc. will develop new products and applications directed at the corporate and consumer mobile applications market, and in particular will focus on media rich applications for the consumer market. MobileTouch USA has begun the development of software required to optimize the utilization of new MPEG -4 part 10 video compression in mobile wireless products and software in support of the decoder chip also being developed by MobileTouch USA. We believe that this new standard offers substantial benefits to many potential product areas such as, low bandwidth video for mobile handsets, DVD video, broadband entertainment, and digital cinema. We do not expect any major sales activity from these developments in the year 2003.

In January 2003, the Company announced an exclusive licensing agreement with Jeecom, Inc., a company founded by, and whose majority owner is, Dr. Edmund Sun, the Company's Chief Technology Officer. The Jeecom, Inc. license and software provide the platform for integrating video and other multimedia products for the mobile market with the exclusive right to market the software to the major markets of the world.

As noted above, we have sought to diversify our product base through increased emphasis on new products such as the rewritable drive which we anticipate will enjoy much greater margins and, more importantly, will sell into the larger market and customer base that DVSK has successfully established with our DVD loader products. However, in merging these vital areas of development in 2003, we expect to generate losses as we invest heavily in R&D personnel and engineers.

Our Korean subsidiary (DVSK) raised approximately $10.7 million during the last year and coupled with its line of credit is expected to be able to fund new product programs and support the existing loader business in both Korea and China in the year 2003. The Company plans to meet its operating obligations for 2003 by raising money through private placements and receiving management fees from its Korean subsidiary.

The Company's minority interest liability increased significantly during September 2002 from the reduction of its ownership interest in DVS Korea, as a result of the $10.7 million from DVS Korea's initial public offering. The sale of the 23.2% interest in DVS Korea resulted in a gain from the sale of subsidiary common stock of $1,177,000, which has been reflected in additional paid-in capital at December 31, 2002.

Results of Operations

The table that follows summarizes the impact of these factors on the Company's financial results (in millions):

	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,	Nine Month Fiscal Period Ended December 31,	(Unaudited) Nine Month Fiscal Period Ended December 31,
	2002	2001	2000	1999
Revenues	$ 157.2	$159.9	$ 73.1	$ 45.6
Gross margin	11.3	14.1	10.1	5.7
Research and development	3.1	2.5	2.5	1.7
Sales and marketing	2.9	2.2	1.9	1.7
General and administrative	7.0	7.6	3.5	2.9
Operating (loss) income	(1.7)	1.8	2.2	(0.6)
Net (loss) income	(3.0)	0.9	1.1	2.6

Results of Operations for the Twelve-Month Period Ended December 31, 2002 Compared to the Twelve-Month Period Ended December 31, 2001

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenues for the twelve-month periods ended December 31, 2002 and 2001, the nine-month period ended December 31, 2000, and the unaudited nine months ended December 31, 1999. Please see our Consolidated Financial Statements of Operations and item 6 Selected Consolidated Financial Data for additional details.

	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001	Nine Months Ended December 31, 2000	(Unaudited) Nine Months Ended December 31, 1999
	(Percent of revenue)
Revenues	100.0%	100.0%	100.0%	100.0%
Gross margin	7.2%	8.8%	13.8%	12.5%
Research and development	1.9%	1.6%	3.4%	3.7%
Sales and marketing	1.8%	1.4%	2.6%	3.6%
General and administrative	4.5%	4.8%	4.7%	6.6%
Operating income (loss)	(1.1)%	1.1%	3.1%	(1.4)%
Net income	(1.9)%	0.5%	1.6%	5.7%

	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001	Nine Months Ended December 31, 2000	(Unaudited) Nine Months Ended December 31, 1999
	(In thousands)
Consolidated revenue	$157,214	$159,871	$73,103	$45,567

As set forth above, total revenue in the twelve-month period ended December 31, 2002 was $157.2 million, about 1.7% less than the $159.9 million for the twelve-month period in 2001. The decrease in total revenue is primarily attributed to erosion of average selling prices for our products. Overseas sales represented over 95% of revenue for the twelve-months ended December 31, 2002, as was the case for the twelve-month period ended December 31, 2001. During the year ended December 31, 2002, Vestel was the only customer which accounted for over 10% of sales. During the twelve months ended December 31, 2001, SIIG, our joint venture partner in China, was our only customer which accounted for over 10% of sales. As mentioned previously, unit sales during 2002 more than doubled over 2001 with 4.9 million units shipped in 2002, as compared to 2.2 million units shipped in 2001.

	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001	Nine Months Ended December 31, 2000	(Unaudited) Nine Months Ended December 31, 1999
	(In thousands)
Gross margin	$11,285	$14,076	$10,110	$5,696
As a percentage of revenue	7.2%	8.8%	13.8%	12.5%

The rapid decline in gross margin rates during the year 2001 and 2002 is almost entirely attributable to the decline in the selling prices of DVD loaders during these periods. Using the average selling price of December 2000 as the base period (100%), the following rates of decline occurred with respect to our margins:

	% to Base (100%) Period
	Q1	Q2	Q3	Q4
Year 2001	80%	76%	65%	57%
Year 2002	51%	48%	46%	41%

In the fourth quarter of 2002 the average selling price of a DVD loader was only 41% of what it was in December of 2000, a reduction of 59%. The average selling price declined 43% in the year 2001 and 28% in the year 2002. Looking ahead to fiscal year ending December 31, 2003, we expect to experience continued pricing pressure as competition becomes more intense in the Company's customer base and the DVD market.

	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001	Nine Months Ended December 31, 2000	(Unaudited) Nine Months Ended December 31, 1999
	(In thousands)
Research and development	$3,048	$2,503	$2,493	$1,705
As a percentage of revenue	1.9%	1.6%	3.4%	3.7%

Our research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design, and development activities and providing our existing OEM customers with custom design and value engineering options to meet their specific needs. R&D spending increased 20% or $0.5 million over 2001, particularly in the second half of the fiscal year as additional engineers and support staff were added to the Company in order to recover lost time in developing the new product programs and to initiate MobileTouch Korea's R&D efforts on the mobile phone hardware platform. With respect to our research and development efforts we expect to generate losses during 2003 as we invest heavily in R&D personnel and engineers.
	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001	Nine Months Ended December 31, 2000	(Unaudited) Nine Months Ended December 31, 1999
	(In thousands)
Sales and marketing	$2,907	$2,173	$1,902	$1,652
As a percentage of revenue	1.8%	1.4%	2.6%	3.6%

Sales and marketing expense is comprised primarily of employee related expenses, export freight & insurance (when absorbed by the Company), and advertising/promotional costs. The Company has sales and marketing organizations in Korea, China and the U.S. These organizations have been significantly expanded due to the shift away from major distributors (Hyundai in Korea and SIIG in China) used in prior years. As a result, overall spending for sales and marketing increased 34%, or $0.7 million over 2001.

	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001	Nine Months Ended December 31, 2000	(Unaudited) Nine Months Ended December 31, 1999
	(In thousands)
General and administrative	$7,054	$7,612	$3,467	$2,989
As a percentage of revenue	4.5%	4.8%	4.7%	6.6%

General and administrative expenses decreased in the year ended December 31, 2002 as compared to the year ended December 31, 2001 by 7% or $0.6 million. General and administrative expenses consist primarily of administrative salaries and benefits, insurance, facility, legal, accounting, investor relations and other business support costs. As reflected in the table above, general and administrative expenses as a percentage of revenue remained essentially constant when compared to the twelve-month period ended December 31, 2001.

Results of Operations for the Twelve-Month Period Ended December 31, 2001 Compared to the Nine-Month Transition Period Ended December 31, 2000 ("Fiscal 2000")

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenues for the twelve-month period ended December 31, 2001, the nine-month period ended December 31, 2000 and the fiscal year ended March 31, 2000. Please see our Consolidated Financial Statements of Operations for additional details.

	Twelve Months Ended December 31, 2001	Nine Months Ended December 31, 2000	Fiscal Year Ended March 31, 2000
	(percent of revenue)
Revenues	100.0%	100.0%	100.0%
Gross margin	8.8%	13.8%	12.9%
Research and development	1.6%	3.4%	4.1%
Sales and marketing	1.4%	2.6%	3.0%
General and administrative	4.8%	4.7%	9.4%
Operating income(loss)	1.1%	3.1%	(3.6%)
Net income	0.5%	1.6%	1.4%*

* includes one-time gain from sale of certain assets related to discontinued product lines.
	Twelve Months Ended December 31, 2001	Nine Months Ended December 31, 2000	Fiscal Year Ended March 31, 2000
	(in thousands)
Consolidated revenue	$159,871	$73,103	$60,292

As set forth above, total revenue in the twelve-month period ended December 31, 2001 was $159.9 million, about 119% higher than the $73.1 million for the nine-month period in 2000. This significant increase of $86.8 million was in part due to the additional three months of the current year period coupled with the additional manufacturing brought on-line in Korea and in Shanghai. Overseas sales represented almost 100% of revenue for the twelve months ended December 31, 2001, as was the case for the nine-month period ended December 31, 2000. During the twelve months ended December 31, 2001, SIIG, our joint venture partner in China accounted for over 10% of sales.

Net income of $0.9 million for the twelve-month period ended December 31, 2001 was lower than the $1.1 million for the nine-month period ended December 31, 2001, primarily because of increased expenses relating to the establishment of new manufacturing facilities in Korea and China.

	Twelve Months Ended December 31, 2001	Nine Months Ended December 31, 2000	Fiscal Year Ended March 31, 2000
	(in thousands)
Gross margin	$14,076	$10,110	$7,783
as a percentage of revenue	8.8%	13.8%	12.9%

The sharp reduction in gross margin was principally due to the opening of a new plant in Korea and the opening of the factory in Shanghai, China, which increased our manufacturing costs significantly during this period. The costs relate primarily to training personnel and establishing efficient manufacturing processes. Additionally, the Company increased its monthly output, as measured by net sales, an average of about 70%, from the prior period and had to absorb the transition costs associated with such a sharp increase. And as previously mentioned, the increased pricing pressure from competition also contributed to the decline in gross margin.

	Twelve Months Ended December 31, 2001	Nine Months Ended December 31, 2000	Fiscal Year Ended March 31, 2000
	(in thousands)
Research and development	$2,503	$2,493	$2,492
as a percentage of revenue	1.6%	3.4%	4.1%

Research and development expenses as a percentage of revenue decreased to 1.6% for the twelve-month period ended December 31, 2001, compared with 3.4% for the nine-month period ended December 31, 2000. The decrease in these expenses as a percentage of revenues is principally attributable to an increase in sales volume while maintaining essentially the same level of spending.

	Twelve Months Ended December 31, 2001	Nine Months Ended December 31, 2000	Fiscal Year Ended March 31, 2000
	(in thousands)
Sales and marketing	$2,173	$1,902	$1,828
as a percentage of revenue	1.4%	2.6%	3.0%

Sales and marketing expenses as a percentage of net revenues decreased from 2.6% in the nine months ended December 31, 2000 to 1.4% in the year ended December 31, 2001. The decrease in these expenses as a percentage of revenue was also the result of a sharp increase in sales volume while accompanied only by a slight increase in spending of approximately 10%.

	Twelve Months Ended December 31, 2001	Nine Months Ended December 31, 2000	Fiscal Year Ended March 31, 2000
	(in thousands)
General and administrative	$7,612	$3,467	$5,639
as a percentage of revenue	4.8%	4.7%	9.4%

As reflected in the table above, general and administrative expenses as a percentage of revenue remained essentially constant when compared to the nine-month period ended December 31, 2000. The actual rate of spending increased about 60% from the period ended December 31, 2000, reflecting costs associated with the establishment of SFDT and the additional manufacturing facility in Korea.

Results of Operations for the Nine-Month Transition Period Ended December 31, 2000 Compared to the Unaudited Pro-forma Nine-Month Period Ended December 31, 1999

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenues for the nine-month period ended December 31, 2000 and the unaudited nine-month period ended December 31, 1999. Please see item 6 Selected Consolidated Financial Data for details.

	Nine Months Ended December 31, 2000	(Unaudited) Nine Months Ended December 31, 1999
	(Percent of revenue)
Revenues	100.0%	100.0%
Gross margin	13.8%	12.5%
Research and development	3.4%	3.7%
Sales and marketing	2.6%	3.6%
General and administrative	4.7%	6.6%
Operating income (loss)	3.1%	(1.4)%
Net income	1.6%	5.7%

	Nine Months Ended December 31, 2000	(Unaudited) Nine Months Ended December 31, 1999
	(In thousands)
Consolidated revenue	$73,103	$45,567

As reflected above, total revenue in the nine-month period ended December 31, 2000 was $73.1 million, about 60% higher than the $45.6 million for the same nine-month period in 1999. This significant increase of $27.5 million was primarily the result of the Company's decision to focus its resources on the DVD product line, which accounted for approximately 98% of total revenue in 2000, as compared to 93% in 1999. Overseas sales represented almost 100% for the nine-months ended December 31, 2000, as compared to about 91% for the nine-months ended December 31, 1999.

	Nine Months Ended December 31, 2000	(Unaudited) Nine Months Ended December 31, 1999
	(In thousands)
Gross margin	$10,110	$5,696
As a percentage of revenue	13.8%	12.5%

Gross margin increased from 12.5% of revenue for the nine months ended December 31, 1999 to 13.8% of revenue for the nine-month period ended December 31, 2000. The improvement reflects the continuing efforts of the Company to lower its costs of revenue by implementing more cost efficient production processes.

	Nine Months Ended December 31, 2000	(Unaudited) Nine Months Ended December 31, 1999
	(In thousands)
Research and development	$2,493	$1,705
As a percentage of revenue	3.4%	3.7%

Research and development expenses as a percentage of revenue decreased to 3.4% for the nine-month period ended December 31, 2000, compared with 3.7% for the nine-months period ended December 31, 1999. The decrease in these expenses as a percentage of net revenues is attributable to reducing non-performing operations and focusing the engineering resources on the DVD product line, which has generated substantial growth in revenues. The increased revenue and improved margins allowed the Company to increase its research and development expenses, from $1.7 million for the nine-month period ended December 31, 1999 to $2.5 million for the same period in 2000.

	Nine Months Ended December 31, 2000	(Unaudited) Nine Months Ended December 31, 1999
	(In thousands)
Sales and marketing	$1,902	$1,652
As a percentage of revenue	2.6%	3.6%

Sales and marketing expenses as a percentage of revenues decreased from 3.6% in the nine-months ended December 31, 1999 to 2.6% in the nine-month period ended December 31, 2000. The decrease in these expenses as a percentage of revenue was also the result of the restructuring of the Company's product lines that took place in this period to focus the sales and marketing resources on the DVD product line, which resulted in substantial increase in revenues. The increase in revenue and improvement in margins also allowed increased allocation of capital for sales and marketing expenses, from $1.7 million for the nine-month period ended December 31, 1999 to $1.9 million for the same period in 2000.

	Nine Months Ended December 31, 2000	(Unaudited) Nine Months Ended December 31, 1999
	(In thousands)
General and administrative	$3,467	$2,989
As a percentage of revenue	4.7%	6.6%

General and administrative expenses increased $0.5 million for the nine-month period ended December 31, 2000 over the same period in 1999. The increase of $0.5 million was primarily attributable to increased spending in professional fees for both legal and accounting services.

Liquidity and Capital Resources

At December 31, 2002 the Company had $18.2 million of cash and cash equivalents of which $5.9 million was restricted as collateral for lines of credit.

Our operating activities used cash of $17.3 million during 2002. The principal uses of cash were increased inventory of $13.9 million resulting from the sales forecasts, which are the basis for material procurement. During the fourth quarter, our sales did not meet forecasts and volume purchases of major components beyond requirements were made in order to maximize price rebates on certain purchased components. During 2002, accounts receivable increased $8.6 million, which was consistent with the change in terms from principally letters of credit in the year 2001 to open credit terms in 2002. We experienced a net loss in 2002 of $3.0 million, as adjusted by non-cash impact of depreciation and amortization of $2.6 million, the impairment charge of goodwill of $0.2 million, the issuance of common stock for services provided with a fair value of $0.4 million, all of which was partially offset by the non-cash reduction in the majority interest of the investors of our Korean Subsidiary (DVSK) and Chinese Joint Venture, totaling $1.0 million. Reduction in other short and long term liabilities totaling $3.0 million were made during the year 2002, which included $1.5 million primarily representing amounts originally provided for obligations of dormant foreign operation which are no longer required. Cash provided by operating activities in 2002 was provided by an increased accounts payable and accounts payable - related party of $11.7 million and the return of the $1.0 million deposit required during the settlement of litigation with a previous Korean employee.

Net cash used in investing activities was $4.9 million, principally resulting from an increase in restricted cash of $2.7 million used as collateral for the Korean subsidiary's lines of credit, and $1.6 million for molds (tooling) for the factory opened in the fourth quarter of 2001 in Korea. Additionally the China joint venture acquired plant equipment totaling $0.9 million and spent $0.7 million for leasehold improvements. Offsetting the above was $1.1 million written-down of a note receivable from a related party due to non-payment, and the maturity of marketable securities totaling $0.3 million.

During 2002, net cash provided by financing activities was $22.7 million, with $10.7 million in proceeds from the sale of the Korean subsidiary's stock in an initial public offering in September 2002, $9.6 million from Korean line of credit borrowings, and $2.4 million in proceeds from a note payable from Shanghai bank and secured by the joint venture facility in China.

We believe that with working capital of $11.4 million at December 31, 2002, and the renewal of our existing lines of credit in Korea, now totaling $52.3 million of which we have taken down $26.1 million, that our operations in Asia have sufficient resources to manage both their new product plans and production requirements for the year 2003. Our operations in the U.S. will require the raising of additional capital to finance MobileTouch USA. The Company is currently in discussions with investment firms and hopes to have agreements reached for this funding in the next sixty to ninety days. Additionally, the Company anticipates obtaining management fees from its subsidiaries to be advanced on a monthly basis.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial position or results of operations.

In June 2002, the FASB issued No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the timing and amount of costs recognized as a result of restructuring and similar activities. The Company will apply SFAS No. 146 to activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's consolidated statements of income or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends SFAS No. 123, "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The Company follows APB 25 in accounting for employee stock options. The disclosure provisions of SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which requires a guarantor to recognize and measure certain types of guarantees at fair value. In addition, Interpretation No. 45 requires the guarantor to make new disclosures for these guarantees and other types of guarantees that are not subject to the initial recognition and initial measurement provisions. The disclosure requirements are effective for financial statements for interim or annual periods ended after December 15, 2002, while the recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is in the process of evaluating the impact the initial recognition and initial measurement provisions will have on its consolidated financial position and results of operations.

The Company does not believe that any of these recent accounting pronouncements will have a material impact on their financial position or results of operations.

Critical Accounting Policies

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions. These estimates and judgments are reviewed by senior management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

Revenue Recognition

Net revenues include product and component sales. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. These criteria are met at the time the product is shipped to the customer. Shipping terms are freight on board shipping point. Returns and discounts on sales are deducted from revenue upon issuance of a credit memo. Returns for products under warranty are repaired and returned to the customer at the company's cost. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. The Company had a warranty reserve of $130,000 at December 31, 2002.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required. The Company had a warranty reserve of $130,000 at December 31, 2002.

Excess and Obsolete Inventory

We write down our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product life-cycles, product demand, and market conditions. If actual product life cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Deferred Taxes

We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. At December 31, 2002 we had provided a valuation allowance for the entire amount of tax assets net of tax liabilities. To the extent that we increase or decrease a valuation allowance in a period, the resulting expense or benefit is included within the tax provision. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

Goodwill and Other Identifiable Intangibles

We assess the impairment of goodwill and other identifiable intangibles, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Significant under performance relative to projected operating result, changes is the manner of our use of the acquired assets and significant negative industry or economic trends are the more significant indicators that we consider. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. The Company after assessment has, as of December 31, 2002, written off its remaining balance of goodwill totaling $175, net of amortization.

Determining Functional Currencies for the Purpose of Consolidation

Our majority owned foreign subsidiary and joint venture represent the vast majority of our revenues, assets, and liabilities at December 31, 2002. In preparing our consolidated statements, we are required to translate the financial statements of the foreign entity from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statement of operations or as a separate part of our net equity under the caption "cumulative translation adjustment."

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our operating results fluctuate significantly, and an unanticipated decline in revenue or earnings may disappoint investors or securities analysts and result in a decline in our stock price.

Our recent growth rate may not be sustainable and you should not use our past financial performance to predict future operating results. In addition to the losses incurred during the year ended December 31, 2002, we have incurred substantial net losses in the past, as recently as, among others, fiscal years ended March 31, 1999, 1998 and 1997. We also expect to generate losses as we invest heavily in R&D personnel and engineers in connection with our research and development efforts related to new product development during 2003. Our recent quarterly and annual operating results have fluctuated, and will continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are not within our control:

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

We currently buy certain key components, including optical pick-ups, motors, central processing units and certain other integrated circuits from a limited number of suppliers including, Zoran, Mediatech, and Hitachi. We anticipate that these suppliers will manufacture sufficient quantities of these key components to meet our production requirements. If these suppliers fail to satisfy our requirements on a timely basis and at competitive prices, we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could seriously harm our operating results. Any constraints on worldwide manufacturing capacity of these key components may affect our ability to obtain adequate supplies from these manufacturers. In certain instances, we have failed to meet the demand for our products or the scheduled shipment dates due to our inability to obtain a sufficient supply of certain key components from our suppliers. The suppliers with which we currently are working with, together with any additional supplier at which capacity might be obtained, may not be willing or able to satisfy all of our manufacturing requirements on a timely basis at favorable prices. In addition, we have encountered delays in qualifying new products and increasing new product production and could experience these delays in the future. We are also subject to the risks of service disruptions, raw material shortages and price increases by our suppliers. Such disruptions, shortages and price increases could seriously harm our operating results.

If we are unable to increase our manufacturing capacity, we may not achieve our planned growth.

Notwithstanding our recent expansion efforts, in order to grow, we need to increase our present manufacturing capacity. Events that we have not foreseen could arise which would limit our manufacturing capacity. In addition, if we cannot satisfactorily increase our manufacturing capacity, our ability to grow will be severely impaired and this may harm our operating results.

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

During the last three years, a substantial amount of revenues have been generated by the DVD product line, which is central to our growth strategy. The market for this line of products has experienced intense competition and is highly price sensitive. The average unit selling price for our DVD loader products has decreased and we expect it to continue to decrease in the foreseeable future. Unless we obtain an equally reduced cost of revenues, our gross margins will continue to decline. Successful development and commercialization of new products is essential to our growth and future profitability. While we are currently developing and introducing new products in this product line, we cannot assure you that these products will reach the market in a timely manner, satisfactorily address customer needs, be sold in high volume, or be sold at profitable margins. In addition, we expect to generate losses as we invest heavily in R&D personnel and engineers during 2003.

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

We compete with major international electronics companies, many of which have substantially greater financial, technical, marketing, distribution, and other resources than we do. Many of our competitors have their own facilities for the production of semiconductor components and have been active in increasing their market shares and their capacity for the production of competing products. Our DVD products presently account for substantially all of our revenues. Our competitors or potential competitors include Hitachi, Toshiba, Sony, Pioneer, Teac, Sanyo, Samsung, Philips, LG, and many others. Some of our competitors or potential competitors are also suppliers of key components for some of our products. In these cases, our competitors may have divisions making competing DVD products that have access to some of our proprietary information through the divisions supplying components to us, or exert influence on the parts supplying divisions in ways that may adversely affect our parts supply. These actions would adversely affect our competitiveness and sales. Competition may also come from alternative technologies being developed by these companies.

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

We rely on a combination of patent, trade secrets, copyright and mask work production laws and rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries, such as China and South Korea, where the laws may not protect our proprietary rights as fully as in the United States. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation. We have acquired ownership or license to a number of patents or patent applications related to our products. However, we cannot assure you that any pending patent application will be granted, or that such patents will provide adequate protection for our intellectual property. Since our competitors may design around our patents or otherwise independently develop competing technology, our operating results would be seriously harmed by the failure to protect our intellectual property.

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

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the recent economic slowdown in the United States, many industries are delaying or reducing technology purchases. The impact of this slowdown on us is difficult to predict, but it may result in reductions in purchases of products by our end-user customers, longer sales cycles and increased price competition. As a result, if the current economic slowdown continues or worsens, we may fall short of our revenue expectations for any given quarter in 2003 or for the entire year.

Our business may suffer due to risks associated with international sales and operations.

Sales of products overseas accounted for 90.8%, 99.7%, 98.1% and 99.0% of our revenues in the fiscal year ended March 31, 2000, the nine-month period ended December 31, 2000, the fiscal year ended December 31, 2001 and the fiscal year ended December 31, 2002, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

  difficulties in complying with foreign regulatory requirements and standards;

  tariffs and other trade barriers relating to cross border transactions;

  costs and risks of localizing products for foreign countries;

  longer accounts receivable payment cycles from customers located in foreign countries;

  potentially adverse tax consequences resulting from changes in international tax regulations;

  limits on repatriation of earnings from our foreign operations; and

  limited ability to effect quality-control measures associated with our foreign operations.

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

We may encounter significant difficulties in understanding local business practices that may require additional expenditures.

As a substantial portion of our operations are located in Asia and subject to foreign laws and regulations, our operations in Asia may be adversely affected by changes in local laws and regulations, such as those relating to accounting practices, taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. Local governments may impose new, stricter regulations or interpretations of existing regulations, which would require additional expenditures. Asian economies may also differ in terms of structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency and rate of inflation, among others. As a result, we may encounter significant difficulties in understanding and addressing local business practices that may require us to incur additional expenses in connection with our international operations.

Because a small number of customers have accounted for, and are likely to continue to account for, a substantial portion of our revenues, our revenues could decline due to the loss of one of these customers.

Products sold to our top five customers accounted for approximately 47% of our revenues during the year ended December 31, 2002. Products sold to our top 10 customers accounted for approximately 75% 88% and 67% of our revenues during the nine-month period ended December 31, 2000, the fiscal year ended December 31, 2001, and the fiscal year ended December 31, 2002, respectively. In the fiscal year ended December 31, 2002, Vestel accounted for 23% of our revenue. In the fiscal year ended December 31, 2001, SIIG accounted for about 37% of our revenue. In the fiscal year ended March 31, 2000, Hyundai accounted for about 36% of our revenue. In the nine-month period ended December 31, 2000, Hyundai accounted for about 42% of our revenue. No other customers accounted for more than 10% of our revenues during these three periods. If we were to lose any of these customers or experience any substantial reduction in orders from these customers, our revenues and operating results would suffer.

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

To permit the growth of our business operations in the future, we need to expand our production capacity and bring new products to market, which will likely require significant working capital. We have established credit facilities with certain Korean banks with a total borrowing limit of about $52 million as of December 31, 2002. We have also formed alliances with state-run businesses in China, which have committed to substantial amounts of trade credit and financing for production in China under certain terms. However, there is no assurance that these credit facilities will always be available. We may also need to sell shares of our common stock or seek additional borrowings or outside capital infusions in the future. We cannot assure you that such financing options will be available on terms acceptable to us, if at all, and at the time and place that we need them. In addition, if we issue shares of our common stock, our shareholders will experience dilution with respect to their investment.

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

The price of our common stock is likely to be volatile.

Our stock has closed at prices ranging from a high of $6.23 on December 11, 2001 to a low of $1.08 on June 24, 2002. If our revenues do not grow or grow more slowly than we anticipate, or if operating or capital expenditures exceed our expectations or cannot be adjusted accordingly, the market price of our common stock could be materially and adversely affected. In addition, the market price of our common stock has been in the past and could in the future be materially and adversely affected for reasons unrelated to our specific business or results of operations. General market price declines or volatility in the future could adversely affect the price of our common stock. In addition, short-term trading strategies of certain investors can also have a significant effect on the price of specific securities.

The exercise of warrants or options may depress our stock price.

There are a significant number of warrants and options to purchase our common stock outstanding. Holders may sell the common stock acquired upon exercise of the warrants and options at a market price that exceeds the exercise price of the warrants and options paid by the holders. Sales of a substantial number of shares of common stock in the public market by holders of warrants or options may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities.

We do not expect to pay dividends.

We have never paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings for funding growth and therefore, do not expect to pay any dividends on our common stock in the foreseeable future. Therefore, you may not receive any return on an investment in our common in the form of dividends.

Provisions of our corporate charter documents could delay or prevent a change of control.

Our Certificate of Incorporation grants our board of directors the authority to determine the relative rights and preferences of our preferred stock and gives the board the authority to issue such shares, all without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our company's assets upon liquidation, the right to special voting privileges, the right to receive dividends before dividends would be declared upon the common stock and the right to redemption of such shares, together with a premium, prior to the redemption of common stock. Our common stockholders have no redemption rights. The ability of the board to issue large blocks of preferred stock could have a potential anti-takeover effect, and the issuance of preferred stock in accordance with such authority may delay or prevent a change of control of our company.

RISKS RELATED TO OUR INDUSTRY

The selling prices for our products are very volatile and subject to industry-wide fluctuations. Our success is dependent on the growth and strength of the PC market and the DVD video market.

With a focus on the DVD product line, most of our revenues in the last three years were generated from DVD products. Most of our new products currently being developed are in the DVD product line, particularly DVD loaders. The sales of our DVD loaders are related to the markets for DVD video discs and DVD video players. If we experience an unforeseen downturn in the markets for DVD video discs and DVD video players or a global over-supply in the production of DVD loaders, our results of operations from our DVD loaders business will be adversely affected. Our business could be harmed by such industry-wide fluctuations in the future.

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

There is seasonality in our business.

Sales of our products in the computer peripherals market and consumer electronics market are subject to seasonality. Seasonal purchasing patterns generally lead to higher sales occurring in the second half of each calendar year although there may be a sharp decline of sales near the Christmas and New Year's holidays. Sales to China and certain other Asian regions may also decline near the lunar New Year's holidays in January or February.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investments consist primarily of commercial paper and certificates of deposits. Due to the nature of our investments, we believe that there is no material risk exposure. Cash equivalents and short-term investment are carried at cost, which approximated market value, and investments in marketable debt securities are carried at amortized cost, which approximates market value.

Foreign Currency Risk

We develop products in the United States, Korea and China and market our products in North America and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are primarily in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

Item 8. Financial Statements and Supplementary Data

The financial statements required pursuant to this item are included in Part IV, Item 15 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to Directors is included under the caption "Proposal One-Election of Directors" in the Proxy Statement for the 2003 Annual Meeting to be held on June 27, 2003 (the "2003 Proxy Statement") and is incorporated herein by reference. Information with respect to Executive Officers is included under the caption "Executive Officers" in Part I hereof after Item 4.

Information regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2003 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included under the caption "Proposal One - Election of Directors - Director Compensation" and "Executive Officer Compensation" in the 2003 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under the caption "Security Ownership of Principal Stockholders and Management" in the 2003 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included under the caption "Transactions with Management" in the 2003 Proxy Statement and is incorporated herein by reference.

Item 14. Controls and Procedures

a.     Evaluation of disclosure controls and procedures.

Within 90 days prior to the filing date of this Annual Report on Form 10-K (the "Evaluation Date"), we evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

b.      Changes in internal controls.

Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements:

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

3. Exhibits

See Item 14(c) below.

(b) Reports on Form 8-K

[Form 8-K ]

(c) Exhibits

See Exhibit Index.

DIGITAL VIDEO SYSTEMS, INC.

Index To Consolidated Financial Statements

REPORT OF BURR, PILGER & MAYER LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Digital Video Systems, Inc.

We have audited the accompanying consolidated balance sheets of Digital Video Systems, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2002, December 31, 2001, and the nine months ended December 31, 2000. Our audit also included the financial statement schedule listed at Item 14(a)(2). The consolidated financial statements and schedule are the responsibility of the Digital Video Systems, Inc. management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Video Systems, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the year ended December 31, 2002, December 31, 2001, and nine months ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Burr, Pilger & Mayer LLP

Palo Alto, California
April 4, 2003

DIGITAL VIDEO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$ 12,330	$10,145
Restricted cash	5,908	3,236
Accounts receivable, less allowance for doubtful accounts of $127 and $320 for 2002 and 2001, respectively	10,749	2,135
Inventories	25,758	11,886
Marketable debt securities	427	769
Prepaid expenses and other current assets	3,402	4,747
Note receivable - related party	884	1,974
Total current assets	59,458	34,892
Property and equipment, net of depreciation	11,067	9,715
Intangibles	587	1,013
Other assets	315	16
Total assets	$ 71,427	$ 45,636
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$26,086	$16,500
Current portion of long term debt	192	172
Notes payable	4,223	1,757
Notes payable - related party	-	77
Accounts payable	13,592	3,740
Accounts payable - related party	434	2,136
Other payable	234	1,631
Accrued liabilities	3,325	3,883
Total current liabilities	48,086	29,896
Long-term liabilities-long term debt	96	264
Other long term liabilities	-	1,488
Total liabilities	48,182	31,648
Minority interest	13,434	4,877
Stockholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2002 and December 31, 2001	-	-
Common stock, $0.0001 par value, 30,000,000 shares authorized; 6,183,555 and 5,899,252 shares issued and outstanding at December 31, 2002 and 2001, respectively	1	1
Additional paid-in capital	73,334	71,350
Accumulated deficit	(64,961)	(61,970)
Accumulated other comprehensive (loss) income	1,457	(210)
Deferred compensation	(20)	(60)
Total stockholders' equity	9,811	9,111
Total liabilities and stockholders' equity	$ 71,427	$ 45,636

The accompanying notes are an integral part of these financial statements.

DIGITAL VIDEO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
	Year Ended December 31,	Year Ended December 31,	Nine Months Ended December 31,
	2002	2001	2000
Net revenue	$157,214	$159,871	$73,103
Cost of revenue	145,929	145,795	62,993
Gross profit	11,285	14,076	10,110
Operating expenses:
Research and development	3,043	2,503	2,493
Sales and marketing	2,907	2,173	1,902
General and administrative	7,054	7,612	3,467
Total operating expenses	13,004	12,288	7,862
(Loss) income from operations	(1,719)	1,788	2,248
Other income (expenses):
Interest expense	(2,050)	(1,155)	(453)
Other (expense) income	(213)	1,274	347
(Loss) gain on disposal of fixed assets	-	(12)	84
(Loss) income before minority interest and income tax provision	(3,982)	1,895	2,226
(Benefit from) provision for income taxes	(33)	722	376
(Loss) income before minority interest	(3,949)	1,173	1,850
Net minority interest income (loss)	958	(305)	(702)
Net (loss) income	$ (2,991)	$ 868	$ 1,148
Basic net (loss) income per share	$ (0.50)	$ 0.16	$ 0.25
Diluted net (loss) income per share	$ (0.50)	$ 0.14	$ 0.21

The accompanying notes are an integral part of these financial statements.

DIGITAL VIDEO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except shares)
			Additional			Accumulated
			Paid-in Capital			Other
	Common Stock		Preferred	Common	Accumulated	Comprehensive	Deferred
	Shares	Amount	Stock	Stock	Deficit	Income (Expense)	Compensation	Total
Balance at March 31, 2000	5,646,905	$ 1	-	$ 68,088	$ (63,986)	$ 1,802	$ (305)	$ 5,600
Comprehensive Income:
Net income	-	-	-	-	1,148	-	-	1,148
Translation adjustment	-	-	-	-	-	(1,171)	-	(1,171)
Comprehensive Income:								(23)
Exercise of common stock options	16,069	-	-	118	-	-	-	118
Conversion of promissory notes to common stock	160,748	-	-	680	-	-	-	680
Issuance of common stock	57,854	-	-	160	-	-	-	160
Amortization of deferred compensation	-	-	-	(153)	-	-	174	21
Issuance of common stock in settlement of legal obligations	122,041	-	-	73	-	-	-	73
Issuance of warrants in settlement of legal obligations	-	-	-	54	-	-	-	54
Balance at December 31, 2000	6,003,617	$ 1	-	$ 69,020	$ (62,838)	$ 631	$ (131)	$ 6,683
Comprehensive Income:
Net income	-	-	-	-	868	-	-	868
Translation adjustment	-	-	-	-	-	(841)	-	(841)
Comprehensive Income:								27
Exercise of common stock options	77,922	-	-	300	-	-	-	300
Issuance of common stock	723,362	-	-	1,450	-	-	-	1,450
Amortization of deferred compensation	-	-	-	-	-	-	71	71
Issuance of warrants for legal services	-	-	-	56	-	-	-	56
Issuance of common stock for services and in settlement of legal obligations	210,492	-	-	524	-	-	-	524
Escrow stock returned to capital	(1,116,141)	-	-	-	-	-	-	-
Balance at December 31, 2001	5,899,252	$ 1	-	$ 71,350	$ (61,970)	$ (210)	$ (60)	$ 9,111
Comprehensive Income:
Net loss	-	-	-	-	(2,991)	-	-	(2,991)
Translation adjustment	-	-	-	-	-	1,667	-	1,667
Comprehensive (Loss):								(1,324)
Exercise of common stock options	50,000	-	-	166	-	-	-	166
Issuance of common stock	30,000	-	-	45	-	-	-	45
Amortization of deferred compensation	-	-	-		-	-	40	40
Gain on sale of subsidiary common stock	-	-	-	1,177	-	-	-	1,177
Issuance of common stock in settlement of service provided	144,303	-	-	424	-	-	-	424
Issuance of common stock in settlement of accounts payable	60,000	-	-	172	-	-	-	172
Balance at December 31, 2002	6,183,555	$ 1	-	$ 73,334	$ (64,961)	$ 1,457	$ (20)	$ 9,811

The accompanying notes are an integral part of these financial statements.

DIGITAL VIDEO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,	Year Ended December 31,	Nine Months Ended December 31,
	2002	2001	2000
Operating activities:
Net (loss) income	$(2,991)	$ 868	$1,148
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest	(958)	305	702
Depreciation	2,344	758	680
Amortization	251	453	303
Impairment of goodwill	175	-	-
Loss (gain) on disposal of fixed assets	-	12	(84)
Stock and warrants issued for expenses	424	580	76
Amortization of deferred compensation	40	-	-
Changes in operating assets and liabilities:
Accounts receivable	(8,614)	768	(1,028)
Inventories	(13,872)	(1,836)	(5,281)
Prepaid expenses and other current assets	1,101	(1,751)	(2,042)
Other assets	(48)	2,782	(170)
Accounts payable	10,024	(2,189)	411
Accounts payable - related party	(1,702)	2,136	-
Accrued liabilities	(558)	1,676	101
Other payable	1,397	1,492	374
Other long-term liabilities	(1,488)	-	-
Net cash (used in) provided by operating activities	(17,269)	6,054	(4,810)
Investing activities:
Write down of notes receivable - related party	1,090	-	-
Maturities (purchase) of marketable debt securities	342	(769)	-
Acquisition of property and equipment	(3,696)	(8,479)	(816)
Increase in restricted cash	(2,672)	(82)	(1,133)
Investment in Shanghai joint venture	-	-	(324)
Net cash used in investing activities	(4,936)	(9,330)	(2,273)
Financing activities:
Investment by minority interest in China Joint Venture	-	3,195	-
Proceeds from the sale of common shares	45	1,450	160
Proceeds from the exercise of stock options	166	300	118
Proceeds from line of credit borrowing	9,586	5,336	22,168
Repayment of capital lease obligation	-	-	(356)
Repayment of bank borrowings	(148)	(105)	(16,562)
Proceeds from repayment of note receivable	-	289	-
Proceeds from sale of subsidiary stock	10,685	-	-
Repayment of notes payable	-	(69)	(934)
Proceeds from issuance of notes payable	2,389	1,834	1,433
Net cash provided by financing activities	22,723	12,230	6,027
Effect of exchange rate changes	1,667	(841)	(1,171)
Net increase (decrease) in cash and cash equivalents	2,185	8,113	(2,227)
Cash and cash equivalents at the beginning of year	10,145	2,032	4,259
	$ 12,330	$ 10,145	$ 2,032

The accompanying notes are an integral part of these financial statements.

DIGITAL VIDEO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(in thousands)
	Year Ended December 31,	Year Ended December 31,	Nine Months Ended December 31,
	2002	2001	2000
Supplemental disclosures:
Interest paid	$ 1,999	$ 1,199	$ 413
Taxes paid	$ 516	$ 244	$ 54
Supplemental disclosure of non-cash transaction:
Conversion of notes payable to common stock	$ -	$ -	$ 680
Offset of notes payable and note receivable-related party	$ -	$ 289	$ 319
Issuance of common stock in payment of accounts payable	$ 172	$ -	$ -
Issuance of common stock and warrants for legal settlements	$ -	$ 580	$ 73
Issuance of common stock for service provided	$ 424	$ -	$ -

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

  A significant portion of the Company's operations is based outside of the United States, principally in South Korea and China. As a result, the Company must comply with a wide variety of foreign laws and regulations. In particular, the Company may be materially adversely affected by changes in the political, social and economic conditions in these countries, and by changes in government policies with respect to such matters as laws and regulations, methods to address inflation, currency conversion and restrictions and rates and methods of taxation. During 2000 the Company changed its fiscal year end to December 31 from March 31. (See comparative unaudited financial information for the nine-month period ended December 31, 1999 in note 23).

  Financial Results and Liquidity

  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the Unites States of America, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $65.0 million. The financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

  The Company experienced a reduction in gross margin during the year ended December 31, 2002 due to increased pricing pressure from competition. The Company expects during the year end December 31, 2003 to experience continued pricing pressure as competition becomes more intense. To partially offset the impact, the Company has taken steps to lower costs and expenses which include controls related to purchasing and engineering efforts.

  Additionally, the Company is involved in several outstanding legal matters discussed in note 20, an unfavorable outcome from one or more of these matters could result in a material adverse effect upon the Company's financial position and results of operations.

  Funding is needed to discharge the Company's liabilities from the current and prior years in which substantial operating losses were incurred and to meet the operating obligations of the U.S. based headquarters and other operations. During the coming year the Company plans to meet these operating needs by raising additional working capital and receiving management fees from its Korean Subsidiary (DVS Korea). During September 2002, DVS Korea raised $10.7 million in proceeds from the sale of its stock. Management believes that these funds will be sufficient to meet the working capital of DVS Korea and the China Joint Venture (SFDT) in the coming year.

  Basis of Presentation

  The accompanying consolidated financial statements of DVS include the accounts of the Company, its subsidiaries and its majority owned and controlled corporate joint venture in China. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented.

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

  Cash and Equivalents and Short-term Investments

  Cash and cash equivalents include money market accounts and highly liquid debt instruments with a remaining maturity of three months or less at the date of purchase. Restricted cash of $5,908 represented by passbook accounts and time deposits for DVS Korea and are used for collateral related to borrowings and other required deposits.

  As of December 31, 2002 and 2001, the estimated fair value of the cash equivalents and short-term investments consisted of cash and money market funds in the amount of $18,238 and $13,381, respectively.

  Investment in Marketable Debt Securities

  The Company classifies its investments in marketable debt securities as "held to maturity securities" in accordance with SFAS 115. These securities are recorded at amortized costs. Total investment in marketable debt securities is $427 and $769 as of December 31, 2002 and 2001, respectively.

  Revenue Recognition

  Net revenues include product and component sales. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. These criteria are met at the time the product is shipped to the customer. Shipping terms are freight on board shipping point. Returns and discounts on sales are deducted from revenue upon issuance of a credit memo. Returns for products under warranty are repaired and returned to the customer at the Company's cost. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. The Company had a warranty reserve of $130,000 at December 31, 2002.

  Shipping and Handling Costs

  Shipping and handling costs are included in sales and marketing as an operating expense. For the year ended December 31, 2002, 2001 and and the nine months ended December 31, 2000 these costs were $914, $581 and $305, respectively.

  Advertising Expense

  Advertising expenditures are charged to operations as incurred and total $126, $147, and $15 in the twelve months ending December 31, 2002, December 31, 2001 and nine months ending December 31, 2000, respectively.

  Accounting for Stock-Based Compensation

  The Company has stock-based employee compensation plans, which are described more fully in Note 15. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations.

  The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,		Nine Months Ended December 31,
	2002	2001	2000
Reported net (loss) income	$ (2,991)	$ 868	$ 1,148
Add: Stock-based compensation, as reported	40	71	174
Deduct: Total stock-based compensation determined under fair value based method for all awards	(589)	(445)	(215)
Adjusted net (loss) income, fair value method for all stock-based awards	$ (3,540)	$ 494	$ 1,107
Basic (loss) income per share - as reported $$	$ (0.50)	$ 0.16	$ 0.25
Diluted (loss) income per share - as reported $$	$ (0.50)	$ 0.14	$ 0.21
Basic (loss) income per share - SFAS No. 123 adjusted $$	$ (0.59)	$ 0.09	$ 0.24
Diluted (loss) income per share - SFAS No. 123 adjusted $$	$ (0.59)	$ 0.08	$ 0.20

  The fair value for each option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Year Ended December 31,		Nine Months Ended December 31,
	2002	2001	2000
Average risk-free interest rates	2.97%	5.98%	5.98%
Average expected life (in years)	2.0	2.0	2.0
Volatility $$	109% - 125%	126%	126%

  The weighted average fair value of stock awards (including restricted stock units granted in 2002) granted during 2002, 2001 and the nine months ended 2000 was $0.90, $2.88, and $2.52, respectively.

  Inventories

  Inventories are stated at the lower of cost (moving average method) or market. The Company has recorded valuation reserves against inventory of $410 and $328 as of December 31, 2002 and 2001, respectively.

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

  Recent Accounting Pronouncements

  In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial position or results of operations.

  In June 2002, the Financial Accounting Standards Board issued No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the timing and amount of costs recognized as a result of restructuring and similar activities. The Company will apply SFAS No. 146 to activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's consolidated statements of income or financial position.

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends SFAS No. 123, "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The Company follows APB 25 in accounting for employee stock options. The disclosure provisions of SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

  In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which requires a guarantor to recognize and measure certain types of guarantees at fair value. In addition, Interpretation No. 45 requires the guarantor to make new disclosures for these guarantees and other types of guarantees that are not subject to the initial recognition and initial measurement provisions. The disclosure requirements are effective for financial statements for interim or annual periods ended after December 15, 2002, while the recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is in the process of evaluating the impact the initial recognition and initial measurement provisions will have on its consolidated financial position and results of operations.

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

  Inventories

  Inventories consisted of the following at December 31, 2002 and 2001:

	2002	2001
Raw materials	$ 9,718	$ 3,772
Work-in-process	8,220	6,464
Finished goods	8,230	1,978
Total inventories	26,168	12,214
Less inventory reserves	(410)	(328)
Net inventories	$ 25,758	$ 11,886

  Property and Equipment

  Property and equipment consisted of the following at December 31, 2002 and 2001:

	2002	2001
Building and leasehold improvements	$ 5,143	$ 6,193
Machinery and computer equipment	10,126	5,424
Furniture and fixtures	717	674
Total property and equipment	15,987	12,291
Accumulated depreciation	(4,920)	(2,576)
Net property and equipment	$ 11,067	$ 9,715

  Depreciation expense totaled $2,344, $758, and $680 for the year ended December 31, 2002, December 31, 2001 and the nine months ending December 31, 2000, respectively.

  Intangible Assets

  Intangible assets consisted of the following at December 31, 2002 and 2001:

	2002	2001
Goodwill	$ -	$ 655
Intangible assets of acquired businesses	2,400	2,400
Total intangible assets	2,400	3,055
Less: accumulated amortization	(1,813)	(2,042)
	$ 587	$ 1,013

  Amortization expense totaled $251, $453 and $303 for the year ended December 31, 2002, December 31, 2001 and the nine months ending December 31, 2000.

  In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with an indefinite life are not amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The amortization period of intangible assets with finite lives will no longer be limited to forty years. This statement had the effect of reducing to zero the Company's amortization of goodwill effective January 1, 2002.

  As of December 31, 2002, the company recognized an impairment charge of $175 for the remaining book value of goodwill.

  The transitional disclosures required under FAS 142 are as follows:

(in thousands, except per share amounts)	Year Ended December 31,		Nine Months Ended December 31,
	2002	2001	2000
Reported net (loss) income	$ (2,991)	$ 868	$ 1,148
Addback: Amortization of goodwill, net of income taxes	-	131	98
Adjusted net (loss) income	$ (2,991)	$ 999	$ 1,246

Reported (loss) income - basic	$ (0.50)	$ 0.16	$ 0.25
Addback: Amortization of goodwill, net of income taxes	-	0.02	0.02
Adjusted net (loss) income - basic	$ (0.50)	$ 0.18	$ 0.27

Reported (loss) income - diluted	$ (0.50)	$ 0.14	$ 0.21
Addback: Amortization of goodwill, net of income taxes	-	0.02	0.02
Adjusted net (loss) income - diluted	$ (0.50)	$ 0.16	$ 0.23

  Intangible assets will be amortized on a straight-line basis over their estimated useful lives of three to seven years. The intangibles-developed technology acquired was determined during fiscal year March 31, 2000 to provide future product developments in the coming years. Thus, the estimated useful life of the amortization period was changed effective July 1, 1999 from three to seven years. The aggregate amortization expense of intangibles - developed technology over the succeeding five fiscal years is as follows:

Amount
2003	$ 251
2004	251
2005	85
Total	$ 587

  Note Receivable-Related Party

  On September 30, 1999, the Company entered into an Asset Purchase and Option Agreement (the "Agreement") with OPLI, a related party. Pursuant to the Agreement, the Company sold the assets used in its digital video business, which are comprised of the ad insertion business and the video on demand businesses (the "Purchased Assets") to OPLI.

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

  At December 31, 2001, the OPLI note receivable outstanding was at $1,974 and was in default. Payment in arrears totaled $1.0 million. The shares of the Company's common stock purchased in 1998 plus the assets acquired, giving rise to the note receivable, have been pledged and secured. Some shares of common stock of OPLI shareholders pledged are in the possession of the Company and at December 31, 2001 had a market value that equals approximately the outstanding balance due on the note receivable.

  DVS provided OPLI with Notice of Default on October 2, 2002. OPLI failed to cure its default under the note within 10 days of the Notice. On October 17, 2002, the Company gave Notice to OPLI declaring all amounts due under the promissory note. At this time, the Company is considering further legal action against OPLI and its shareholders to recover all remaining claims including all legal costs incurred.

  During February 2003, the market value of common stock of OPLI shareholders held by the Company have a market value of $884 resulting in an adjustment to the reserve requirement of $1,090. The total reserve at December 31, 2002 is $1,090.

  Line of Credit

  The Company has lines of credit with several Korean banks during the year ended December 31, 2002, with borrowing limits varying from $2,416 to $16,426. The total borrowing limit as of December 31, 2002 was $52,320. Borrowings under these lines of credit incur interest at rates between 0.38% to 12%, and are guaranteed up to $2,676 by The Korea Technology Guarantee Trust Fund and the Korea Credit Guarantee fund. The expiration date for these lines of credit are between March and October 2003. Cash and cash equivalent deposits of approximately $5,908 are restricted as collateral for lines of credit.

  The provisions of these lines of credit contain no covenants related to the maintenance of working capital or other financial ratios. As of December 31, 2002, the Company owed a total of $26,086 on the lines of credit.

  Notes Payable

  The Company has a note payable of $4,220 and $1,757 for the year ended December 31, 2002 and 2001 respectively from Shanghai Bank. This note bears interest rate of 6% and is secured by the joint venture building in China. The note requires that the Company maintain certain minimum inventory levels as collateral for the loan. Other notes payable of $3 at December 31, 2002 bear interest at a rate of 10% per annum.

  Notes Payable - Related Party

  The Company has an unsecured note payable at December 31, 2001 of $77 from M. Tek Ung. This note bears interest at 10%. The note was repaid during 2002.

  Long-term Debt

  Long-term debt at December 31, 2002 and 2001 consisted of the following:

	2002	2001
Unsecured note payable due to Hanvit Bank, with interest rate of 6%, due on June 15, 2004	$ 288	$ 436
Less current portion	(192)	(172)
Total long-term debt	$ 96	$ 264

  Repayments of long-term borrowings for:

Amount
2003	$ 192
2004	96
Total	$ 288

  Commitments

  Lease Commitments

  The Company leases its facilities and certain office equipment under non-cancelable leases that require the Company to pay operating costs, including property taxes, insurance and maintenance. Future minimum lease payments under these operating leases at December 31, 2002 are as follows:

Amount
2003	$ 276
2004	31
Thereafter	-
$ 307

  Rent expense charged to operations was approximately $661, $481 and $381 for the year ended December 31, 2002, December 31, 2001 and nine months ended December 31, 2000, respectively.

  Minority Interest

  During the year ended December 31, 2001, the Company increased its investment in DVS Korea by acquiring an additional 127,000 shares, raising its ownership in DVS Korea to 82%. Subsequently employees of DVS Korea were issued 121,000 shares in satisfaction of outstanding loans to the Company, thereby reducing the Company's ownership in DVS Korea to 74.6%. In September 2002, DVS Korea went public on the KOSDAQ Exchange issuing 6,000,000 of its common stock to the Korean public and reducing the Company's ownership in DVS Korea to 51.4%. At December 31, 2002, the Company also held a 10% ownership interest in a Joint Venture in China (see note 18) with DVS Korea holding a 51% interest and the remaining 39% held by the Chinese partner. The Company's minority interest liability increased significantly during September 2002 for the reduction of its ownership interest in DVS Korea as a result of the $10.7 million from its initial public offerings. The sale of the 23.2% interest in DVS Korea resulted in a gain from the sale of subsidiary common stock of $1,177 which has been reflected in additional paid-in capital at December 31, 2002.

  Income Taxes

  The components of income (loss) before provision for income taxes were as follows:

	Year Ended December 31,	Year Ended December 31,	Nine Months Ended December 31,
	2002	2001	2000

Domestic	$(2,518)	$(1,728)	$(1,234)
Foreign	(506)	3,318	2,758
Total	$ (3,024)	$ 1,590	$ 1,524

  The provision for income taxes in the year ended December 31, 2002 was comprised of state taxes of $27 and foreign taxes credit of $60. The provision for income taxes for the year ended December 31, 2001 was comprised of states taxes of $60 and foreign taxes amounting to $662. The provision for taxes for the nine months ended December 31, 2000 was comprised of state taxes of $20 and foreign taxes of $356.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$ 10,248	$ 17,469
Reserves and other accrued expenses deductible for taxes not on books	(209)	876
Depreciation timing differences	(109)	(214)
Total deferred assets	9,930	18,131
Valuation allowance for deferred tax assets	(9,930)	(18,131)
Net deferred tax assets	$ -	$ -

  The decrease in valuation allowance for deferred taxes for the year ended December 31, 2002 was $8,201. The increase in valuation allowance for deferred taxes for the year ended December 31, 2001, and the nine months ended December 31, 2000 was $2,771 and $354, respectively.

  The Company has federal net operating loss carryforwards as of December 31, 2002 of approximately $28.3 million expiring at various dates through 2022 and $5.0 million state net operating loss carryforwards net of limitations expiring as follows:

Expiration Date	Federal	California
2002	$ -	$ 954
2003	-	954
2004	-	459
2009	552	-
2010	2,811	-
2011	1,324	-
2012	5,808	2,654
2013	954	-
2019	5,724	-
2020	5,131	-
2021	4,819	-
2022	1,163	-
	$ 28,286	$ 5,021

  Due to the "change in ownership" provisions of the Internal Revenue Code, the availability of the Company's net operating loss and credit carryforwards may be subject to an annual limitation in future periods. Such a change could substantially limit the eventual tax utilization of these carryforwards. After analyzing the "change in ownership" provisions of the Internal Revenue Code, Code Section 382, during 2002 the availability of the Company's net operating loss has been limited in future periods. Due to a "change in control", it is estimated that approximately $24.8 million federal net operating loss and $4.1 million state net operating loss forward have been lost.

  Under Korean tax regulations the Company's Korean subsidiary is allowed a foreign investment exemption, currently 51.4% of taxable income, for 7 years from the taxable year after the year in which the Korean subsidiary first recognize taxable income, which was fiscal 2000. The Korean subsidiary is then allowed an additional three-year exemption at 50% of its foreign investment ratio. The aggregate dollar value of the Company's tax holiday for the Company's Korean subsidiary foreign tax exemption is $2.0 and $0.9 million dollars for the year ended December 31, 2001 and nine months ended December 31, 2000, respectively. The impact of the tax holiday on basic earnings per share is $0.38 and $0.20 per share, respectively, for the year ended December 31, 2000 and nine months ended December 31, 2000. The impact of the tax holiday on fully diluted earnings per share is $0.33 and $0.17 per share, respectively, for the year ended December 31, 2001 and nine months ended December 31, 2000. The Company's Korean subsidiary had a tax loss for the year ended December 31, 2002 and as such received no benefit from the foreign tax exemption in the current year.

  Under Chinese tax regulations the Company's Chinese joint venture is entitled to two years of complete tax exemption followed by three years of 50% tax reduction, commencing from the first profit making year net of losses carried forward. The Chinese Joint Venture is in tax loss position for the year ended December 31, 2002 and 2001 and as such has received no benefit from the foreign tax exemption.

  Net Income (Loss) Per Share

  The computation of net income (loss) per share was as follows:

	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Year ended December 31, 2002:
Basic (loss)	$ (2,991)	5,979,350	$ (0.50)
Effect of dilutive stock options and warrants	-	-	-
Diluted loss	$ (2,991)	5,979,350	$ (0.50)
Year ended December 31, 2001:
Basic income	$ 868	5,336,948	$ 0.16
Effect of dilutive stock options and warrants	-	809,068	(0.02)
Diluted income	$ 868	6,146,016	$ 0.14
Nine months ended December 31, 2000:
Basic income	$ 1,148	4,658,358	$ 0.25
Effect of dilutive stock options and warrants	-	761,004	(0.04)
Diluted income	$ 1,148	5,419,362	$ 0.21

  At December 31, 2002, December 31, 2001, and December 31, 2000, 2,583,325, 936,778 and 1,082,192 options and other warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

  Stockholders' Equity

  Common Stock

  During year 2001 the Company completed a private placement of 723,362 shares of the Company's common stock. Proceeds from the private placement were $1,700 less costs of raising capital of $250 netting the Company $1,450. Additionally, the Company issued 210,492 shares in settlement of legal obligations totaling $524. Options exercised during the year 2001 were 77,922 valued at $300.

  During year 2002 the Company completed a stock exchange of 204,303 shares for debt and services rendered. Also the Company completed a small private placement of 30,000 common shares. The invested amount was $45. Options exercised during 2002 were 50,000 shares valued at $166.

  Escrowed Securities

  As of December 31, 2000 all common shares and options to purchase common stock previously held in escrow were returned to capital at July 15, 2001. Shares returned to capital totaled 1,116,141 common shares.

  These shares were placed in escrow in 1996 through 1997 and their release was subject to certain performance criteria, not met, and any shares not released to be forfeited on July 15, 2001. No shares were released.

  Director Stocks Plan

  The Company's stock option plan for its directors provide for the granting of non-statutory stock option to each non-employee directors at an exercise price equaling 100% of market price at date of grant. Options vest 25% every six (6) months from date of grant. Each non-employee director was granted 30,000 options effective with the adoption of the 2002 Director Option Plan on May 24, 2002. Each subsequent January 1st each non-employee director who has served for at least six months will receive an additional grant of 10,000 shares. Under the 2002 Director Option Plan, options granted are exercisable over a maximum term of ten years from the date of grant and are subject to various restrictions.

  Stock Option Plans

  The Company's stock option plans provide for the granting of incentive stock options and non-statutory stock options to employees, directors and consultants at prices ranging from 100% to 110% (depending on the type of grant and the nature of the optionee) of the fair value of the common stock on the grant date as determined by the Board of Directors. Options vest ratably over two to four year period commencing as of the date of grant. The Company has authorized shares of common stock for issuance under the 1993 Stock Option Plan (the "1993 Plan"), shares of common stock for issuance under the 1996 Stock Option Plan (the "1996 Plan"), shares of common stock for issuance under the 1998 Stock Option Plan (the "1998 Plan"), and shares of common stock for issuance under 2002 Stock Plan (the "2002 Plan"). The options granted under the 1993 Plan, 1996 Plan, 1998 Plan, and 2002 Plan are exercisable over a maximum term of ten years from the date of grant, and are subject to various restrictions.

  Option activity under the 1993 Plan, 1996 Plan, 1998 Plan, and 2002 Plan was as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2000	1,094,148	4.21
Options granted	28,571	6.51
Options exercised	(16,069)	7.34
Options cancelled	(445,108)	6.76
Balance at December 31, 2000	661,542	5.18
Options granted	-	-
Options exercised	(77,922)	3.85
Options cancelled	(58,993)	4.48
Balance at December 31, 2001	524,627	5.41
Options granted	848,203	1.57
Options exercised	(50,000)	3.32
Options cancelled	(183,791)	5.59
Balance at December 31, 2002	1,139,039	2.60

  The following table summarizes information regarding stock options outstanding at December 31, 2002:

Range of Exercise Prices	Weighted Average Remaining Outstanding at December 31, 2002	Contractual Life (Years)	Average Exercise Price	Exercisable at December 31, 2002	Average Exercise Price
1.300-3.248	843,196	9.85	1.55	101,345	1.68
3.626-5.908	221,571	6.91	3.94	179,851	3.97
7.000-7.875	45,486	5.02	7.85	42,525	7.85
8.750-14.658	28,786	6.99	14.61	19,857	14.59
	1,139,039			343,578

  Other Options and Warrants

  The Board has authorized a contingent grant of options for Mali Kuo, as former chief executive officer, to purchase 250,000 shares of the Company's common stock, subject to attainment of certain financing targets for the Company. These options have an exercise price of $6.37. None of these options have been exercised to date.

  In connection with the sale of preferred stock to OPLI in 1998, the Company granted a 2 year option to purchase 428,571 shares of common stock at an exercise price of $5.25. The Board subsequently authorized an extension to January 25, 2002 for the exercise of the OPLI option. The options were not exercised and have been cancelled. Additionally, OPLI had been given the right to invest $3.5 million in the Company's common stock at an exercise price of $3.29, which right expired on January 25, 2002. The right was not exercised and has been cancelled.

  The Chief Technology Officer was granted a one (1) year option of 493,500 shares at $3.85, immediately exercisable, on December 6, 2000. This option was not exercised and has been cancelled.

  Warrants to acquire the Company's Common Stock outstanding at December 31, 2002 totaled 1,444,286. The following table sets forth the key terms of these warrants:

Date of Grant	Underlying Security	Shares Granted	Vesting of Grant	Expiration Date	Average Exercise Price	Reasons for Grant of Warrants
01/08/99	Common Stock	250,000	Closing of Financing	01/08/09	6.37	Employee Services
12/31/00	Common Stock	34,286	Immediate	12/31/03	5.25	Legal Services
04/04/01	Common Stock	250,000	Immediate	04/04/04	2.75	Raising Capital
04/04/01	Common Stock	150,000	Immediate	04/04/04	2.75	Employee Services
08/07/01	Common Stock	30,000	Immediate	08/06/04	3.05	Legal Services
05/22/02	Common Stock	250,000	Immediate	05/21/07	1.78	Board Services
07/08/02	Common Stock	450,000	Immediate	07/08/07	1.34	Board Services
07/08/02	Common Stock	30,000	Immediate	07/08/07	1.34	Future Board Services
		1,444,286			2.81

  The warrants granted in 2002 and 2001 to Board members and employees were done at prices equal to the fair market value of the stock at the date of grant and as such no compensation expense was recognized in 2002 or 2001 in accordance with APB 25 intrinsic value accounting. The warrants granted for legal services and capital raising services in connection with the issuance of common stock have been valued using the fair value at the date of grant using the Black-Scholes option pricing model. The Company has accounted for the warrants by recognizing as an expense the fair value of the warrants at the date of grant.

  Employee Stock Purchase Plan

  In September 1997, the shareholders approved 71,429 shares for distribution under the Company's employee stock purchase plan which employees may purchase shares, subject to certain limitations, at no less than 85% of the lower of the fair market value of the shares at the beginning or end of a three-month purchase period. The first enrollment period for the stock purchase plan began on April 1, 1998. As of December 31, 2002, no shares have been distributed to employees under this plan.

  Employee Benefit Plan

  During fiscal 1998, the Company implemented a 401(k) tax-deferred savings plan under which all U.S. employees may contribute up to 16% of their compensation, subject to certain Internal Revenue Service limitations. The Company has not contributed to the plan to date. The plan was discontinued effective December 13, 2001. Total plan assets at December 31, 2002 are $118 and in the process of being distributed to the participants of the plan.

  Segment Information

  The Company operates in one business segment, which includes developing, producing and marketing digital video systems and sub-assemblers and computer peripherals.

	Year Ended December 31,	Year Ended December 31,	Nine Months Ended December 31,
	2002	2001	2000
Product line:
Net sales
DVD products	$ 154,943	$ 158,091	$ 71,490
CD product	2,271	730	251
All other	-	1,050	1,362
	$ 157,214	$ 159,871	$ 73,103

  A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions could adversely effect operating results.

  Geographic information for revenues and long-lived assets for the year ended December 31, 2002, December 31, 2001 and the nine months ended December 31, 2000 are as follows:

	Year Ended December 31,	Year Ended December 31,	Nine Months Ended December 31,
	2002	2001	2000
Product line:
Net sales
Domestic	$ 1,517	$ 3,051	$ 251
Foreign	155,697	156,820	72,852
	$ 157,214	$ 159,871	$ 73,103
Identifiable assets
Domestic	$ 2,197	$ 5,707
Foreign	69,230	39,929
	$ 71,427	$ 45,636

  In the twelve months ended December 31, 2002 foreign sales to China were approximately $92 million and sales to Turkey were $37 million. In the year ended December 31, 2001 foreign sales to China were approximately $125 million. Sales to China in the nine months ended December 31, 2000 were $57 million.

  During the year ending December 31, 2002, the Company had a major customer who accounted for over 10% of sales for $36 million. In the year ended December 31, 2001, the Company had a major customer who accounted for over 10% of sales. The largest customer had sales of $68.0 million. During the nine months ended December 31, 2000, the Company had two major customers, who individually accounted for over 10% of sales. The largest customer had sales of $20.7 million and the other customer had sales of $9.3 million.

  Joint Venture

  During 2001 the Company formalized its participation in a joint venture in China. The Company's majority owned subsidiary, DVS Korea, owns 51% of the joint venture in return for investing $170 in cash, providing assembly and test equipment valued at $880 and executing a Technology Investment Exchange Agreement valued at $1,500. The Chinese partner invested $1,950 cash for a 39% ownership interest and the Company owns the remaining 10% for its investment of equipment valued at $500. The Joint Venture Agreement has been approved by all partners and by the Chinese Government. The financial statements of the joint venture have been included in the consolidated financial statements of the Company since it controls activities of the joint venture.

  Related Party Transactions

  License Agreement with Related Party

  On December 10, 2002, the Company executed an exclusive licensing agreement with Jeecom Asia, Inc. Jeecom is a mobile enterprise software developer founded by the Company's Chief Technology Officer. The Company has agreed to a development fee of $250 of which 50% was paid in January 2003 and the remainder to be paid by April 30, 2003. Royalties will be paid on product unit sales on a sliding scale based on volume sold.

  Loan Agreement with Related Party

  On October 29, 2002, DVS Korea (DVSK) agreed to loan the Company $500. The money was subsequently received on January 6, 2003. The loan is evidenced by a note payable due in six months at 10% interest per annum and is secured by the Company's common stock priced at the current market price on the date of default.

  Sales to Related Party

  During the year ended December 31, 2001, DVS Korea sold under letter of credit arrangements, $48 million of product to a partner in the joint venture.

  Accounts Payable from Related Party

  Accounts payable to SIIG, a partner in the joint venture, at December 31, 2002 and December 31, 2001 was $434 and $2,136, respectively.

  Pending Litigation

  The Company has reached final settlement agreement with the Company's former corporate counsel, Troy & Gould, on December 13, 2001 related to unpaid capital raising fees and legal costs. The Company satisfied the terms of the settlement agreement and received full satisfaction of the judgment rendered on the previously reported lawsuit by payment of the settlement amounts in the settlement agreement. The amounts due under the settlement agreement were payment of $150 in cash and issuance of 23,333 shares of company stock. The stock was issued in 2000 and $100 of cash was paid during 2001. An accrual of $50 was recorded at December 31, 2001 for amounts owed under the settlement agreement and the balance of $50 was paid during February 2002.

  On December 4, 2001, a lawsuit was filed in United States District Court, Northern District of California against DVS and certain directors, officers and employees of DVS. The plaintiffs in the foregoing action are certain investors that purchased securities from DVS in May 2001 and July 2001 in transactions not involving a public offering. The complaint relating to these transactions purports to allege claims relating to violation of state and federal securities laws, breach of fiduciary duties, breach of contract, fraud, and negligent misrepresentation. The plaintiffs seek declaratory judgment relief, compensatory damages in excess of $1,000, punitive damages, and costs of suit, including attorneys' fees. DVS has reached a settlement related to this case and the Company has accrued and reflected in general and administrative expense $465 during December 31, 2002 related to the lawsuit.

  On June 18, 2001, the Company filed a lawsuit in the Santa Clara County Superior Court against Ernst & Young, LLP, the Company's former auditors. The complaint claims professional negligence, breach of contract, breach of fiduciary duty, fraud and deceit. The case was scheduled for mediation in October 2002. Mediation has been scheduled for April 28, 2003 pending discussion between all parties. The Company is hopeful it will obtain a favorable outcome to the suit.

  On June 24, 2002, the Company filed a lawsuit in the Santa Clara County Superior Court against Mali Kuo, Michael Chen, Meng Tek Ung and Doe's 1 through 50. The complaint has been served on Mr. Chen and Ms. Kuo but the Company has not yet been able to serve the other named defendants as they are residing outside of the United States. The Company is confident it will obtain a favorable outcome to the suit. As of December 31, 2002, the Company has received Mr. Chen and Ms. Kuo's counter claim. The Company has established an accrual of $650 for wages and expenses related to prior employment of Mr. Chen and Ms Kuo which the Company believes is adequate.

  The Company has been named as a defendant in several other lawsuits in the normal course of its business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material effect on the consolidated financial statements of the Company.

  Subsequent Events

  On January 2, 2003, DVS Korea invested $505 and established a 100% wholly owned subsidiary Mobile Touch, Inc. Mobile Touch, Inc. will sell mobile business integration software and develop a smart phone with a mobile business integration solution application. On March 28, 2003, the board of directors approved DVS Korea to invest an additional investment of $477 in Mobile Touch Korea by April 30, 2003.

  On January 3, 2003, the Company formed MobileTouch, Inc. in the State of Delaware. The subsidiary is 100% owned by the Company and will be staffed to accomplish research work in digital video compressive technologies.

  As of March 24, 2003, the Company has issued 184,000 shares of common stock for settlement of legal issues, 94,700 shares to settle debt, and 250,000 shares to be held by the Company's legal counsel to be used if necessary in connection with the potential default on the DVSK note payable. (See Note 19).

  Selected Quarterly Financial Data (unaudited)

  The following tables contain selected unaudited statement of operations information for each quarter of the year ended December 31, 2002 and December 31, 2001.

	Year Ended December 31, 2002
	Fourth Quarter	Amended Third Quarter	Second Quarter	First Quarter
	(in thousands) (unaudited)
Net revenue	$ 44,032	$ 47,756	$ 42,559	$ 22,867
Gross profit	861	4,572	5,719	133
Net income (loss)	(2,040)	1,847	715	(3,513)
Basic income (loss) per share (1)	(0.34)	0.31	0.12	(0.60)
Diluted income (loss) per share (1)	(0.34)	0.31	0.12	(0.60)
Shares used in computation of basic income (loss) per share	5,979	5,889	5,889	5,869
Shares used in computation of diluted income (loss) per share	5,979	5,889	5,889	5,869

	Year Ended December 31, 2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands) (unaudited)
Net revenue	$ 56,977	$ 52,879	$ 33,583	$ 16,432
Gross profit	1,579	5,379	5,125	1,993
Net income (loss)	(190)	663	584	(189)
Basic income (loss) per share (1)	(0.04)	0.12	0.11	(0.04)
Diluted income (loss) per share (1)	(0.04)	0.09	0.10	(0.04)
Shares used in computation of basic income (loss) per share	5,337	5,548	5,051	4,833
Shares used in computation of diluted income (loss) per share	6,146	7,413	5,358	4,833

  ________

  (1) See Consolidated Statement of Operations.

	Nine Months Ended December 31, 2000
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands) (unaudited)
Net revenue	$ 25,730	$ 24,618	$ 22,755	$
Gross profit	3,780	3,755	2,575
Net income (loss)	(81)	743	486
Basic income (loss) per share (1)	(0.02)	0.16	0.11
Diluted income (loss) per share (1)	(0.02)	0.13	0.09
Shares used in computation of basic income (loss) per share	4,670	4,681	4,523
Shares used in computation of diluted income (loss) per share	5,527	5,635	5,590

  ________

  (1) See Consolidated Statement of Operations.

  Comparative Transitional Financial Information (Unaudited)

  The following contains unaudited financial information as of and for the nine months ended December 31, 1999:

Condensed Balance Sheet	December 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$ 4,169
Accounts receivable, net	1,337
Inventories	7,754
Prepaid expenses and other current assets	1,829
Total current assets	15,089
Property and equipment, net of depreciation	2,139
Investment in Shanghai	204
Notes receivable - non-current	1,782
Intangibles	1,905
Other assets	824
Total assets	$ 21,943
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 6,942
Other payable	1,012
Notes payable	4,877
Accrued liabilities	1,945
Total current liabilities	14,776
Stockholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 1999	-
Common stock, $0.0001 par value, 50,000,000 shares authorized; 5,626,869 shares issued and outstanding at December 31, 1999	3
Additional paid-in capital	70,477
Accumulated deficit	(65,328)
Accumulated other comprehensive (loss) income	2,015
Deferred compensation	-
Total stockholders' equity	7,167
Total liabilities and stockholders' equity	$ 21,943

Condensed Statement of Operations	Nine Months Ended December 31, 1999
Net revenue	$ 45,567
Cost of revenue	39,871
Gross profit	5,696
Operating expenses:
Research and development	1,705
Sales and marketing	1,652
General and administrative	2,864
Acquired in-process research and development	125
Total operating expenses	6,346
(Loss) from operations	(650)
Other income (expense), net	3,269
Net income	$ 2,619
Basic net income per share	$ 0.20
Diluted net income per share	$ 0.20

Condensed Statement of Cash Flows	Nine Months Ended December 31, 1999
Operating activities:
Net income	$ 2,619
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	629
Acquired in-process research and development	125
Changes in operating assets and liabilities:
Accounts receivable	(576)
Inventories	31
Prepaid expenses and other current assets	(605)
Accounts payable	1,502
Accrued liabilities	(1,451)
Cumulative translation	416
Net cash provide by (used in) operating activities	2,690
Investing activities:
Acquisition of property and equipment	(695)
Investment in Shanghai	(204)
Net cash used in investing activities	(899)
Financing activities:
Issuance of preferred stock	(1)
Proceeds from intangible assets	9
Proceeds from short-term loan	2,757
Issuance of notes receivable	(1,662)
Net cash provided by financing activities	1,103
Net increase in cash and cash equivalents	2,894
Cash and cash equivalents at the beginning of period	1,276
Cash and cash equivalents at the end of period	$ 4,170

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on this 15th day of April 2003.

DIGITAL VIDEO SYSTEMS, INC.

By: /s/ Douglas T. Watson
Douglas T. Watson
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Robert Baker
Robert Baker
Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Douglas T. Watson Douglas T. Watson	Chief Executive Officer and Director	April 15, 2003
/s/ Dr. Edmund Y. Sun Dr. Edmund Y. Sun	Chief Technology Officer and Director	April 15, 2003
/s/ Ande Abbott Ande Abbott	Director	April 15, 2003
/s/ Grant Jasmin Grant Jasmin	Director	April 15, 2003
/s/ Carey Fitchey Carey Fitchey	Director	April 15, 2003
/s/ John Fuller John Fuller	Director	April 15, 2003
/s/ In Baik Jeon In Baik Jeon	Director	April 15, 2003

CERTIFICATIONS

I, Douglas T. Watson, certify that:

1. I have reviewed this annual report on Form 10-K of Digital Video Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Douglas T. Watson
Douglas T. Watson
Chief Executive Officer
(Principal Executive Officer)

I, Robert Baker, certify that:

1. I have reviewed this annual report on Form 10-K of Digital Video Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Robert Baker
Robert Baker
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

DIGITAL VIDEO SYSTEMS, INC.
Schedule II
Valuation and Qualifying Accounts and Reserves

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
2002:
Allowance for doubtful accounts receivable	$ 320	$ 18	$ 211	$ 127
Warranty reserve	335	53	258	130
Deferred tax asset valuation allowance	18,131	-	8,201	9,930
Reserve for slow moving and obsolete inventory	328	82	-	410
2001:
Allowance for doubtful accounts receivable	$ 952	$ 423	$ 1,055	$ 320
Warranty reserve	128	207	-	335
Deferred tax asset valuation allowance	15,360	2,771	-	18,131
Reserve for slow moving and obsolete inventory	397	-	69	328
2000:
Allowance for doubtful accounts receivable	$ 4,259	$ 519	$ 3,826	$ 952
Warranty reserve	-	128	-	128
Deferred tax asset valuation allowance	15,006	354	-	15,360
Reserve for slow moving and obsolete inventory	1,411	-	1,014	397

EXHIBIT INDEX
Exhibit Number	Document
3.1	Amended and Restated Certificate of Incorporation of the Company.(1)
3.2	Bylaws of the Company.(1)
4.1	Specimen Common Stock Certificate.(3)
4.2

Form of Warrant Agreement (the "Warrant Agreement") by and among the Company, American Stock Transfer and Trust Company and the Underwriter (including forms of Class A and Class B Warrant certificates).(3)

4.3	Form of Underwriter's Unit Purchase Option (issued in connection with the Company's initial public offering).(1)
4.4	Warrant Agreement.(1)
4.5	Escrow Agreement dated as of April 23, 1996 among American Stock Transfer and Trust Company, the Company and Optionholders listed on Exhibit B thereto.(3)
4.6	Form of Subscription Agreement from the Bridge Financing.(2)
4.7	Escrow Agreement dated as of October 17, 1996 made by and between the Company and Dr. Edmund Y. Sun.(4)
4.8	Escrow Agreement dated as of October 17, 1996 made by and among the Company, Dr. Edmund Sun and American Stock Transfer and Trust Company.(4)
4.9	Escrow Agreement dated as of October 17, 1996 made by and among the Company, the shareholders named on the signature pages thereto and American Stock Transfer and Trust Company.(4)
4.10	Form of Amendment to the Warrant Agreement.(4)
4.11	Form of Underwriter's Unit Purchase Option.(4)
10.1	1993 Amended and Restated Stock Option Plan.(2)
10.2	Employment Agreement as of March 1, 1996 between the Company and Dr. Edmund Sun.(2)
10.3	Product Agreement made March 16, 1993 between Hyundai and the Company.(1)
10.4	Technical Assistance and License Agreement made March 16, 1993 between Hyundai and the Company.(1)
10.5	1995 Hyundai Technical Assistance and License Agreement.(1)
10.6	Consulting Agreement made as of February 1, 1996 between the Company and Intermarkt.(1)
10.7	Sublease Agreement, dated as of November 15, 1995, between the Company and McAfee Associates, Inc. (along with consent to sublease and master lease agreement).(1)
10.8	House Leasing Agreements dated August 31, 1994 and September 6, 1994 for facility in Taiwan (translated).(1)
10.9	Form of Indemnity Agreement with the Company's officers and directors.(1)
10.10	Series A Preferred Stock Purchase Agreement made as of January 21, 1994 between the Company and Hyundai.(1)
10.11	Series B Preferred Stock Purchase Agreement made as of April 1995 between the Company and Hyundai.(1)
10.12	Consulting and Employment Agreement between the Company and Robert B. Pfannkuch entered into as of March 15, 1996.(2)
10.13	Agreement and Plan of Merger dated as of October 17, 1996 by and between the Company, ViComp Technology, Inc. and the shareholders of ViComp Technology, Inc.(4)
10.14	Registration Rights Agreement dated as of October 17, 1996 by and between the Company and the shareholders of ViComp Technology, Inc. named therein.(4)
10.15	1996 Stock Option Plan.(4)
10.16	Consulting Agreement made as of September 27, 1996 between the Company and Sitrick and Company Inc.(4)
10.17	Office Lease Agreement commencing on October 15, 1996 between the Company and Paulsen Office Park.(4)
10.18	Lease, dated July 17, 1996, between the Company and Ken Yang Real Estate (Shanghai) Co. Ltd.(4)
10.19	Letter dated April 10, 1997 from Robert B. Pfannkuch to the Company regarding resignation as an Officer.(5)
10.20	Employment Agreement between the Company and Thomas R. Parkinson entered into March 28, 1997.(5)
10.21	Settlement Agreement and General Release entered into January 30, 1997 between the Company and Janis P. Gemignani.(5)
10.22	Joint Venture Agreement dated as of August 5, 1997 by and between D.V.S. H.K., a wholly-owned subsidiary of the Company, and Panyu Tian Le Electrical Appliance Manufacturing Co., Ltd. (6)
10.23	Asset Purchase Agreement dated as of July 25, 1997 by and between the Company and Arris Interactive LLC. (7)
10.24	Amendment No. 1 to Asset Purchase Agreement by and between the Company and Arris Interactive LLC dated as of August 1, 1997. (7)
10.25	Form of Escrow Agreement by and between the Company and Arris Interactive LLC. (7)
10.26	1997 Employee Stock Purchase Plan. (8)
10.27	1993 Amended and Restated Stock Option Plan. (8)
10.28	1996 Amended and Restated Stock Option Plan. (8)
10.29	Employment Agreement dated as of August 1, 1997 by and between the Company and Gary Franza. (9)
10.30	Ownership Shares Transfer Agreement by and between D.V.S. H.K., a wholly- owned subsidiary of the Company, and Panyu.(10)
10.31	Lease Agreement by and between D.V.S. H.K., a wholly-owned subsidiary of the Company, and Panyu.(10)
10.32	Form of Joint Venture Partner Substitution Agreement (superceded).(10)
10.33	Employment Agreement dated as of January 12, 1998 by and between the Company and Edward Miller.(10)
10.34	Lease Agreement by and between Digital Video Systems, Inc. and Dell Enterprises. (10)
10.35	Asset Purchase Agreement dated as May 8, 1998 by and between the Company and Hyundai Electronic Industries Company, Ltd. (11)
10.36	Amendment to Asset Purchase Agreement dated June 23, 1998 by and between the Company and Hyundai Electronic Industries Company, Ltd. (11)
10.37	Joint Venture Partner Substitution Agreement (11)
10.38	Amendment to the Asset Purchase Agreement dated March 26, 1998 by and between the Company and Arris Interactive LLC. (11)
10.39	Employment Agreement dated as of May 8, 1998 by and between the Company and Sung Hee Lee. (12)
10.40	Subscription Agreement dated June 24, 1998 by and between the Company and Dr. Edmund Sun. (12)
10.41	Investment Agreement by and between Digital Video Systems, Inc. and Oregon Power Lending Institution (13)
10.42	Convertible Promissory Note of $1,000,000 payable to Oregon Power Lending Institution dated November 12, 1998. (14)
10.43	Convertible Promissory Note of $500,000 payable to Oregon Power Lending Institution dated December 31, 1998. (14)
10.44	Convertible Promissory Note of $200,000 payable to Oregon Power Lending Institution dated January 21, 1999. (14)
10.45	Convertible Promissory Note of $100,000 payable to Oregon Power Lending Institution dated February 2, 1999. (14)
10.46	Convertible Promissory Note of $186,000 payable to Oregon Power Lending Institution dated February 3, 1999. (14)
10.47	Convertible Promissory Note of $100,000 payable to Oregon Power Lending Institution dated February 5, 1999. (14)
10.48	Convertible Promissory Note of $100,000 payable to Oregon Power Lending Institution dated February 8, 1999. (14)
10.49	Convertible Promissory Note of $433,326.40 payable to Oregon Power Lending Institution dated February 11, 1999. (14)
10.52	Lease agreement with Hyundai Capital Services dated January 28, 1999. (14)
10.53

Regarding the issuance of common stock and Series C Preferred Stock in connection with that certain investment agreement entered into with Oregon Power Lending Institution and also constituting notice of action taken without a meeting. (15)

10.54	Sublease Agreement dated as of November 17, 1998 by and among Digital Video Systems, Inc., Savoir Technology Group and Technology Park Atlanta, Inc. (17)
10.55	Lease Termination Agreement dated as of November 17, 1998 by and between Digital Video Systems, Inc and Dell Enterprises. (17)
10.56	Lease agreement dated as of December 18th, 1998 by and between Digital Video Systems, Inc. and Sun and Sun LLP. (17)
10.57	Agreement dated as of February 1999 by and among Digital Video Systems, Inc., Savoir Technology Group and Technology Park Atlanta, Inc. (17)
10.58	Employment Agreement dated as of February 18, 1999 by and between Digital Video Systems, Inc. and Mali Kuo. (17)
10.59	Finder's Agreement dated as of January 8, 1999 by and between Digital Video Systems, Inc. and Mali Kuo. (17)
10.60	Agreement dated as of April 28, 1999 by and between Digital Video Systems, Inc. and Chinapro. (17)
10.61	Agreement dated as of July 28, 1999 by and between Digital Video Systems, Inc. and Shanghai Industrial Investment (Group) Co., Ltd. (17)
10.62	Purchase and Option Agreement dated as of September 30, 1999 by and between Digital Video Systems, Inc. and Oregon Power Lending Institution. (16)
10.63	Service Agreement dated January 4, 2001 by and between DVS Korea Corporation and Dong IL.
10.64	Credit Agreement dated May 2, 2001 by and between DVS Korea Co., Ltd. and Woori Bank.
10.65	Letter of Credit Commitment Agreement dated November 15, 2001 by and between DVS Korea Co., Ltd. and Hana Bank.
10.66	Letter of Credit Commitment Agreement dated November 16, 2001 by and between DVS Korea Co., Ltd. and Hana Bank.
10.67	Revolving Line of Credit Agreement dated March 22, 2002 by and between DVS Korea Co., Ltd. and Hana Bank.
10.68	Revolving Line of Credit Agreement dated March 22, 2002 by and between DVS Korea Co., Ltd. and Hana Bank.
10.69	Credit Agreement dated July 15, 2002 by and between DVS Korea Co., Ltd. and Korean Exchange Bank.
10.70	Credit Agreement dated July 16, 2002 by and between DVS Korea Co., Ltd. and Kookmin Bank.
10.71	Credit Agreement dated September 20, 2002 by and between DVS Korea Co., Ltd. and Hanmi Bank (Korea Industrial Bank).
10.72	Credit Agreement dated October 17, 2002 by and between DVS Korea Co., Ltd. and Sanup Bank (Korea Industrial Bank).
10.73	Loan Hypothecation Contract dated December 2002 by and between Shanghai Fangyuan Digital Technology Company, Ltd. and Shanghai Bank Caohejing Branch.
10.74	Foreign Currency Loan Contract dated as of December 18, 2002 by and between Shanghai Fangyuan Digital Technology Co., Ltd. and Shanghai Bank.
10.75	Technology License and Joint Development Agreement dated as of December 10, 2002 by and between Digital Video Systems, Inc. and Jeecom, Inc.
21.1	List of Subsidiaries
23.1	Consent of Burr, Pilger & Mayer, Inc., Independent Auditors
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

________

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