Form 10-K/A
period 2002-12-31
DIGITAL VIDEO SYSTEMS INC
filed 2003-04-30
CIK 1009395

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1
TO

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

      6,832,255 shares of the Registrant's Common Stock were outstanding as of April 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

      No information is incorporated into this report by reference.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2003 ("Form 10-K") for the purpose of amending Item 5 of Part II and Items 10, 11, 12 and 13 of Part III. Other than as set forth below, the items of Form 10-K continue to speak as of the date of the original filing of the Registrant's Form 10-K, and the Registrant is not updating the disclosure in such items.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is listed on the Nasdaq SmallCap Market under the symbol "DVID." The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the Nasdaq SmallCap Market for each quarter within the last two years.

Common Stock
	High	Low
Fiscal 2002
First quarter Second quarter Third quarter Fourth quarter	$ 4.460 3.250 2.950 4.600	$ 2.450 0.980 1.050 2.050
Fiscal 2001
First quarter Second quarter Third quarter Fourth quarter	$ 4.250 6.220 3.999 6.990	$ 1.688 2.563 1.700 2.050

___________

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

During fiscal 2002, the Company issued 204,303 shares of DVS common stock to certain creditors of DVS in exchange for cancellation of indebtedness of $612,909. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, as the basis for exemption from registration for the issuance of these shares. The transaction in which the shares were issued did not involve any public offering.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The members of our Board of Directors as of April 28, 2003 are as follows:

Name	Age	Current Position	Director Since
Ande Abbott	60	Chairman of the Board and Director	1999
Douglas Watson	51	Chief Executive Officer and Director	1998
Dr. Edmund Y. Sun	54	Chief Technology Officer and Director	1992
Grant Jasmin	51	Director	2002
Cary Fitchey	50	Director	2002
In Baik Jeon	55	Director	2002
John Fuller	59	Director	2002

Ande Abbott has served as a director since June 1999 and became the Chairman of the Board of Directors in February 2002. For the past 21 years, Mr. Abbott has worked in Washington D.C. as the Assistant to the International President and Director of Legislation for the International Brotherhood of Boilermakers. He also serves as the director of the Shipbuilding and Marine Division of this organization. Mr. Abbott has served on the Executive Board of the Maritime Trades Department of the American Federation of Labor - Congress of Industrial Organizations since 1991. Mr. Abbott also serves on the Department of Labor Trade Advisory Committee and is serving his second year on the Advisory Committee of the Export-Import Bank.

Douglas Watson has served as a director since November 1998. Mr. Watson began serving as our Chief Executive Officer in February 2002. Mr. Watson also served as a member of the Executive Committee from November 1998 to March 2002. Prior to joining DVS, Mr. Watson served as President and Chief Executive Officer of Astoria Metal Corporation (AMC), a ship repair and dismantling firm which he founded in 1992. Mr. Watson has not performed significant duties as President and Chief Executive Officer of AMC since April 2001.

Dr. Edmund Y. Sun founded DVS in 1992 and has served as a director since that time and has served as our Chief Technical Officer since June 1998. Dr. Sun is also the Chief Technology Officer of MobileTouch, Inc., a wholly-owned subsidiary of DVS. Dr. Sun also served as Chairman of the Board of Directors of DVS from 1992 to March 2002. From October 1992 to June 1998, Dr. Sun served as our Chief Executive Officer and from October 1992 to May 1996, he served as our President. Dr. Sun founded C-Cube Microsystems Inc., a public company involved in the development of full-color still and motion picture compression technology, and served as its Chief Executive Officer from March 1989 to September 1991, and Chairman of the Board of Directors from August 1988 until April 1993. Dr. Sun was also previously a founder, Vice President and Chief Technical Officer of Weitek Corporation, a public company involved in high-speed three- dimensional shaded graphics systems and the use of high speed chips in various computer applications. Dr. Sun is a director of CSS Laboratories Inc., a privately held computer hardware company, and founder of Jeecom, Inc., an enterprise level software company working in partnership with DVS. Dr. Sun has a Ph.D. in Applied Physics and an M.S. in Electrical Engineering from California Institute of Technology, and a B.S. in Electrophysics from National Chiao-Tung University in Taiwan.

Grant Jasmin has served as a director since February 2002. Since April 2001, Mr. Jasmin has served as a management consultant for emerging growth companies in Silicon Valley. For more than five years prior to April 2001, Mr. Jasmin was a director and Chief Operating Officer for audiohighway.com, a publicly-traded company which was in the business of delivering audio content over the Internet. In January 2001, audiohighway.com filed a petition under Chapter 11 of the United States Bankruptcy Code. Mr. Jasmin has been admitted to practice law in the State of California since 1979. Mr. Jasmin received a J.D. from the University of California, Hastings College of Law, an M.B.A. from Santa Clara University and a B.A. in Economics from San Jose State University.

Cary Fitchey has served as a director since February 2002. Mr. Fitchey is currently a Senior Managing Member of St. Cloud Capital Partners, L.P., which commenced operations in December 2001.  Mr. Fitchey previously served as a director of DVS in 1998 through 1999. Since December 1998, he has served as a Managing Partner at FG II Ventures. Since February 2001, Mr. Fitchey has served as a director, President and Chief Executive Officer of European Capital Ventures, PLC.  From March 2000 to September 2000, Mr. Fitchey served as a director and Chief Executive Officer of Change Technology Partners, Inc.  From June 1993 to December 1997, Mr. Fitchey was a partner with Dartford Partners, which was formed to purchase and actively manage domestic and international brands from top food, beverage and consumer branded companies.  Prior to joining Dartford, Mr. Fitchey was the Managing Director of Triad Partners, Limited, which was an advisory and investment company that focused on telecommunications, broadcasting/cable and consumer goods.  Mr. Fitchey also served as an executive for PepsiCo, Inc. and a partner with A.T. Kearney and Strategic Planning Associates, both international consulting firms. Mr. Fitchey received an M.B.A. from the University of Michigan and a BSIM from Purdue University.

In Baik (I.B.) Jeon has served as a director since April 2002. Mr. Jeon has been employed with Hynix Semiconductor, Inc., a multinational semiconductor manufacturer headquartered in Seoul, South Korea, and a public company listed on the Korea Stock Exchange, since April 1984. Since February 2001, Mr. Jeon has served as the Executive Vice President of Hynix Semiconductor, Inc. From October 1999 to February 2001, Mr. Jeon served as the President of Hyundai Electronics America, headquartered in San Jose, California. From April 2001 to the present, Mr. Jeon has served on the Board of Directors of Hynix Semiconductor, Inc. Mr. Jeon received an M.B.A and a B.S. in Business Administration from Seoul National University.

John M. Fuller has served as a director since May 2002. Since March 1997, Mr. Fuller has been President of Pantechnicon Aviation Ltd., a privately-held aircraft charter and leasing business. Prior to becoming President, Mr. Fuller served on the Board of Directors of Pantechnicon while employed with TECOP International, an international aerospace market development company. For nearly 20 years prior to becoming President of Pantechnicon, Mr. Fuller held various marketing and operations positions in the aerospace industry. Mr. Fuller received an M.B.A. from the Harvard Business School and an A.B. in Economics from the University of California, Berkeley.

Executive Officers

Information with respect to Executive Officers is included under the caption "Executive Officers" in Item 4 of Part I of the Company's Form 10-K filed on April 15, 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 ("Section 16(a)") requires DVS's executive officers and directors, and persons who own more than ten percent of a registered class of DVS's equity securities ("10% Stockholders"), to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC and the Nasdaq Stock Market. Such executive officers, directors and 10% Stockholders are also required by SEC rules to furnish DVS with copies of all Section 16(a) forms they file.

Based solely on its review of copies of such forms received, or written representations from certain reporting persons that no filings on Forms 5 were required for such persons, DVS believes that, during 2002, its executive officers, directors and 10% Stockholders complied with all applicable Section 16(a) filing requirements, except for Messrs. Baker, Fitchey, Sun and Watson, who each filed one (1) late report of ownership on Form 4 relating to options and/or warrants granted in August 2002.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning total compensation received by our Chief Executive Officer and our other most highly compensated executive officer during the last year (the "Named Officers") for services rendered to DVS in all capacities for the three years ended December 31, 2002. No other executive officer received more than $100,000 in total compensation during the last fiscal year.

	Annual Compensation(1)			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Number of Shares Underlying Options
Douglas Watson	2002	106,817(2)	0	175,000(3)
Chief Executive Officer	2001	75,700(4)	0	75,000(5)
	2000	43,000(4)	0	0

Robert Baker	2002	131,676(6)	0	99,625
Chief Financial Officer	2001	32,400(7)	0	0
	2000	45,423(8)	0	0

_________

  The compensation described in this table does not include medical insurance, retirement benefits and other benefits received by the foregoing executive officers which are available generally to all employees of DVS and certain perquisites and other personal benefits received by the foregoing executive officers of DVS, the value of which did not exceed the lesser of $50,000 or 10% of the executive officer's cash compensation in the table.

  Includes $33,900 paid to Mr. Watson for his services as a consultant to DVS from January 2002 until he began serving as DVS's Chief Executive Officer in February 2002.

  Includes a warrant to purchase 100,000 shares of DVS common stock at an exercise price of $1.34 per share and an option to purchase 75,000 shares of DVS common stock at an exercise price of $1.34 per share.

  Represents compensation paid to Mr. Watson for his services as a consultant to DVS.

  Includes a warrant to purchase 75,000 shares of DVS common stock at an exercise price of $2.75 per share.

  Includes $42,739 paid to Mr. Baker for his services as a consultant to DVS from January 2002 through May 2002. Mr. Baker began serving as DVS's Chief Financial Officer in June 2002. Also includes $34,437 paid to Mr. Baker for his services as a consultant to DVS during fiscal 2001.

  Represents compensation paid to Mr. Baker for his services as a consultant to DVS.

  Represents $27,923 paid to Mr. Baker for his services as Chief Financial Officer of DVS from January 2000 through April 2000. An additional $17,500 was paid to Mr. Baker for his services as a consultant to DVS during fiscal 2000.

Option Grants in Last Year

The following table sets forth, as to the Named Officers, information concerning stock options granted during the year ended December 31, 2002.

	Individual Grants
Name	Number of Shares Underlying Options Granted	% of Total Options Granted to Employees in Year(1)	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
Douglas T. Watson	75,000 100,000(2)	5.77 7.70	$1.34 $1.34	7/08/2012 7/08/2007	$63,204 $84,272	$160,171 $213,561
Robert Baker	99,625	7.67	$1.30	7/30/2012	$81,450	$206,410

________

  Percentages are based on a total of 1,298,203 shares underlying options and warrants granted to employees in fiscal 2002, of which 848,203 shares underlie options and 450,000 shares underlie warrants.

  Represents a warrant to purchase 100,000 shares of DVS common stock at an exercise price of $1.34 per share.

Option Exercises and Holdings

The following table sets forth, as to the Named Officers, certain information concerning the number of shares acquired upon exercise of stock options during the last fiscal year and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2002. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of DVS's common stock as of December 31, 2002.

Aggregated Option Exercises in Last Year

And Year-End Option Values
Name	Shares Acquired on Exercise(#)	Value Realized($)(2)	Number of Shares Underlying Unexercised Options at December 31, 2002		Value of Unexercised In-The-Money Options at Year-End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Douglas T. Watson	0	--	227,530(3)	65,327(4)	$ 90,187(5)	$ 12,187(6)
Robert Baker	0	--	40,125(7)	59,500(8)	$ 32,902(7)	$ 48,780(8)

________

  Fair market value of DVS common stock at the fiscal year-end ($2.12 on the last reported sale price on December 31, 2002 minus the exercise price).

  Fair market value of DVS common stock on the date of exercise minus the exercise price.

  Includes 75,000 vested shares underlying a warrant to purchase DVS common stock at an exercise price of $2.75 per share; 100,000 vested shares underlying a warrant to purchase DVS common stock at an exercise price of $1.34 per share; 14,286 vested shares underlying an option to purchase DVS common stock at an exercise price of $4.82 per share; 22,619 vested shares underlying an option to purchase DVS common stock at an exercise price of $3.85 per share; and 15,625 vested shares underlying an option to purchase DVS common stock at an exercise price of $1.34 per share.

  Includes 5,952 unvested shares underlying an option to purchase DVS common stock at an exercise price of $3.85 per share and 59,375 unvested shares underlying an option to purchase DVS common stock at an exercise price of $1.34 per share.

  Includes 100,000 vested shares underlying a warrant to purchase DVS common stock at an exercise price of $1.34 per share and 15,625 vested shares underlying an option to purchase DVS common stock at an exercise price of $1.34 per share.

  Includes 59,375 unvested shares underlying an option to purchase DVS common stock at an exercise price of $1.34 per share.

  Includes 40,125 vested shares underlying an option to purchase DVS common stock at an exercise price of $1.30 per share.

  Includes 59,500 unvested shares underlying an option to purchase DVS common stock at an exercise price of $1.30 per share.

Director Compensation

Non-employee directors are entitled to receive approximately $15,000 per year as compensation for serving on the Board of Directors, and are entitled to participate in DVS's 2002 Director Option Plan and receive grants of options thereunder to purchase shares of DVS common stock. Pursuant to the terms of the DVS 2002 Director Option Plan, each non-employee director is automatically granted an option to purchase 30,000 shares of common stock upon appointment or election to the Board of Directors and an option to purchase 10,000 shares of common stock on January 1 of each year thereafter if on such dates he or she is then a non-employee director and has served on our Board of Directors for at least the preceding six (6) months. All options granted under the DVS 2002 Director Option Plan vest as a rate of 25% every six (6) months.

The table below summarizes option and/or warrant grants to our directors during fiscal 2002 as compensation for their services as directors:
Directors	Issue Date	Number of Shares Underlying Options	Exercise Price Per Share	Number of Shares Underlying Options Exercised to Date	Aggregate Purchase Price(1)
Ande Abbott	01/01/02	30,000(2)	$2.12	0	$ 63,600
In Baik Jeon	01/01/02	30,000(2)	$2.12	0	$ 63,600
John Fuller	01/01/02	30,000(2)	$2.12	0	$ 63,600
Cary Fitchey	01/01/02	30,000(2)	$2.12	0	$ 63,600
	07/08/02	30,000(3)	$1.34	0	$ 40,200
Grant Jasmin	05/22/02	250,000(4)	$1.78	0	$ 445,000

_________

(1) Assumes exercise to purchase all shares subject to the option at the applicable exercise price.

(2) Represents an automatic option grant pursuant to the terms of DVS's 2002 Director Option Plan. The option vests at a rate of 25% every 6 months from the issue date. In addition, if the option is not assumed or substituted upon a change of control, the option will become fully vested and exercisable. In such event, the optionee will have thirty (30) days from the date of notice to exercise the option, and upon the expiration of such period the option will terminate.

(3) Represents a warrant to purchase 30,000 shares of DVS common stock. The warrant is fully vested and exercisable over 5 years from the issue date. The warrant was issued to Mr. Fitchey in consideration for his services as Chairman of the Audit Committee of DVS's Board of Directors.

(4) Represents a warrant to purchase 250,000 shares of DVS common stock exercisable over 5 years. 100,000 shares underlying the warrant vested on the issue date and the remaining 150,000 shares underlying the warrant vest at a rate of 1/24 per month beginning February 19, 2002. The warrant was issued to Mr. Jasmin in consideration for past and future services as a director on DVS's Board of Directors.

Compensation Committee Interlocks and Insider Participation

DVS's Compensation Committee is currently composed of Messrs. Abbott, Jeon and Fuller. No interlocking relationship exists between any member of DVS's Compensation Committee and any member of the compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of DVS.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of DVS common stock as of April 28, 2003 for the following: (1) each person or entity who is known by DVS to own beneficially more than 5% of the outstanding shares of DVS common stock; (2) each of our directors; (3) each of our Named Officers; and (4) all directors and executive officers of DVS as a group.

Name	Common Stock Beneficially Owned	Percentage Beneficially Owned(1)
5% Stockholders
Hyundai Electronics	478,708	7.01%
Officers and Directors
Ande Abbott	35,803(2)	*
Dr. Edmund Y. Sun	758,983(3)	10.57%
Cary Fitchey	54,583(4)	*
Grant Jasmin	205,500(5)	2.92%
Douglas Watson	249,816(6)	3.53%
John Fuller	27,500(7)	*
In Baik Jeon	17,500(8)	*
Robert Baker	61,125(9)	*
All executive officers and directors as a group (8 persons)	1,410,810	18.06%

________

* Less than one percent of the outstanding common stock.

  Based on 6,832,255 shares outstanding as of April 28, 2003.

  Includes 35,803 shares of common stock issuable upon exercise of outstanding options within 60 days of April 28, 2003.

  Includes 350,000 shares of common stock issuable upon exercise of outstanding warrants within 60 days of April 28, 2003.

  Includes 47,500 shares of common stock issuable upon exercise of outstanding options and warrants within 60 days of April 28, 2003.

  Includes 200,000 shares of common stock issuable upon exercise of outstanding warrants within 60 days of April 28, 2003.

  Includes 249,816 shares of common stock issuable upon exercise of outstanding options and warrants within 60 days of April 28, 2003.

  Includes 17,500 shares of common stock issuable upon exercise of outstanding options within 60 days of April 28, 2003.

  Includes 17,500 shares of common stock issuable upon exercise of outstanding options within 60 days of April 28, 2003.

  Includes 61,125 shares of common stock issuable upon exercise of outstanding options within 60 days of April 28, 2003.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options and warrants granted to employees and directors, as well as the number of securities remaining available for future issuance, under DVS's equity compensation plans as of December 31, 2002.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,139,039	$ 2.60	874,861
Equity compensation plans not approved by security holders (1)	730,000	$ 1.49	0
Total	1,869,039	$ 2.17	874,861

  Includes warrants issued to certain executive officers and directors during fiscal 2002. For further information regarding the warrants, please see the sections entitled "Director Compensation" and "Certain Relationships and Related Transactions."

Item 13. Certain Relationships and Related Transactions

The table below summarizes option and/or warrant grants to our executive officers and directors since January 1, 2002 where the amount involved exceeds $60,000:

Officer, Directors and 5% Stockholders	Issue Date	Number of Shares Underlying Options	Exercise Price Per Share	Number of Shares Underlying Options Exercised to Date	Aggregate Purchase Price(1)
Ande Abbott (Director)	01/01/02	30,000(2)	$2.12	0	$ 63,600
In Baik Jeon (Director)	01/01/02	30,000(2)	$2.12	0	$ 63,600
Cary Fitchey (Director)	01/01/02	30,000(2)	$2.12	0	$ 63,600
John Fuller (Director)	01/01/02	30,000(2)	$2.12	0	$ 63,600
Douglas T. Watson (Chief Executive Officer and Director)	07/08/02 07/08/02	75,000(3) 100,000(4)	$1.34 $1.34	0 0	$ 100,500 $ 134,000
Edmund Y. Sun (Chief Technology Officer and Director)	07/08/02	350,000(5)	$1.34	0	$ 469,000
Grant Jasmin (Director)	05/22/02	250,000(6)	$1.78	0	$ 445,000
Robert Baker (Chief Financial Officer)	07/30/02	99,625(7)	$1.30	0	$ 129,512

________

(1) Assumes full exercise of option to purchase all shares at the applicable exercise price.

(2) Represents an automatic option grant pursuant to the terms of DVS's 2002 Director Option Plan. The option vests at a rate of 25% every 6 months from the issue date. In addition, if the option is not assumed or substituted upon a change of control, the option will become fully vested and exercisable. In such event, the optionee will have thirty (30) days from the date of notice to exercise the option, and upon the expiration of such period the option will terminate.

(3) Represents an option grant under DVS's 2002 Stock Plan. The option vests at a rate of 1/24th per month over 2 years beginning on the issue date. In addition, if the option is not assumed or substituted upon a change of control, the option will become fully vested and exercisable. In such event, the optionee will have fifteen (15) days from the date of notice to exercise the option, and upon the expiration of such period the option will terminate.

(4) Represents a warrant to purchase 100,000 shares of DVS common stock. The warrant is fully vested and exercisable over 5 years from the issue date.

(5) Represents a warrant to purchase 350,000 shares of DVS common stock. The warrant is fully vested and exercisable over 5 years from the issue date.

(6) Represents a warrant to purchase 250,000 shares of DVS common stock exercisable over 5 years. 100,000 shares underlying the warrant vested on the issue date and the remaining 150,000 shares underlying the warrant vest at a rate of 1/24 per month beginning February 19, 2002.

(7) Represents an option grant under DVS's 2002 Stock Plan. 15,625 shares underlying the option vested on the issue date and the remaining 84,000 shares underlying the option will vest at a rate of 1/24th per month over 2 years beginning on the issue date. In addition, if the option is not assumed or substituted upon a change of control, the option will become fully vested and exercisable. In such event, the optionee will have fifteen (15) days from the date of notice to exercise the option, and upon the expiration of such period the option will terminate.

Pursuant to a loan transaction, DVS issued a series of unsecured demand notes in October 2001 to Meng Tek Ung, our former Vice President of Engineering, for an aggregate amount of $77,000 to be used for working capital. The principal amount of the note accrued interest at rate of 10% per annum. The note was fully repaid by DVS to Mr. Ung on February 20, 2002.

DVS and Oregon Power Lending Institution, a stockholder of DVS which formerly held more than 5% of DVS's outstanding common stock, entered into an Asset Purchase and Option Agreement dated September 30, 1999 whereby DVS agreed to sell the right, title and interest in certain digital video assets and an option to purchase 212,000 shares of DVS Korea common stock for a purchase price of $3,450,000. OPLI delivered the purchase price for the assets in the form of a promissory note, secured by the purchased assets and shares of capital stock of DVS held by OPLI. At December 31, 2001, the OPLI note receivable outstanding was at $1.9 million and was in default. Payment in arrears totaled $1.0 million. DVS provided OPLI with Notice of Default on October 2, 2002. OPLI failed to cure its default under the note within 10 days of the Notice. On October 17, 2002, the DVS gave Notice to OPLI declaring all amounts due under the promissory note. Certain shares of common stock of OPLI shareholders pledged are in our possession. At this time, we are considering further legal action against OPLI and its shareholders to recover all remaining claims including all legal costs incurred.

In November 2002, DVS entered into an exclusive licensing agreement with Jeecom, Inc. to develop, market, and sell its existing and future software products designed for the wireless mobile marketplace. DVS has agreed to a development fee of $250,000 payable to Jeecom, Inc. by April 30, 2003. Jeecom, Inc. was founded by Dr. Edmund Sun, DVS's Chief Technology Officer and member of DVS's Board of Directors. Dr. Sun holds a majority interest in Jeecom, Inc.

On October 29, 2002, DVS Korea Co., Ltd., a majority-owned subsidiary of DVS, agreed to loan DVS $500,000. The money was subsequently received on January 6, 2003. The loan is evidenced by a note payable due in six months at 10% interest per annum and is secured by the Company's common stock priced at the current market price on the date of default.

Other than as disclosed in this Form 10-K/A, since the beginning of the fiscal year ended December 31, 2002, there has not been any actual or proposed transaction or series of transactions to which DVS, or any of its subsidiaries, was or is a party in which the amount involved exceeded or exceeds $60,000 and in which any director, nominee for director, executive officer, holder of more than 5% of any class of the DVS common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California on this 30th day of April 2003.

DIGITAL VIDEO SYSTEMS, INC.

By: /s/ Douglas T. Watson
Douglas T. Watson
Chief Executive Officer

CERTIFICATIONS

I, Douglas T. Watson, certify that:

1. I have reviewed this Amendment No. 1 on Form 10-K/A of Digital Video Systems, Inc.;

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

Date: April 30, 2003

/s/ Douglas T. Watson
Douglas T. Watson
Chief Executive Officer
(Principal Executive Officer)

I, Robert Baker, certify that:

1. I have reviewed this Amendment No. 1 on Form 10-K/A of Digital Video Systems, Inc.;

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

Date: April 30, 2003

/s/ Robert Baker
Robert Baker
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)