Form 10-Q
period 2003-03-31
DIGITAL VIDEO SYSTEMS INC
filed 2003-05-15
CIK 1009395

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [  ]

    Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act). YES [  ]    NO [X]

    As of March 31, 2003, there were approximately 6,832,255 shares of the registrant's common stock outstanding.

DIGITAL VIDEO SYSTEMS, INC.
Form 10-Q
Index

Digital Video Systems, Inc.
Condensed Consolidated Balance Sheet
(in thousands)
(Unaudited)

                                                              March 31,    December 31,
                                                                 2003          2002
                                                             ------------  ------------
                          ASSETS
Current assets:
   Cash and cash equivalents............................... $     10,360  $     12,330
   Restricted cash.........................................        6,652         5,908
   Accounts receivable, net................................       12,767        10,749
   Inventories.............................................       21,711        25,758
   Marketable debt securities..............................          405           427
   Prepaid expenses and other current assets...............        3,513         3,402
   Note receivable - current...............................          884           884
                                                             ------------  ------------
        Total current assets...............................       56,292        59,458
Property and equipment, net ...............................       11,465        11,067
Intangibles................................................          524           587
Other assets...............................................          351           315
                                                             ------------  ------------
        Total assets....................................... $     68,632  $     71,427
                                                             ============  ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit.......................................... $     23,478  $     26,086
   Current portion of long term debt.......................          182           192
   Accounts payable........................................       16,851        13,592
   Accounts payable - related party........................          515           434
   Accrued liabilities.....................................        2,254         3,325
   Notes payable...........................................        4,965         4,223
   Other payable...........................................          229           234
                                                             ------------  ------------
        Total current liabilities..........................       48,474        48,086

Long term liabilities:
  Long term liabilities - long term debt...................           46            96
                                                             ------------  ------------
Total liabilities..........................................       48,520        48,182

Minority interest..........................................       11,906        13,434

Stockholders' equity:
   Preferred stock.........................................           --            --
   Common stock............................................            1             1
   Additional paid-in capital..............................       74,399        73,334
   Accumulated other comprehensive income (loss)...........          771         1,457
   Deferred compensation...................................          (15)          (20)
   Accumulated deficit.....................................      (66,950)      (64,961)
                                                             ------------  ------------
Total stockholders' equity.................................        8,206         9,811
                                                             ------------  ------------
Total liabilities and stockholders' equity................. $     68,632  $     71,427
                                                             ============  ============

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

                                           Three Months Ended
                                               March 31,
                                         --------------------
                                           2003       2002
                                         ---------  ---------
Net revenue............................ $  27,682  $  22,867
Cost of revenue........................    27,060     22,734
                                         ---------  ---------
Gross margin...........................       622        133

Operating expenses:
  Research and development.............     1,313        903
  Sales and marketing..................       800        633
  General and administrative...........     2,024      1,746
                                         ---------  ---------
     Total operating expenses..........     4,137      3,282
                                         ---------  ---------
     Loss from operations..............    (3,515)    (3,149)
Interest expense.......................      (252)      (476)
Other income / (expense)...............       899       (529)
                                         ---------  ---------
Loss before minority interest
  and income taxes.....................    (2,868)    (4,154)
Income tax provision...................        --         --
Minority interest......................       879        641
                                         ---------  ---------
Net loss............................... $  (1,989) $  (3,513)
                                         =========  =========

Basic net loss per share............... $   (0.31) $   (0.60)
                                         =========  =========

Diluted net loss per share............. $   (0.31) $   (0.60)
                                         =========  =========

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

                                                            Three Months Ended
                                                               March 31,
                                                          ----------------------
                                                             2003        2002
                                                          ----------  ----------
Cash flows from operating activities:
Net loss................................................ $   (1,989) $   (3,513)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Minority interest...................................       (879)       (641)
    Depreciation and amortization.......................        390         545
    Issuance of common stock for service provided.......         --         200
    Write down of notes receivable......................         --         917
    Amortization of deferred compensation...............          5          --
Changes in operating assets and liabilities:
    Accounts receivable.................................     (2,018)     (1,712)
    Inventories.........................................      4,047       3,310
    Prepaid expenses and other current assets...........       (111)     (1,022)
    Other assets........................................         10          --
    Deferred tax asset..................................        (46)       (168)
    Accounts payable....................................      3,469       2,328
    Accrued liabilities.................................       (272)       (784)
    Other payable.......................................         76         310
                                                          ----------  ----------
Net cash provided by (used in) operating activities.....      2,682        (230)
                                                          ----------  ----------
Cash flows from investing activities:
   Acquisition of property and equipment................       (725)       (181)
   Maturities (purchase) of marketable debt securities..         22           8
   Increase in restricted cash..........................       (744)       (350)
                                                          ----------  ----------
Net cash used in investing activities...................     (1,447)       (523)
                                                          ----------  ----------
Cash flows from financing activities:
   Proceeds from the sale of common shares..............         56          --
   Repayment of line of credit..........................     (2,608)         --
   Proceeds from notes payable..........................        742       1,698
   Proceeds from line of credit borrowings..............         --       4,245
   Repayment of notes payable...........................        (60)        (47)
                                                          ----------  ----------
Net cash (used in) provided by financing activities.....     (1,870)      5,896
                                                          ----------  ----------
Effect of exchange rate changes.........................     (1,335)       (317)
                                                          ----------  ----------
Net (decrease) increase in cash and cash equivalents....     (1,970)      4,826
Cash and cash equivalents at beginning of period........     12,330      10,145
                                                          ----------  ----------
Cash and cash equivalents at end of period.............. $   10,360  $   14,971
                                                          ==========  ==========

Supplemental disclosures:
  Interest paid......................................... $       --  $       51
                                                          ==========  ==========

  Taxes paid............................................ $       28  $       87
                                                          ==========  ==========

Supplemental disclosures of non-cash transaction:
  Issuance of common stock in payment of accounts
     payable............................................ $      210  $       --
                                                          ==========  ==========

  Issuance of common stock in payment of accrued
     liabilities........................................ $      799  $       --
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

Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending December 31, 2003. All significant inter-company balances and transactions have been eliminated.

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

3. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income per share is computed using the weighted average number of common and potentially dilutive common shares during the periods, except those that are anti-dilutive. Basic and diluted net loss per share is calculated as follows (in thousands):

                                           Three Months Ended
                                               March 31,
                                         --------------------
                                           2003       2002
                                         ---------  ---------
Net loss............................... $  (1,989) $  (3,513)
                                         =========  =========

Weighted average common shares
  outstanding..........................     6,487      5,869
Dilutive stock options and warrants....        --         --
                                         ---------  ---------
Total fully diluted shares.............     6,487      5,869
                                         =========  =========

Basic net loss per share............... $   (0.31) $   (0.60)
                                         =========  =========

Diluted net loss per share............. $   (0.31) $   (0.60)
                                         =========  =========

4. Comprehensive Income (Loss)

The components of comprehensive income, net of tax, are as follows (in thousands):

                                           Three Months Ended
                                               March 31,
                                         --------------------
                                           2003       2002
                                         ---------  ---------
Net loss............................... $  (1,989) $  (3,513)
Cumulative foreign currency
  translation adjustments..............      (686)        43
                                         ---------  ---------
  Comprehensive loss................... $  (2,675) $  (3,470)
                                         =========  =========

Accumulated other comprehensive income presented on the accompanying consolidated condensed balance sheet consists of the cumulative foreign currency translation adjustments.

5. Inventories

Inventories consisted of the following (in thousands):

                                             March 31,    December 31,
                                               2003           2002
                                           -------------  -------------
Raw materials............................ $       9,059  $       9,718
Work-in-process..........................         6,770          8,220
Finished goods...........................         6,222          8,230
                                           -------------  -------------
Total inventory..........................        22,051         26,168
Less inventory reserves..................          (340)          (410)
                                           -------------  -------------
Net inventory............................ $      21,711  $      25,758
                                           =============  =============

6. Segment Information

The Company is organized in a single business segment, its core business of developing, producing and marketing digital video technology related products which include DVD loaders and other DVD products. While its revenue mainly comes from DVD products, the Company also generates revenue, to a lesser extent, from computer peripherals, equipment and materials.

                                               Three
                                           Months Ended
                                             March 31,
                                               2003
                                           -------------
                                          (In thousands)
Product line:
    DVD products......................... $      27,524
    Computer peripherals.................           158
    Equipment and materials..............            --
                                           -------------
       Total sales....................... $      27,682
                                           =============

A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions could adversely affect operating results.

Geographic information for revenues for the three months ended March 31, 2003 are as follows (in thousands):

                                               Three
                                           Months Ended
                                             March 31,
                                               2003
                                           -------------
Geographic:
  Domestic............................... $         158
  Other international countries..........        27,524
                                           -------------
       Total sales....................... $      27,682
                                           =============

During the three months ended March 31, 2003, the Company had two customers which individually accounted for over 10% of sales. The largest customer accounted for sales of approximately $7.0 million or approximately 25% of revenue, and the next largest customer accounted for sales of approximately $4.8 million or approximately 17% of revenue.

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

During May 2003, the market value of common stock of OPLI shareholders held by the Company was $0.9 million resulting in an adjustment to the reserve requirement of $1.1 million. The total reserve at March 31, 2003 is $1.1 million.

8. Other

A foreign investment income tax credit is available to offset 75% of income taxes on the Company's foreign subsidiary and net operating loss carryforwards are available to offset current U.S. taxable income.

Intangible assets consisted of the following (in thousands):

                                             March 31,    December 31,
                                               2003           2002
                                           -------------  -------------
Goodwill................................. $          --  $          --
Intangible assets of acquired businesses.         2,400          2,400
                                           -------------  -------------
Total intangible assets..................         2,400          2,400
Less: accumulated amortization...........        (1,876)        (1,813)
                                           -------------  -------------
                                          $         524  $         587
                                           =============  =============

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and the condensed consolidated financial statements and notes thereto included herein for the three months ended March 31, 2003. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, expected gross margins, proposed introduction of new products, including anticipated features, functionality and timing thereof, expected impact on our gross margins for such new product introductions, sales of the Company's products, the markets for the Company's products, and the development of the Company's products. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, faster than expected declines in the average selling prices of our products, the uncertainty of market acceptance of DVD loaders and other Company products, continued availability of working capital as the need to extend credit terms becomes more commonplace, planned growth of the Company's operations, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, conducting business in foreign countries, such as China and South Korea, the competitive market for the Company's products and other factors described in this report under "Factors That May Affect Future Results," as well as in the Form 10-K for the year ended December 31, 2002, or in other documents the Company has filed from time to time with the Securities and Exchange Commission. A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions, among other things, could adversely affect operating results.

Results of Operations

In the quarter ended March 31, 2003, the Company maintained its market share of the DVD external loader market through its focus on core products developed from its DVD intellectual property portfolio. As reflected in the table below, the Company increased its sales revenues, gross profit, and rate of gross margin in the quarter ended March 31, 2003 as compared to the same quarter a year ago. During the three month period ended March 31, 2003, the loader market experienced severe pricing pressure resulting in average unit sell prices declining approximately 18% in this period. Unit shipments of assembled DVD loaders, however, increased over 50% from the previous quarter. Gross margin of 2.2% for the current quarter, compared favorably to 0.6% for the same period in the prior year.

The table below summarizes the impact on the Company's financials (in thousands):

                                           Three Months Ended
                                               March 31,
                                         --------------------
                                           2003       2002
                                         ---------  ---------

Revenue................................ $  27,682  $  22,867
Gross profit...........................       622        133
Loss from operations...................    (3,515)    (3,149)
Net loss...............................    (1,989)    (3,513)

Revenue for the quarter ended March 31, 2003 increased to $27.7 million, an increase of approximately 21% from $22.9 million recorded for the quarter ended March 31, 2002. As a primary factor, increased unit sales of 50% and coupled with, to a lesser extent, component sales not present in the prior period more than offset unit price erosion of about 18%. Gross profit was $0.6 million for the quarter ended March 31, 2003, as compared with $0.1 million in the same quarter last year due to cost reductions that ran slightly over 20% from quarter to quarter. Loss from operations for the quarter ended March 31, 2003 was $3.5 million, compared with loss of $3.1 million in the same quarter of the previous year. The increased gross margin of $0.5 million was offset by a corresponding increase in operating expenses. Net loss in the quarter ending March 31, 2003 was $2.0 million as compared to a loss of $3.5 in the quarter ending March 31, 2002. During the quarter ending March 31, 2002, the Company recorded a write down of note receivable-related party of $0.9 million and incurred interest expenses prior to the Korean subsidiary's successful public offering in September 2002.

Working capital at March 31, 2003 was $7.8 million, a decrease of $3.6 million from $11.4 million at December 31, 2002. Our Korean subsidiary (DVSK) raised approximately $10.7 million during the last year and coupled with its line of credit is expected to be able to fund new product programs and support the existing loader business in both Korea and China in the year 2003. The Company plans to meet its operating obligations for 2003 by raising money through private placements and receiving management fees from its Korean subsidiary.

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenue for the three month period ended March 31, 2003 compared with the three month period ended March 31, 2002. See Consolidated Statements of Operations and related notes thereto for additional details.

                                           Three Months Ended
                                               March 31,
                                         --------------------
                                           2003       2002
                                         ---------  ---------

Revenue................................     100.0%    100.0%
Gross margin...........................       2.2%      0.6%
Research and development...............       4.7%      3.9%
Sales and marketing....................       2.9%      2.8%
General and administration.............       7.3%      7.6%
Loss from operations...................     (12.7)%    (13.8)%
Net loss...............................      (7.2)%    (15.4)%

                                           Three months ended
                                              March 31,
                                         --------------------      %
         Consolidated Revenue              2003       2002      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $  27,682  $  22,867         21%

Total revenue increased by $4.8 million, or 21%, for the three months ended March 31, 2003 as compared with the three months ended March 31, 2002. International revenue, consisting primarily of sales of DVD loaders or CKD (Completely Knocked Down) kits of DVD loaders, represented over 90% of revenue for the quarter ended March 31, 2003. The DVD loaders are sold directly to DVD player manufacturers in China and certain other countries, for export or local consumption. As the majority of such DVD player manufacturers are located overseas, the Company expects that international sales will continue to constitute a significant portion of its revenue for the foreseeable future.

In the three months ended March 31, 2003, foreign sales in China were approximately $7.0 million or 25% of revenue as compared with $9.2 million or 40% of revenue for the three months ended March 31, 2002. During this same period Vestel and Daewoo both individually accounted for more than 10% of the Company's sales. No sales were made to our joint venture partner in China.

                                           Three months ended
                                               March 31,
                                         --------------------      %
             Gross Profit                  2003       2002      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $     622  $     133        367%
As a percentage of revenue.............       2.2%      0.6%

During the three months ended March 31, 2003, gross margin was $0.6 million or 2.2% of revenue, as compared to $0.1 million or 0.6% for the three months ended March 31, 2002. Our costs of goods sold, which consist of purchased components representing about 90% of the loader cost, have been reduced by about 20% in the past year. Purchasing volume and lower costs of assembly in our China joint venture have allowed us to maintain margins during this period of rapid sales price declines. During the near term we believe gross margins will fluctuate between approximately 2% and 5%, depending on the products sold in the period. This unit price erosion and resulting reduction of gross margins is likely to continue during 2003. We are at a point where new products must be introduced if we are to experience any improvement in our rate of gross margin. The amount of engineering effort required to value engineer the loader product during the year 2002 has interrupted the new product programs of our Korean subsidiary, thereby causing delays in the introduction of new products such as DVD players for the automotive market and rewritable DVD drives for the computing and audio markets. The new product engineering group in South Korea is currently working extended hours to get back on schedule, and we believe that the introduction of these two products will occur late in the third quarter of this year. Working prototypes of both these products were shown at the Korean subsidiary's annual meeting in March 2003. Our development efforts are ongoing and we expect to continue product development in future periods. We are not able to predict the level of sales for these new products, if and when they are introduced, or their impact on our gross margins with any degree of certainty for the year 2003.

                                           Three months ended
                                               March 31,
                                         --------------------      %
       Research and Development            2003       2002      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $   1,313  $     903         45%
As a percentage of revenue.............       4.7%      3.9%

Research and development expenses consist primarily of personnel and equipment prototype costs required for the Company's product development efforts. Research and development spending in this quarter increased to 4.7% of revenue, compared with 3.9% for the corresponding quarter a year ago. Additional new product activity has been initiated both in South Korea and in the United States with the formation of MobileTouch Korea and MobileTouch USA, a wholly owned subsidiary of DVS Korea and the Company, respectively. The subsidiaries working in partnership with Jeecom, Inc. will develop new products and applications directed at the corporate and consumer mobile applications market, and in particular will focus on media rich applications for the consumer market. MobileTouch USA has begun the development of software required to optimize the utilization of new MPEG-4 part 10 video compression in mobile wireless products and software in support of the decoder chip also being developed by MobileTouch USA. MPEG-4 part 10 is an industry standard used in the development of products based on digital formats. Industry representatives have organized committees and review boards to define certain international compression standards for storage and playback of digital audio and video data. DVS must continue to anticipate and monitor the development of new industry standards, such as MPEG-4 part 10, in order to introduce new products and remain competitive in the consumer electronics industry. We believe that this new standard offers substantial benefits to many potential product areas such as, low bandwidth video for mobile handsets, DVD video, broadband entertainment, and digital cinema. As of March 31, 2003, we are continuing our development efforts with respect to these technologies. We do not expect any major sales activity from these developments in the year 2003.

In January 2003, the Company announced an exclusive licensing agreement with Jeecom, Inc., a company founded by, and whose majority owner is, Dr. Edmund Sun, the Company's Chief Technology Officer. We expect the Jeecom, Inc. license and software to provide the platform for integrating video and other multimedia products for the mobile market with the exclusive right to market the software to the major markets of the world. The license agreement provides DVS with a worldwide license with an initial term tied to the duration of the copyright for the software developed thereunder. The agreement is renewable for a term based on the duration of any patent issued with respect to any technology developed under the agreement. DVS will pay Jeecom a development fee of $250,000 and royalties ranging from $2 to $10 per unit for products developed under the agreement and based on the number of units sold.

As noted above, we have sought to diversify our product base through increased emphasis on new products such as the rewritable drive which we anticipate will enjoy much greater margins and, more importantly, will sell into the larger market and customer base that DVSK has successfully established with our DVD loader products. However, in merging these vital areas of development in 2003, we expect research and development expenses to continue to increase as a percentage of revenue and to generate losses as we invest heavily in R&D personnel and engineers.

                                           Three months ended
                                               March 31,
                                         --------------------      %
          Sales and Marketing              2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $     800  $     633         26%
As a percentage of revenue.............       2.9%      2.8%

Sales and marketing expenses consist primarily of personnel and consulting costs related to our sales process and the marketing of our products, as well as sales commissions and expenses related to promotional activities. Sales and marketing expenses for the three-month period ended March 31, 2003 increased in dollar terms by $0.2 million, or 26%, as compared with the corresponding quarter of 2002. As a percentage of revenue sales and marketing expenses remained essentially unchanged from the three month period ended March 31, 2002 to the three month period ended March 31, 2003. The increase in dollar terms resulted from additional sales and marketing activities necessary to generate the increased revenue.

                                           Three months ended
                                               March 31,
                                         --------------------      %
      General and Administrative           2002       2001      Change
---------------------------------------  ---------  ---------  ---------
Amount (in thousands).................. $   2,024      1,746         16%
As a percentage of revenue.............       7.3%      7.6%

General and administrative expenses consist of administrative salaries, bonuses and benefits, insurance, facility leases, fees for legal and accounting services, investor relations and other related costs. General and administrative expenses in the quarter ended March 31, 2003 increased by $0.2 million compared to the corresponding quarter in 2002. This increase was due to the additional administrative activities associated with the increase in revenue and establishment of production facilities in South Korea and the Joint Venture in China.

Liquidity and Capital Resources

While the Company had cash and equivalents of nearly $17 million at March 31, 2003, working capital at March 31, 2003 had declined $3.6 million to $7.8 million as compared with working capital of $11.4 million at December 31, 2002. We believe it will be necessary for us to raise additional funds through the sale of debt or equity securities in either the U.S. or South Korea, in order to meet our objectives for worldwide operations for the year 2003.

Net cash provided by operating activities was $2.7 million for the three months ended March 31, 2003 as compared with $0.2 million used in operating activities in the three months ended March 31, 2002. Cash was provided as inventories declined by $4.0 million, with an increase in accounts payable of $3.5 million, and non-cash charges for depreciation and amortization of $0.4 million. The use of cash by operating activities was caused by net losses of $2.0 million, increased accounts receivable of $2.0 million, with a decrease in accrued liabilities of $0.3 million, and minority interest expense of $0.9 million.

Inventory turn and receivables turn from the previous twelve-month period were as follows:

                                              Twelve
                                           Months Ended
                                             March 31,
                                               2003
                                           -------------
  Inventory turn.........................        9.9 X
  Receivable turn........................       19.5 X

We currently expect that for the year 2003, inventories will turn at a slightly lower rate than in the previous twelve-month period. Receivable turns, however, in the year 2003 will be significantly lower than in the previous twelve-month period due to the competitive market, which would require the Company to extend open credit terms to maintain and attract customers. Currently, in the quarter ending March 31, 2003, the receivable turn was approximately 9.4X. or 38.8 days.

Net cash used in investing activities was $1.4 million for the three months ended March 31, 2003, primarily consisting of the increase in restricted cash by 0.7 million and $0.7 million for acquisition of property and equipment.

Net cash used in financing activities was $1.9 million for the three months ended March 31, 2003 as compared to $5.9 million provided during the three months ended March 31, 2002. The cash used in financing activities in this period primarily was $2.6 million for repayment of line of credit. The cash provided by financing activities in this period consisting of $0.7 million in net proceeds from notes payable.

In February 2003, the Company made a strategic relocation of its main manufacturing plant in China to a new site in the Shanghai Jinqiao Export Processing Zone (EXZ). The new facility offers approximately 123,000 square feet of space. The monthly rent obligation will be $27,549, or approximately $0.23 per square foot. We expect that the monthly operating expenses at the new facility will be approximately $2,754, or approximately $0.02 per square foot. The new lease offers 50% more square footage than the former plant at the same or lower cost.

We believe that with working capital of $8.2 million at March 31, 2003, and the renewal of our existing lines of credit in South Korea, now totaling $63 million of which we have taken down $23.5 million, that our operations in Asia have sufficient resources to manage both their new product plans and production requirements for the year 2003. We expect that our operations in the U.S. will require the raising of additional capital to finance MobileTouch USA. The Company is currently in discussions with investment firms and hopes to have agreements reached for this funding in the near future. However, our current and future capital requirements are substantial and we cannot be certain that financing will be available at favorable terms when required, or at all.

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

We currently buy certain key components, including optical pick-ups, motors, central processing units and certain other integrated circuits from a limited number of suppliers including, Zoran, Mediatech, and Hitachi. We anticipate that these suppliers will manufacture sufficient quantities of these key components to meet our production requirements. If these suppliers fail to satisfy our requirements on a timely basis and at competitive prices, we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could seriously harm our operating results. Although our relationship with our key suppliers are material in the aggregate, we do not have any one specific agreement with any particular supplier that is material to our business. Any constraints on worldwide manufacturing capacity of these key components may affect our ability to obtain adequate supplies from these manufacturers. In certain instances, we have failed to meet the demand for our products or the scheduled shipment dates due to our inability to obtain a sufficient supply of certain key components from our suppliers. The suppliers with which we currently are working with, together with any additional supplier at which capacity might be obtained, may not be willing or able to satisfy all of our manufacturing requirements on a timely basis at favorable prices. In addition, we have encountered delays in qualifying new products and increasing new product production and could experience these delays in the future. We are also subject to the risks of service disruptions, raw material shortages and price increases by our suppliers. Such disruptions, shortages and price increases could seriously harm our operating results.

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

Sales of products overseas accounted for 90.8%, 99.7%, 98.1%, 99.0% and 99.4% of our revenues in the fiscal year ended March 31, 2000, the nine-month period ended December 31, 2000, the fiscal year ended December 31, 2001, the fiscal year ended December 31, 2002 and the quarter ended March 31, 2003, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

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

Products sold to our top five customers accounted for approximately 47% and 61% of our revenues during the year ended December 31, 2002 and quarter ended March 31, 2003, respectively. Products sold to our top 10 customers accounted for approximately 75%, 88%, 67%, and 80% of our revenues during the nine-month period ended December 31, 2000, the fiscal year ended December 31, 2001, the fiscal year ended December 31, 2002, and the quarter ended March 31, 2003, respectively. In the quarter ended March 31, 2003, Vestel accounted for 25% of our revenue. In the fiscal year ended December 31, 2002, Vestel accounted for 23% of our revenue. In the fiscal year ended December 31, 2001, SIIG accounted for about 37% of our revenue. In the fiscal year ended March 31, 2000, Hyundai accounted for about 36% of our revenue. In the nine-month period ended December 31, 2000, Hyundai accounted for about 42% of our revenue. No other customers accounted for more than 10% of our revenues during these three periods. If we were to lose any of these customers or experience any substantial reduction in orders from these customers, our revenues and operating results would suffer.

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

To permit the growth of our business operations in the future, we need to expand our production capacity and bring new products to market, which will likely require significant working capital. We have established credit facilities with certain Korean banks with a total borrowing limit of about $63 million as of March 31, 2003. We have also formed alliances with state-run businesses in China, which have committed to substantial amounts of trade credit and financing for production in China under certain terms. However, there is no assurance that these credit facilities will always be available. We may also need to sell shares of our common stock or seek additional borrowings or outside capital infusions in the future. We cannot assure you that such financing options will be available on terms acceptable to us, if at all, and at the time and place that we need them. In addition, if we issue shares of our common stock, our shareholders will experience dilution with respect to their investment.

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

We do not expect to pay dividends.

We have never paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings for funding growth and therefore, do not expect to pay any dividends on our common stock in the foreseeable future. Therefore, you may not receive any return on an investment in our common stock in the form of dividends.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investments consist primarily of commercial paper and certificates of deposits. Due to the nature of our investments, we believe that there is no material risk exposure. Cash equivalents and short- term investment are carried at cost, which approximated market value, and investments in marketable debt securities are carried at amortized cost, which approximates market value.

Foreign Currency Risk

We develop products in the United States, South Korea and China and market our products in North America and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are primarily in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14 (c) and 15-d as of a date (the "Evaluation date") within 90 days before the filing date of this Quarterly Report on Form 10-Q have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

On June 18, 2001, the Company filed a lawsuit in the Santa Clara County Superior Court against Ernst & Young, LLP, the Company's former auditors. The complaint includes claims of professional negligence, breach of contract, breach of fiduciary duty, fraud and deceit. The parties participated in mediation proceedings in April 2003 and are currently negotiating terms of settlement.

On June 24, 2002, the Company filed a lawsuit in the Santa Clara County Superior Court against Mali Kuo, Michael Chen, Meng Tek Ung and Doe's 1 through 50, alleging breach of fiduciary duty and seeking declaratory relief, cancellation and rescission of certain written agreements, damages, costs and attorneys' fees. Of the named defendants, Ms. Kuo and Mr. Chen, were both directors and executive officers of the Company for periods between 1999 and 2002, and Mr. Ung was an executive officer of the Company from 1999 to 2002. The complaint alleges that Ms. Kuo breached her fiduciary duties of care and loyalty when she defrauded the Company and misappropriated Company property with the purpose of furthering the private interests of all defendants. The complaint has been served on Mr. Chen and Ms. Kuo, but the Company has not yet been able to serve the other named or unnamed defendants as they reside outside of the United States. The Company believes it will obtain a favorable outcome to the suit. As of March 31, 2003, the Company has received Mr. Chen and Ms. Kuo's counter claim with respect to alleged unpaid wages and expenses. The Company has established an accrual of $650,000 for wages and expenses related to prior employment of Mr. Chen and Ms. Kuo which the Company believes is adequate.

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

Item 2. Changes in Securities and Use of Proceeds

During fiscal quarter ended March 31, 2003, the Company issued an aggregate of 648,700 shares of DVS common stock and warrants to purchase an aggregate of 225,000 shares of DVS common stock at an exercise price of $1.00 per share to certain creditors of DVS in exchange for cancellation of indebtedness of approximately $1,497,372. 120,000 of the shares were issued pursuant to the exercise of outstanding warrants at an exercise price of $1.50 per share. The proceeds from the exercise of the warrants totaled $180,000 and will be used for general corporate purposes, including working capital and capital expenditures. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, as the basis for exemption from registration for the issuance of the shares and warrants. The transaction in which the shares and warrants were issued did not involve any public offering.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1 Lease agreement for Shanghai facility.

99.1 Certifications pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003

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

May 15, 2003	By:	/s/ DOUGLAS T. WATSON
	Name:	Douglas T. Watson
	Title:	President and Chief Executive Officer

CERTIFICATION

I, Robert Baker, certify that:

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

May 15, 2003	By:	/s/ ROBERT BAKER
	Name:	Robert Baker
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Lease agreement for Shanghai facility.
99.1	Certifications pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* To be filed by amendment