Form 10-K/A
period 2002-12-31
DIGITAL VIDEO SYSTEMS INC
filed 2003-07-14
CIK 1009395

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2
TO

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 0-28472

DIGITAL VIDEO SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0333728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

430 Cambridge Avenue, Suite 110
Palo Alto, California    94306
(Address of Principal Executive Offices including Zip Code)

(650) 322-8108
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.0001 per share

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2003 ("Form 10-K"), as amended by Amendment No. 1 to the Form 10-K filed with the Securities and Exchange Commission on April 30, 2003, for the purpose of amending Item 1 of Part I, Item 7 of Part II, Item 14 of Part III and Item 15 of Part IV. Other than as set forth below, the items of Form 10-K continue to speak as of the date of the original filing of the Registrant's Form 10-K, and the Registrant is not updating the disclosure in such items.

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

During fiscal 2002, most of our research and development efforts focused on enhancing our DVD technologies, improving product quality, reducing costs of manufacturing, enhancing product functionality, adopting new and improved key components, developing new product, and improving the integration of our products by our customers. Currently, we are developing more advanced DVD loaders including a front loader intended for the automobile audio and video market and a DVD-RW intended for the home video and PC market. The DVD-RW product enables users to record data to a DVD-RW disc for any application including the creation of DVD's made from home videos, high capacity data backups and the capability of copying VHS tapes (movies) to discs. Working prototypes of these products were demonstrated at the annual meeting of shareholders of DVS Korea on March 28, 2003. We are optimistic as to the rate of growth and eventual size of the world-wide DVD drive market and we hope to expand our presence in all segments of the DVD drive market. In addition, DVS has initiated research and development efforts with respect to technologies based on the MPEG-4 video compression standard and certain media-rich applications designed for the mobile business and consumer markets as described in greater detail below.

To date, DVS has not introduced marketable products as a result of our development efforts with respect to next generation video engines, products based on the MPEG-4 standard, car DVD audio and video players, recordable DVD players, and mobile media-rich applications. DVS expects to continue its research and development efforts until such products become available for production and sale.

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

In the past, we sold CD-based Video Engine products to Kiosk distributors, who integrated our products as part of a complete solution that included software titles. Subject to favorable evaluation of this product line, we may develop and introduce next generation video engines to incorporate the current DVD technologies. In this regard, DVS is awaiting a response from a third party relating to a proposal for a potential Kiosk application incorporating next generation video engines for use in the gaming industry in England. As of May 31, 2003, DVS has not engaged in further development efforts with respect to this proposal.

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

MPEG-4

A critical success factor for technology companies in the consumer electronics sector is the ability to judge emerging standards and extrapolate how the new standards will affect the demand and supply for current and future commercial products. To drive the implementation and facilitate development of such products based on digital formats, industry representatives have organized committees and review boards to define certain international compression standards for storage and playback of digital audio and video data. MPEG, or the Moving Pictures Experts Group, is the review board responsible for the development of standards for use in certain digital audio and video technologies. Industry standards approved and adopted by MPEG include, among others, MPEG1, MPEG2 and MPEG4, which relate to, among other things, the ability to view, access, search and modify digital video and audio data.

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

Other MPEG-4AVC research involves implementing the new compression technology in devices capable of supplying HDTV programming on DVD players based on existing low-cost disc and player technologies. All other current alternatives to provide HDTV-quality video on discs, including blue laser technology, would require significant retooling in authoring, disc and player manufacturing, and would rely on expensive new technologies. The new MPEG4 AVC standard, although based on complex software technology, will require only minor changes in the existing authoring, content production and consumer electronics manufacturing. Ultimately, DVS believes that it could further develop this technology into products such as HDTV recorders for home markets. As such, DVS must continue to anticipate and monitor the development of new industry standards, such as MPEG-4, in order to introduce new products and remain competitive in the consumer electronics industry.

Jeecom, Inc. Licensing Agreement

To capitalize on products utilizing the new MPEG-4AVC technology, in November 2002, we entered into an exclusive licensing agreement with Jeecom, Inc. to develop, market, and sell its existing and future software products aimed at the wireless mobile marketplace. Jeecom MBI (Mobile Business Intelligence) is the primary product designed to enable users to access and interact with all types of corporate database applications from almost any mobile device, including laptop computers, PDAs, and virtually all mobile phones. Other derivative products address a variety of specialized and consumer mobile applications. Jeecom, Inc. was founded by Dr. Edmund Sun, DVS's Chief Technology Officer. Dr. Sun is the majority owner of Jeecom, Inc.

By acquiring this license we are now poised to successfully incorporate the soon-to-be-adopted standards for new MPEG4 part 10 technologies with innovative software designed for the mobile business market. The Jeecom software provides the platform for successfully integrating video and other multimedia products for the mobile market, while the next-generation video compression standard should further enhance this new effort. This agreement gives us the exclusive ability to sell and distribute Jeecom software to a majority of the world's markets. The licensing agreement also extends to hardware applications and represents the potential to generate new revenue streams for DVS, DVS Korea and our new MobileTouch subsidiaries. The agreement provides DVS with a worldwide license with an initial term tied to the duration of the copyright for the software developed thereunder. The agreement is renewable for a term based on the duration of any patent issued with respect to any technology developed under the agreement. DVS will pay Jeecom a development fee of $250,000 and royalties ranging from $2 to $10 per unit for products developed under the agreement and based on the number of units sold.

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

Intellectual Property and Other Proprietary Rights

We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. In addition, we have patents and design rights granted in the United States and Korea covering our intellectual property rights for periods ranging from 8 to 16 years. Our patents, design rights and other intellectual property rights, such as trade secrets and licensed technology, are the basis for our product development efforts and are important to our overall business. Our business depends upon new product developments to remain competitive in our industry, which is subject to rapid technological change. Our patents and other proprietary rights are designed to protect our products from infringement or other unauthorized use that could diminish the value of our product development efforts and ultimately harm our business and operating results. These patents and design rights include areas such as DVD video, DVD ROM, and video recording to hard drive applications. We cannot be certain that these measures will adequately protect our intellectual property rights.

Competition

There are a number of foreign-based electronic manufacturers substantially larger in size and greater in financial, marketing, and other resources than us, such as, Thomson Electronics, Sanyo and Phillips that are our principal competitors with respect to our DVD products. Competitors or potential competitors may develop alternative products to compete with our DVD products. They may also begin operations or expand their existing operations into our market segments.

The competitive environment is becoming more demanding due to a number of factors, including the following:

  an increase in the number of new market entrants;

  intensifying competition in the industry;

  rapid technological progress;

  oversupply of digital products; and

  global price erosion.

We believe, however, that our product mapping and development, the high quality of our products, our reputation of innovative product introductions, product improvements and service, and our extensive sales, marketing and servicing efforts are the important factors that help us remain competitive with respect to each of the competitive factors set forth above. Although we believe our current overall competitive position to be favorable with respect to each factor listed above, we expect to continue to experience intense competitive pressure in the future.

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

With the erosion in gross margins for its current product offerings, DVS is consciously shifting gears to focus on its real strength, the ability to innovate and develop leading-edge technologies and commercialize new products. DVS is ready to enter into new markets by leveraging its accumulated wealth of knowledge and experience and developing newer, bolder and more advanced products such as next generation video engines, the front-loaded DVD loader/player, the car DVD audio and video player, and the recordable DVD player. We are also developing MobileTouch products with our timely development of (1) software required to optimize the utilization of new MPEG-4 part 10 video compression in mobile wireless products and (2) software in support of the decoder chip also being developed by MobileTouch USA that we expect will provide DVS with higher margins and a sustainable competitive advantage in this market.

To date, DVS has not introduced marketable products as a result of our development efforts with respect to next generation video engines, products based on the MPEG-4 standard, car DVD audio and video players, recordable DVD players, and mobile media-rich applications. DVS expects to continue its research and development efforts until such products become available for production and sale.

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

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report. It is important to note that DVS changed its fiscal year end from March 31 to December 31, beginning with the year ended December 31, 2000. Therefore, the present report on Form 10-K covers the twelve-month period for the years 2001 and 2002 and the nine month period for the year period ending December 31, 2000 and the pro-forma results for the nine month period ending December 31, 1999.

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

Our costs of goods sold, which consist of purchased components representing about 90% of the loader cost, have been reduced by about 40% over the past two years. Purchasing volume and lower costs of assembly in our China joint venture have allowed us to maintain some margin during this period of rapid sales price declines. At the present time gross margins have eroded to somewhere between 2% to 5%, depending on mix of products sold in the period. As previously stated, this unit price erosion and resulting reduction of gross margins is likely to continue during 2003. We are at a point where new products must be introduced if we are to experience any improvement in our rate of gross margin. The amount of engineering effort required to value engineer the loader product during the year 2002 has interrupted the "new product" programs of our Korean subsidiary, thereby causing delays in the introduction of new products such as DVD players for the automotive market and rewritable DVD drives for the computing and audio markets. The new product engineering group in Korea is currently working extended hours to get back on schedule, and we believe that the introduction of the two previously mentioned products will occur late in the third quarter of this year. Working prototypes of both these products were shown at the Korean subsidiary's annual meeting in March 2003. We are not able to predict the level of sales for these new products or their impact on our gross margins with any degree of certainty for the year 2003.

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

Additional new product activity has been initiated both in Korea and in the United States with the formation of MobileTouch Korea and MobileTouch USA, a wholly owned subsidiary of DVS Korea and the Company, respectively. The subsidiaries, working in partnership with Jeecom, Inc., will develop new products and applications directed at the corporate and consumer mobile applications market, and in particular will focus on media rich applications for the consumer market. MobileTouch USA has begun the development of software required to optimize the utilization of new MPEG -4 part 10 video compression in mobile wireless products and software in support of the decoder chip also being developed by MobileTouch USA. We believe that this new standard offers substantial benefits to many potential product areas such as, low bandwidth video for mobile handsets, DVD video, broadband entertainment, and digital cinema. We do not expect any major sales activity from these developments in the year 2003.

In January 2003, the Company announced an exclusive licensing agreement with Jeecom, Inc., a company founded by, and whose majority owner is, Dr. Edmund Sun, the Company's Chief Technology Officer. The Jeecom, Inc. license and software provide the platform for integrating video and other multimedia products for the mobile market with the exclusive right to market the software to the major markets of the world. The agreement provides DVS with a worldwide license with an initial term tied to the duration of the copyright for the software developed thereunder. The agreement is renewable for a term based on the duration of any patent issued with respect to any technology developed under the agreement. DVS will pay Jeecom a development fee of $250,000 and royalties ranging from $2 to $10 per unit for products developed under the agreement and based on the number of units sold.

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

Results of Operations

The table that follows summarizes the impact of these factors on the Company's financial results (in millions):

	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,	Nine Month Fiscal Period Ended December 31,	(Unaudited) Nine Month Fiscal Period Ended December 31,
	2002	2001	2000	1999
Revenues	$ 157.2	$ 159.9	$ 73.1	$ 45.6
Gross margin	11.3	14.1	10.1	5.7
Research and development	3.1	2.5	2.5	1.7
Sales and marketing	2.9	2.2	1.9	1.7
General and administrative	7.0	7.6	3.5	2.9
Operating (loss) income	(1.7)	1.8	2.2	(0.6)
Net (loss) income	(3.0)	0.9	1.1	2.6

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

As set forth above, total revenue in the twelve-month period ended December 31, 2001 was $159.9 million, about 119% higher than the $73.1 million for the nine-month period in 2000. This significant increase of $86.8 million was in part due to the additional three months of the current year period coupled with the additional manufacturing brought on-line in Korea and in Shanghai. Overseas sales represented almost 100% of revenue for the twelve-months ended December 31, 2001, as was the case for the nine-month period ended December 31, 2000. During the twelve months ended December 31, 2001, SIIG, our joint venture partner in China accounted for over 10% of sales.

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

Gross margin increased from 12.5% of revenue for the nine-months ended December 31, 1999 to 13.8% of revenue for the nine-month period ended December 31, 2000. The improvement reflects the continuing efforts of the Company to lower its costs of revenue by implementing more cost efficient production processes.

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

Inventory turn and receivables turn from the twelve-month period ended December 31, 2002 and December 31, 2001 were as follows:

	Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001
Inventory turn	8.3 X	14.5 X
Receivable turn	24.6 X	62.7 X

We currently expect that for the year 2003, inventories will turn at a slightly lower rate than in the previous twelve-month period. Receivable turns in the year 2003, however, are likely to be significantly lower than in the previous twelve-month period due to the competitive market, which will likely require the Company to extend open credit terms to maintain and attract customers.

Net cash used in investing activities was $4.9 million, principally resulting from an increase in restricted cash of $2.7 million used as collateral for the Korean subsidiary's lines of credit, and $1.6 million for molds (tooling) for the factory opened in the fourth quarter of 2001 in Korea. Additionally the China joint venture acquired plant equipment totaling $0.9 million and spent $0.7 million for leasehold improvements. Offsetting the above was the maturity of marketable securities totaling $0.3 million. In addition, we recorded an adjustment of a $1.1 million relating to the write down of a note receivable from a related party due to non-payment in order to reconcile net income to net cash provided by operating activities.

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

We currently buy certain key components, including optical pick-ups, motors, central processing units and certain other integrated circuits from a limited number of suppliers including, Zoran, Mediatech, and Hitachi. We anticipate that these suppliers will manufacture sufficient quantities of these key components to meet our production requirements. If these suppliers fail to satisfy our requirements on a timely basis and at competitive prices, we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could seriously harm our operating results. Any constraints on worldwide manufacturing capacity of these key components may affect our ability to obtain adequate supplies from these manufacturers. Although our on-going relationships with our key suppliers are material in the aggregate, we do not have any specific agreement with any supplier that is material to our business. We purchase materials from suppliers on an as-needed basis through individual purchase orders, none of which is material to our business or results of operations. In certain instances, we have failed to meet the demand for our products or the scheduled shipment dates due to our inability to obtain a sufficient supply of certain key components from our suppliers. The suppliers with which we currently are working with, together with any additional supplier at which capacity might be obtained, may not be willing or able to satisfy all of our manufacturing requirements on a timely basis at favorable prices. In addition, we have encountered delays in qualifying new products and increasing new product production and could experience these delays in the future. We are also subject to the risks of service disruptions, raw material shortages and price increases by our suppliers. Such disruptions, shortages and price increases could seriously harm our operating results.

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

PART III

Item 14. Controls and Procedures

a.     Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14 (c) and 15-d as of a date (the "Evaluation date") within 90 days before the filing date of this Annual Report on Form 10-K have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective, except as noted in the next paragraph, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During our fiscal year 2002 financial reporting process, management in consultation with the Company's independent accountants identified a deficiency in our processing and monitoring of inter-company transactions, relating to the elimination of inter-company revenues and costs of goods sold, which constitutes a "reportable condition" as defined under standards established by the American Institute of Certified Public Accountants.

b.     Changes in internal controls.

Under the direction of the Audit Committee and the Board of Directors, senior management directed that the Company dedicate resources and take steps to strengthen control processes in order both to identify and rectify all past accounting misstatements and prevent the situations that resulted in the need to restate prior period financial statements from recurring. To this end, the Company is taking the following immediate steps:

  providing enhanced reporting and monitoring of inter-company transactions; and

  defining in more detail the manner in which inter-company transactions arise and should be accounted for.

The Company continues to evaluate the need for further improvements, including further formalizing its processes, procedures and policies, to its internal controls and disclosure controls and procedures.

Other than as described above, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation.

PART IV

Item 15. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements:

Digital Video Systems, Inc. Consolidated Financial Statements, the related notes thereto, and the Report of Independent Auditors are filed as a part of this Form 10-K under this Item 15.

2. Financial Statement Schedule

The following schedule of the Company is included herein:

Valuation and Qualifying Accounts (Schedule II)

All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the Consolidated Financial Statements and Notes thereto in Item 8 above.

3. Exhibits

See Item 14(c) below.

(b) Reports on Form 8-K

We filed no reports on Form 8-K during the fourth quarter ended December 31, 2002.

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

/s/ Burr, Pilger & Mayer LLP

Palo Alto, California
April 4, 2003

DIGITAL VIDEO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$ 12,330	$ 10,145
Restricted cash	5,908	3,236
Accounts receivable, less allowance for doubtful accounts of $127 and $320 for 2002 and 2001, respectively	10,749	2,135
Inventories	25,758	11,886
Marketable debt securities	427	769
Prepaid expenses and other current assets	3,402	4,747
Note receivable - related party	884	1,974
Total current assets	59,458	34,892
Property and equipment, net of depreciation	11,067	9,715
Intangibles	587	1,013
Other assets	315	16
Total assets	$ 71,427	$ 45,636
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$ 26,086	$ 16,500
Current portion of long term debt	192	172
Notes payable	4,223	1,757
Notes payable - related party	-	77
Accounts payable	13,592	3,740
Accounts payable - related party	434	2,136
Other payable	234	1,631
Accrued liabilities	3,325	3,883
Total current liabilities	48,086	29,896
Long-term liabilities-long term debt	96	264
Other long term liabilities	-	1,488
Total liabilities	48,182	31,648
Minority interest	13,434	4,877
Stockholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2002 and December 31, 2001	-	-
Common stock, $0.0001 par value, 30,000,000 shares authorized; 6,183,555 and 5,899,252 shares issued and outstanding at December 31, 2002 and 2001, respectively	1	1
Additional paid-in capital	73,334	71,350
Accumulated deficit	(64,961)	(61,970)
Accumulated other comprehensive (loss) income	1,457	(210)
Deferred compensation	(20)	(60)
Total stockholders' equity	9,811	9,111
Total liabilities and stockholders' equity	$ 71,427	$ 45,636

The accompanying notes are an integral part of these financial statements.

DIGITAL VIDEO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
	Year Ended December 31,	Year Ended December 31,	Nine Months Ended December 31,
	2002	2001	2000

Net revenue	$157,214	$159,871	$73,103
Cost of revenue	145,929	145,795	62,993
Gross profit	11,285	14,076	10,110
Operating expenses:
Research and development	3,043	2,503	2,493
Sales and marketing	2,907	2,173	1,902
General and administrative	7,054	7,612	3,467
Total operating expenses	13,004	12,288	7,862
(Loss) income from operations	(1,719)	1,788	2,248
Other income (expenses):
Interest expense	(2,050)	(1,155)	(453)
Other (expense) income	(213)	1,274	347
(Loss) gain on disposal of fixed assets	-	(12)	84
(Loss) income before minority interest and income tax provision	(3,982)	1,895	2,226
(Benefit from) provision for income taxes	(33)	722	376
(Loss) income before minority interest	(3,949)	1,173	1,850
Net minority interest income (loss)	958	(305)	(702)
Net (loss) income	$(2,991)	$ 868	$ 1,148
Basic net (loss) income per share	$ (0.50)	$ 0.16	$ 0.25
Diluted net (loss) income per share	$ (0.50)	$ 0.14	$ 0.21

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

  A significant portion of the Company's operations is based outside of the United States, principally in South Korea and China. As a result, the Company must comply with a wide variety of foreign laws and regulations. In particular, the Company may be materially adversely affected by changes in the political, social and economic conditions in these countries, and by changes in government policies with respect to such matters as laws and regulations, methods to address inflation, currency conversion and restrictions and rates and methods of taxation. During 2000 the Company changed its fiscal year end to December 31 from March 31. (See comparative unaudited financial information for the nine-month period ended December 31, 1999 in note 24).

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

  Additionally, the Company is involved in several outstanding legal matters discussed in note 21, an unfavorable outcome from one or more of these matters could result in a material adverse effect upon the Company's financial position and results of operations.

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

  Basis of Presentation

  The accompanying consolidated financial statements of DVS include the accounts of the Company, its subsidiaries and its majority owned and controlled corporate joint venture in China. All significant intercompany transactions and balances have been eliminated in consolidation and the Company's investment in the consolidated corporate joint venture has been accounted for at its historical book values. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented.

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

  Shipping and Handling Costs

  Shipping and handling costs are included in sales and marketing as an operating expense. For the year ended December 31, 2002, 2001 and the nine months ended December 31, 2000 these costs were $914, $581 and $305, respectively.

  Advertising Expense

  Advertising expenditures are charged to operations as incurred and total $126, $147, and $15 in the twelve months ending December 31, 2002, December 31, 2001 and nine months ending December 31, 2000, respectively.

  Accounting for Stock-Based Compensation

  The Company has stock-based employee compensation plans, which are described more fully in Note 16. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations.

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

  Warranty Accrual

  The Company generally warrants its products for a specific period of time against material defects. The Company provides for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts which fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. The following table reflects the change in the Company's warranty accrual during each of the three periods ended December 31, 2002 (in thousands):

	2002	2001	2000
Warranty accrual, beginning of year	$335	$128	$ -
Additions	53	207	128
Subtractions	(258)	-	-
Warranty accrual, end of year	$130	$335	$128

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

  Minority Interest

  During the year ended December 31, 2001, the Company increased its investment in DVS Korea by acquiring an additional 127,000 shares, raising its ownership in DVS Korea to 82%. Subsequently employees of DVS Korea were issued 121,000 shares in satisfaction of outstanding loans to the Company, thereby reducing the Company's ownership in DVS Korea to 74.6%. In September 2002, DVS Korea went public on the KOSDAQ Exchange issuing 6,000,000 of its common stock to the Korean public and reducing the Company's ownership in DVS Korea to 51.4%. At December 31, 2002, the Company also held a 10% ownership interest in a Joint Venture in China (see note 19) with DVS Korea holding a 51% interest and the remaining 39% held by the Chinese partner. The Company's minority interest liability increased significantly during September 2002 for the reduction of its ownership interest in DVS Korea as a result of the $10.7 million from its initial public offerings. The sale of the 23.2% interest in DVS Korea resulted in a gain from the sale of subsidiary common stock of $1,177 which has been reflected in additional paid-in capital at December 31, 2002.

  Income Taxes

  The components of income (loss) before provision for income taxes were as follows:

	Year Ended December 31,	Year Ended December 31,	Nine Months Ended December 31,
	2002	2001	2000

Domestic	$ (2,518)	$ (1,728)	$ (1,234)
Foreign	(506)	3,318	2,758
Total	$ (3,024)	$ 1,590	$ 1,524

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

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$ 10,248	$17,469
Reserves and other accrued expenses deductible for taxes not on books	(209)	876
Depreciation timing differences	(109)	(214)
Total deferred assets	9,930	18,131
Valuation allowance for deferred tax assets	(9,930)	(18,131)
Net deferred tax assets	$ -	$ -

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

  Net Income (Loss) Per Share

  The computation of net income (loss) per share was as follows:

	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Year ended December 31, 2002:
Basic (loss)	$(2,991)	5,979,350	$ (0.50)
Effect of dilutive stock options and warrants	-	-	-
Diluted loss	$(2,991)	5,979,350	$ (0.50)
Year ended December 31, 2001:
Basic income	$ 868	5,336,948	$ 0.16
Effect of dilutive stock options and warrants	-	809,068	(0.02)
Diluted income	$ 868	6,146,016	$ 0.14
Nine months ended December 31, 2000:
Basic income	$ 1,148	4,658,358	$ 0.25
Effect of dilutive stock options and warrants	-	761,004	(0.04)
Diluted income	$ 1,148	5,419,362	$ 0.21

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

	Year Ended December 31,	Year Ended December 31,	Nine Months Ended December 31,
	2002	2001	2000
Product line:
Net sales
DVD products	$ 154,943	$158,091	$71,490
CD product	2,271	730	251
All other	-	1,050	1,362
	$157,214	$159,871	$73,103

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

  Geographic information for revenues and long-lived assets for the year ended December 31, 2002, December 31, 2001 and the nine months ended December 31, 2000 are as follows:

	Year Ended December 31,	Year Ended December 31,	Nine Months Ended December 31,
	2002	2001	2000
Product line:
Net sales
Domestic	$ 1,517	$ 3,051	$ 251
Foreign	155,697	156,820	72,852
	$157,214	$159,871	$73,103
Identifiable assets
Domestic	$ 2,197	$ 5,707
Foreign	69,230	39,929
	$71,427	$45,636

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

  Joint Venture

  During 2001 the Company formalized its participation in a joint venture in China. The Company's majority owned subsidiary, DVS Korea, received a 51% ownership interest in exchange for the contribution of cash, assembly and test equipment and the execution of a Technology Investment Exchange Agreement. The Chinese partner received a 39% ownership interest in exchange for a cash contribution and the Company received the remaining 10% ownership interest in exchange for its investment of equipment. The Joint Venture Agreement has been approved by all partners and by the Chinese Government. Since the Company controls the activities of the joint venture, its financial statements have been included in the consolidated financial statements of the Company using historical book values for the Company's investments.

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

  As of March 24, 2003, the Company has issued 184,000 shares of common stock for settlement of legal issues, 94,700 shares to settle debt, and 250,000 shares to be held by the Company's legal counsel to be used if necessary in connection with the potential default on the DVSK note payable. (See Note 20).

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

  24. Selected Quarterly Financial Data (unaudited)
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

  ______

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

  ______

  (1) See Consolidated Statement of Operations.

  24. Comparative Transitional Financial Information (Unaudited)

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

  24. Comparative Transitional Financial Information (Unaudited)
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

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, State of California on this 14th day of July 2003.

DIGITAL VIDEO SYSTEMS, INC.

By: /s/ Douglas T. Watson
Douglas T. Watson
Chief Executive Officer

CERTIFICATIONS

I, Douglas T. Watson, certify that:

1. I have reviewed this Amendment No. 2 on Form 10-K/A of Digital Video Systems, Inc.;

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

Date: July 14, 2003

/s/ Douglas T. Watson
Douglas T. Watson
Chief Executive Officer
(Principal Executive Officer)

I, Robert Baker, certify that:

1. I have reviewed this Amendment No. 2 on Form 10-K/A of Digital Video Systems, Inc.;

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

Date: July 14, 2003

/s/ Robert Baker
Robert Baker
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

DIGITAL VIDEO SYSTEMS, INC.

Schedule II

Valuation and Qualifying Accounts and Reserves

(in thousands)
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
2002:
Allowance for doubtful accounts receivable	$ 320	$ 18	$ 211	$ 127
Warranty reserve	335	53	258	130
Deferred tax asset valuation allowance	18,131		8,201	9,930
Reserve for slow moving and obsolete inventory	328	82		410
2001:
Allowance for doubtful accounts receivable	$ 952	$ 423	$ 1,055	$ 320
Warranty reserve	128	207	-	335
Deferred tax asset valuation allowance	15,360	2,771	-	18,131
Reserve for slow moving and obsolete inventory	397	-	69	328
2000:
Allowance for doubtful accounts receivable	$ 4,259	$ 519	$ 3,826	$ 952
Warranty reserve	-	128	-	128
Deferred tax asset valuation allowance	15,006	354	-	15,360
Reserve for slow moving and obsolete inventory	1,411	-	1,014	397

EXHIBIT INDEX

Exhibit Number	Document
3.1	Amended and Restated Certificate of Incorporation of the Company.(1)
3.2	Bylaws of the Company.(1)
4.1	Specimen Common Stock Certificate.(3)
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

10.54	Sublease Agreement dated as of November 17, 1998 by and among Digital Video Systems, Inc., Savoir Technology Group and Technology Park Atlanta, Inc. (17)
10.55	Lease Termination Agreement dated as of November 17, 1998 by and between Digital Video Systems, Inc and Dell Enterprises. (17)
10.56	Lease agreement dated as of December 18th, 1998 by and between Digital Video Systems, Inc. and Sun and Sun LLP. (17)
10.57	Agreement dated as of February 1999 by and among Digital Video Systems, Inc., Savoir Technology Group and Technology Park Atlanta, Inc. (17)
10.58	Employment Agreement dated as of February 18, 1999 by and between Digital Video Systems, Inc. and Mali Kuo. (17)
10.59	Finder's Agreement dated as of January 8, 1999 by and between Digital Video Systems, Inc. and Mali Kuo. (17)
10.60	Agreement dated as of April 28, 1999 by and between Digital Video Systems, Inc. and Chinapro. (17)
10.61	Agreement dated as of July 28, 1999 by and between Digital Video Systems, Inc. and Shanghai Industrial Investment (Group) Co., Ltd. (17)
10.62	Purchase and Option Agreement dated as of September 30, 1999 by and between Digital Video Systems, Inc. and Oregon Power Lending Institution. (16)
10.63	Service Agreement dated January 4, 2001 by and between DVS Korea Corporation and Dong IL.(18)
10.64	Credit Agreement dated May 2, 2001 by and between DVS Korea Co., Ltd. and Woori Bank.(18)
10.65	Letter of Credit Commitment Agreement dated November 15, 2001 by and between DVS Korea Co., Ltd. and Hana Bank.(18)
10.66	Letter of Credit Commitment Agreement dated November 16, 2001 by and between DVS Korea Co., Ltd. and Hana Bank.(18)
10.67	Revolving Line of Credit Agreement dated March 22, 2002 by and between DVS Korea Co., Ltd. and Hana Bank.(18)
10.68	Revolving Line of Credit Agreement dated March 22, 2002 by and between DVS Korea Co., Ltd. and Hana Bank.(18)
10.69	Credit Agreement dated July 15, 2002 by and between DVS Korea Co., Ltd. and Korean Exchange Bank.(18)
10.70	Credit Agreement dated July 16, 2002 by and between DVS Korea Co., Ltd. and Kookmin Bank.(18)
10.71	Credit Agreement dated September 20, 2002 by and between DVS Korea Co., Ltd. and Hanmi Bank (Korea Industrial Bank).(18)
10.72	Credit Agreement dated October 17, 2002 by and between DVS Korea Co., Ltd. and Sanup Bank (Korea Industrial Bank).(18)
10.73	Loan Hypothecation Contract dated December 2002 by and between Shanghai Fangyuan Digital Technology Company, Ltd. and Shanghai Bank Caohejing Branch.(18)
10.74	Foreign Currency Loan Contract dated as of December 18, 2002 by and between Shanghai Fangyuan Digital Technology Co., Ltd. and Shanghai Bank.(18)
10.75	Technology License and Joint Development Agreement dated as of December 10, 2002 by and between Digital Video Systems, Inc. and Jeecom, Inc.(18)
21.1	List of Subsidiaries(18)
23.1	Consent of Burr, Pilger & Mayer, Inc., Independent Auditors
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

______

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

(15) Incorporated by reference to the Company's Definitive Proxy Statement filed with the Commission on April 7, 1999.

(16) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on September 30, 1999.

(17) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on July 31, 2000.

(18) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on April 15, 2003.