Form 10-Q/A
period 2003-03-31
DIGITAL VIDEO SYSTEMS INC
filed 2003-07-14
CIK 1009395

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

DIGITAL VIDEO SYSTEMS, INC.
Form 10-Q
Index

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A ("Form 10- Q/A") is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003 ("Form 10-Q") for the purpose of (1) amending Item 1 of Part I, (2) amending Item 4 of Part I, and (3) to include Exhibit 10.1 under Item 6 of Part II. Other than as set forth below, the items of the Form 10-Q continue to speak as of the date of the original filing of the Registrant's Form 10-Q, and the Registrant is not updating the disclosure in such items.

PART I. FINANCIAL INFORMATION

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

2. Accounting Changes

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the timing and amount of costs recognized as a result of restructuring and similar activities. The Company will apply SFAS No. 146 to activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's consolidated statements of income or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends SFAS No. 123, "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The Company follows APB 25 in accounting for employee stock options. The disclosure provisions of SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes. See Note 3 to Notes to Condensed Consolidated Financial Statements.

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

3. Accounting for Stock-Based Compensation

The Company accounts for stock based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,
	2003	2002
Reported net (loss) income	$ (1,989)	$ (3,513)
Add: Stock-based compensation, as reported	5	0
Deduct: Total stock-based compensation determined under fair value based method for all awards	(121)	(147)
Adjusted net (loss) income, fair value method for all stock-based awards	$ (2,105)	$ (3,660)
Basic (loss) income per share - as reported $$	$ (0.31)	$ (0.60)
Diluted (loss) income per share - as reported $$	$ (0.31)	$ (0.60)
Basic (loss) income per share - SFAS No. 123 adjusted $$	$ (0.32)	$ (0.62)
Diluted (loss) income per share - SFAS No. 123 adjusted $$	$ (0.32)	$ (0.62)

The fair value for each option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Average risk-free interest rates	2.97%	5.20%
Average expected life (in years)	2.0	2.0
Volatility $$	109% - 125%	125%

The weighted average fair value of stock awards (including restricted stock units granted in 2002) granted during the three months ended March 31, 2003 and 2002 was $0 and $2.85 respectively.

4. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income per share is computed using the weighted average number of common and potentially dilutive common shares during the periods, except those that are anti-dilutive. Basic and diluted net loss per share is calculated as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net loss	(1,989)	(3,513)
Weighted average common shares outstanding (1)	6,487	5,869
Dilutive stock options and warrants	0	0
Total fully diluted shares	6,487	5,869
Basic net loss per share	$ (0.31)	$ (0.60)
Diluted net loss per share	(0.31)	(0.60)

______

(1) At March 31, 2003, 1,145,019 shares underlying options and other warrants were excluded from the calculation of the diluted earnings per share because the effect is anti-dilutive.

5. Comprehensive Income (Loss)

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net loss	(1,989)	(3,513)
Cumulative foreign currency translation adjustments	(686)	43
Comprehensive loss	$ (2,675)	$ (3,470)

Accumulated other comprehensive income presented on the accompanying consolidated condensed balance sheet consists of the cumulative foreign currency translation adjustments.

6. Inventories

Inventories consisted of the following (in thousands)

	March 31, 2003	December 31, 2002
Inventories:
Raw materials	$ 9,059	$ 9,718
Work-in-process	6,770	8,220
Finished goods	6,222	8,230
Total inventory	22,051	26,168
Less inventory reserves	(340)	(410)
Net inventory	$ 21,711	$ 25,758

7. Segment Information

The Company is organized in a single business segment, its core business of developing, producing and marketing digital video technology related products which include DVD loaders and other DVD products. While its revenue mainly comes from DVD products, the Company also generates revenue, to a lesser extent, from computer peripherals, equipment and materials.

	Three Months Ended March 31, 2003 (in thousands)	Three Months Ended March 31, 2002 (in thousands)
Product line:
DVD products	$ 27,524	$ 21,585
Computer peripherals	158	845
Equipment & materials	-	437
Total sales	$ 27,682	$ 22,867

A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions could adversely affect operating results.

Geographic information for revenues for the three months ended March 31, 2003 and 2002 are as follows (in thousands):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Geographic:
Domestic	$ 158	$ 1,097
Other international countries	27,524	21,770
Total sales	$ 27,682	$ 22,867

During the three months ended March 31, 2003, the Company had two customers which individually accounted for over 10% of sales. The largest customer accounted for sales of approximately $7.0 million or approximately 25% of revenue, and the next largest customer accounted for sales of approximately $4.8 million or approximately 17% of revenue.

8. Note Receivable-Related Party

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

9. Warranty Accrual

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

10. Other

A foreign investment income tax credit is available to offset 75% of income taxes on the Company's foreign subsidiary and net operating loss carryforwards are available to offset current U.S. taxable income.

Intangible assets consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
Goodwill	$ -	$ -
Intangible assets of acquired businesses	2,400	2,400
Total intangible assets	2,400	2,400
Less: accumulated amortization	(1,876)	(1,813)
	$ 524	$ 587

Effective January 1, 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with an indefinite life are not amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The amortization period of intangible assets with finite lives will no longer be limited to forty years. This statement had the effect of reducing to zero the Company's amortization of goodwill effective January 1, 2002.

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

The table below summarizes the impact on the Company's financials (in thousands):

	Three Months Ended March 31,
	2003	2002
Revenue	$ 27,682	$ 22,867
Gross profit	622	133
Loss from operations	(3,515)	(3,149)
Net loss	(1,989)	(3,513)

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

The Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenue for the three month period ended March 31, 2003 compared with the three month period ended March 31, 2002. See Consolidated Statements of Operations and related notes thereto for additional details.

Percent of Revenue	Three Months Ended March 31,
	2003	2002
Revenue	100.0%	100.0%
Gross margin	2.2%	0.6%
Research and development	4.7%	3.9%
Sales and marketing	2.9%	2.8%
General and administration	7.3%	7.6%
Loss from operations	(12.7)%	(13.8)%
Net loss	(7.2)%	(15.4)%
Consolidated Revenue	Three Months Ended March 31,		% Change
	2003	2002
Amount (in thousands)	$ 27,682	$ 22,867	21%

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

Gross Profit	Three Months Ended March 31,		% Change
	2003	2002
Amount (in thousands)	$ 622	$ 133	367%
As a percentage of revenue	2.2%	0.6%	-

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

Research and Development	Three Months Ended March 31,		% Change
	2003	2002
Amount (in thousands)	$ 1,313	$ 903	45%
As a percentage of revenue	4.7%	3.9%	-

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

Sales and Marketing	Three Months Ended March 31,		% Change
	2003	2002
Amount (in thousands)	$ 800	$ 633	26%
As a percentage of revenue	2.9%	2.8%	-

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

General and Administrative	Three Months Ended March 31,		% Change
	2003	2002
Amount (in thousands)	$ 2,024	$ 1,746	16%
As a percentage of revenue	7.3%	7.6%	-

General and administrative expenses consist of administrative salaries, bonuses and benefits, insurance, facility leases, fees for legal and accounting services, investor relations and other related costs. General and administrative expenses in the quarter ended March 31, 2003 increased by $0.3 million compared to the corresponding quarter in 2002.

This increase was due to the additional administrative activities associated with the increase in revenue and establishment of production facilities in South Korea and the Joint Venture in China.

Other Income / (Expense)	Three Months Ended March 31,
	2003	2002
Amount (in thousands)	$ 899	$ (529)
As a percentage of revenue	3.3%	2.3%

Other income of $0.9 million in the three months ending March 31, 2003 consists primarily of exchange gain of $0.7 million and interest income of $0.2 million. In the three months ended March 31, 2002 other expenses totaling $0.5 million consisted of the write down of a note receivable - related party totaling $0.9 million offset by exchange gains of $0.2 million and interest and other income totaling $0.2 million.

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

Inventory turn and receivables turn from the previous twelve- month period were as follows:

Twelve Months Ended March 31, 2003
Inventory turn	9.9 X
Receivable turn	19.5 X

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

In February 2003, the Company made a strategic relocation of its main manufacturing plant in China to a new site in the Shanghai Jinqiao Export Processing Zone (EXZ). The new facility offers approximately 123,000 square feet of space. The monthly rent obligation will be $27,549, or approximately $0.23 per square foot. We expect that the monthly operating expenses at the new facility will be approximately $2,754, or approximately $0.02 per square foot. The new lease offers 50% more square footage than the former plant at the same or lower cost. Lease term is 3 years and the total future minimum lease payment under this operating lease at March 31, 2003 is $1.1 million.

We believe that with working capital of $7.8 million at March 31, 2003, and the renewal of our existing lines of credit in South Korea, now totaling $63 million of which we have taken down $23.5 million, that our operations in Asia have sufficient resources to manage both their new product plans and production requirements for the year 2003. We expect that our operations in the U.S. will require the raising of additional capital to finance MobileTouch USA. The Company is currently in discussions with investment firms and hopes to have agreements reached for this funding in the near future. However, our current and future capital requirements are substantial and we cannot be certain that financing will be available at favorable terms when required, or at all.

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

Products sold to our top five customers accounted for approximately 47% and 61% of our revenues during the year ended December 31, 2002 and quarter ended March 31, 2003, respectively. Products sold to our top 10 customers accounted for approximately 75% 88%, 67% and 80% of our revenues during the nine-month period ended December 31, 2000, the fiscal year ended December 31, 2001, the fiscal year ended December 31, 2002, and the quarter ended March 31, 2003, respectively. In the quarter ended March 31, 2003, Vestel accounted for 25% of our revenue. In the fiscal year ended December 31, 2002, Vestel accounted for 23% of our revenue. In the fiscal year ended December 31, 2001, SIIG accounted for about 37% of our revenue. In the fiscal year ended March 31, 2000, Hyundai accounted for about 36% of our revenue. In the nine-month period ended December 31, 2000, Hyundai accounted for about 42% of our revenue. No other customers accounted for more than 10% of our revenues during these three periods. If we were to lose any of these customers or experience any substantial reduction in orders from these customers, our revenues and operating results would suffer.

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

Date: July 14, 2003

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

July 14, 2003	By:	/s/ DOUGLAS T. WATSON
	Name:	Douglas T. Watson
	Title:	President and Chief Executive Officer

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
July 14, 2003	By:	/s/ ROBERT BAKER
	Name:	Robert Baker
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1 *	Lease agreement for Shanghai facility.
99.1	Certifications pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Also provided in PDF format as a courtesy.