Form 10-Q
period 2003-06-30
DIGITAL VIDEO SYSTEMS INC
filed 2003-08-14
CIK 1009395

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 or

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

    As of July 31, 2003, there were approximately 8,104,470 shares of the registrant's common stock outstanding.

DIGITAL VIDEO SYSTEMS, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Digital Video Systems, Inc.
Condensed Consolidated Balance Sheet
(in thousands)

                                                               June 30,    December 31,
                                                                 2003          2002
                                                             ------------  ------------
                                                             (Unaudited)
                          ASSETS
Current assets:
   Cash and cash equivalents............................... $     12,007  $     12,330
   Restricted cash.........................................        6,391         5,908
   Accounts receivable, net................................        7,622        10,749
   Inventories.............................................       22,224        25,758
   Marketable debt securities..............................          419           427
   Prepaid expenses and other current assets...............        3,231         3,402
   Note receivable - related party.........................          884           884
                                                             ------------  ------------
        Total current assets...............................       52,778        59,458
Property and equipment, net ...............................       12,098        11,067
Intangibles................................................          461           587
Other assets...............................................          393           315
                                                             ------------  ------------
        Total assets....................................... $     65,730  $     71,427
                                                             ============  ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit.......................................... $     26,533  $     26,086
   Current portion of long term debt.......................          191           192
   Notes payable...........................................        4,482         4,223
   Accounts payable........................................       10,886        13,592
   Accounts payable - related party........................          515           434
   Accrued liabilities.....................................        2,406         3,325
   Other payable...........................................          136           234
                                                             ------------  ------------
        Total current liabilities..........................       45,149        48,086

Long term liabilities:
  Long term liabilities - long term debt...................           --            96
                                                             ------------  ------------
Total liabilities..........................................       45,149        48,182

Minority interest..........................................       12,261        13,434

Stockholders' equity:
   Preferred stock.........................................           --            --
   Common stock............................................            1             1
   Additional paid-in capital..............................       74,684        73,334
   Accumulated other comprehensive loss....................        1,505         1,457
   Deferred compensation...................................          (11)          (20)
   Accumulated deficit.....................................      (67,859)      (64,961)
                                                             ------------  ------------
Total stockholders' equity.................................        8,320         9,811
                                                             ------------  ------------
Total liabilities and stockholders' equity................. $     65,730  $     71,427
                                                             ============  ============

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

                                                     Three Months Ended     Six Months Ended
                                                        June 30,              June 30,
                                                   --------------------  --------------------
                                                     2003       2002       2003       2002
                                                   ---------  ---------  ---------  ---------
Net revenue...................................... $  23,244  $  42,559  $  50,926  $  65,426
Cost of revenue..................................    20,304     36,840     47,364     59,574
                                                   ---------  ---------  ---------  ---------
Gross margin.....................................     2,940      5,719      3,562      5,852
                                                   ---------  ---------  ---------  ---------
Operating expenses:
  Research and development.......................     1,356        784      2,669      1,687
  Sales and marketing............................       762        489      1,562      1,122
  General and administrative.....................     1,465      1,661      3,489      3,407
                                                   ---------  ---------  ---------  ---------
     Total operating expenses....................     3,583      2,934      7,720      6,216
                                                   ---------  ---------  ---------  ---------
     (Loss) income from operations...............      (643)     2,785     (4,158)      (364)
Interest (expense) income, net...................      (291)      (288)      (543)      (764)
Other (expense) income...........................      (312)      (997)       587     (1,526)
                                                   ---------  ---------  ---------  ---------
(Loss) income before minority interest
  and income taxes...............................    (1,246)     1,500     (4,114)    (2,654)
Income tax benefit...............................        (2)       (52)        (2)       (52)
Minority interest................................       339       (733)     1,218        (92)
                                                   ---------  ---------  ---------  ---------
Net (loss) income................................ $    (909) $     715  $  (2,898) $  (2,798)
                                                   =========  =========  =========  =========

Net (loss) income per share - basic and diluted.. $   (0.13) $    0.12  $   (0.43) $   (0.48)
                                                   =========  =========  =========  =========

Weighted average common shares and
   equivalent outstanding........................     6,832      5,910      6,726      5,889
                                                   =========  =========  =========  =========

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

                                                            Six Months Ended
                                                               June 30,
                                                          ----------------------
                                                             2003        2002
                                                          ----------  ----------
Cash flows from operating activities:
Net loss................................................ $   (2,898) $   (2,798)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Minority interest...................................     (1,218)         91
    Depreciation and amortization.......................      1,217       1,328
    Issuance of common stock for service provided.......         --         200
    Write down of notes receivable......................         --       1,161
    Amortization of deferred compensation...............          9          20
Changes in operating assets and liabilities:
    Accounts receivable.................................      3,127      (9,437)
    Inventories.........................................      3,534     (17,159)
    Prepaid expenses and other current assets...........        171        (964)
    Other assets........................................        (78)       (189)
    Accounts payable....................................     (2,496)     16,200
    Accrued liabilities.................................       (105)     (1,187)
    Other payable and related party payable.............        (17)       (281)
                                                          ----------  ----------
Net cash provided by (used in) operating activities.....      1,246     (13,015)
                                                          ----------  ----------
Cash flows from investing activities:
   Acquisition of property and equipment................     (2,122)     (1,439)
   Maturities (purchase) of marketable debt securities..          8         (67)
   Increase in restricted cash..........................       (483)         --
                                                          ----------  ----------
Net cash used in investing activities...................     (2,597)     (1,506)
                                                          ----------  ----------
Cash flows from financing activities:
   Proceeds from the exercise of options and warrants...        112          45
   Proceeds from stock subscriptions....................        214          --
   Net proceeds from line of credit ....................        447          --
   Proceeds from (repayment of) notes payable...........        259        (141)
   Proceeds from line of credit borrowings..............         --      10,020
   Repayment of long term debt..........................        (97)         --
                                                          ----------  ----------
Net cash provided by financing activities...............        935       9,924
                                                          ----------  ----------
Effect of exchange rate changes.........................         93         743
                                                          ----------  ----------
Net decrease in cash and cash equivalents...............       (323)     (3,854)
Cash and cash equivalents at beginning of period........     12,330      13,381
                                                          ----------  ----------
Cash and cash equivalents at end of period.............. $   12,007  $    9,527
                                                          ==========  ==========

Supplemental disclosures:
  Interest paid......................................... $       --  $       51
                                                          ----------  ----------

  Taxes paid............................................ $       42  $       87
                                                          ----------  ----------

Supplemental disclosures of non-cash transaction:
  Issuance of common stock in payment of accounts
     payable............................................ $      210  $       --
                                                          ----------  ----------

  Issuance of common stock in payment of accrued
     liabilities........................................ $      814  $       --
                                                          ----------  ----------

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

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending December 31, 2003. All significant inter-company balances and transactions have been eliminated.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends SFAS No. 123, "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The Company follows APB 25 in accounting for employee stock options. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes. See Note 3 to Notes to Condensed Consolidated Financial Statements.

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

3.     Accounting for Stock-Based Compensation

The Company accounts for stock based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure - an Amendment of FASB Statement No. 123".

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock based compensation.

                                                         Three Months Ended     Six Months Ended
                                                             June 30,              June 30,
                                                       --------------------  --------------------
                                                         2003       2002       2003       2002
                                                       ---------  ---------  ---------  ---------
Reported net (loss) income........................... $    (909) $     715  $  (2,898) $  (2,798)

Add:  Stock-based compensation, as reported..........         4         20          9         20
Deduct:  Total stock-based compensation
   determined under fair value based method
   for all awards....................................      (153)      (147)      (274)      (294)
                                                       ---------  ---------  ---------  ---------
Adjusted net (loss) income, fair value
   method for all stock-based awards                  $  (1,058) $     588  $  (3,163) $  (3,072)
                                                       =========  =========  =========  =========
Basic and diluted (loss) income per
   share - as reported............................... $   (0.13) $    0.12  $   (0.43) $   (0.48)

Basic and diluted (loss) income per share - proforma. $   (0.15) $    0.10  $   (0.47) $   (0.52)

The fair value for each option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

                                                         Three Months Ended     Six Months Ended
                                                             June 30,              June 30,
                                                       --------------------  --------------------
                                                         2003       2002       2003       2002
                                                       ---------  ---------  ---------  ---------
Average risk-free interest rates ....................    1.57%      5.20%      1.57%      5.20%
Average expected life (in years).....................     2.0        2.0        2.0        2.0
Volatility...........................................  109%-125%    125%     109%-125%    125%

The weighted average fair value of stock awards (including restricted stock units granted in 2002) granted during the three months ended June 30, 2003 and 2002 was $1.03 and $0.97 per share, respectively. The weighted average fair value of stock awards (including restricted stock units granted in 2002) granted during the six months ended June 30, 2003 and 2002 was $1.03 and $1.18 per share, respectively.

4.    Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the periods, except those that are anti-dilutive. Basic and diluted net loss per share is calculated as follows (in thousands):

                                                         Three Months Ended     Six Months Ended
                                                             June 30,              June 30,
                                                       --------------------  --------------------
                                                         2003       2002       2003       2002
                                                       ---------  ---------  ---------  ---------
Net (loss) income.................................... $    (909) $     715  $  (2,898) $  (2,798)
                                                       =========  =========  =========  =========

Weighted average common shares
  outstanding(1).....................................     6,832      5,910      6,726      5,889
Dilutive stock options and warrants..................        --         --         --         --
                                                       ---------  ---------  ---------  ---------
Total fully diluted shares...........................     6,832      5,910      6,726      5,889
                                                       =========  =========  =========  =========

Basic net (loss) income per share.................... $   (0.13) $    0.12  $   (0.43) $   (0.48)
                                                       =========  =========  =========  =========

Diluted net (loss) income per share.................. $   (0.13) $    0.12  $   (0.43) $   (0.48)
                                                       =========  =========  =========  =========

__________

(1)     At June 30, 2003, 2,755,825 shares underlying options and other warrants were excluded from the calculation of the diluted earnings per share because the effect is anti-dilutive.

5.    Comprehensive Income (Loss)

The components of comprehensive income, net of tax, are as follows (in thousands):

                                                         Three Months Ended     Six Months Ended
                                                             June 30,              June 30,
                                                       --------------------  --------------------
                                                         2003       2002       2003       2002
                                                       ---------  ---------  ---------  ---------
Net (loss) income.................................... $    (909) $     715  $  (2,898) $  (2,798)
Cumulative foreign currency
  translation adjustments............................       734        700         48        743
                                                       ---------  ---------  ---------  ---------
  Comprehensive (loss) income........................ $    (175) $   1,415  $  (2,850) $  (2,055)
                                                       =========  =========  =========  =========

Accumulated other comprehensive income presented on the accompanying consolidated condensed balance sheet consists of the cumulative foreign currency translation adjustments.

6.    Inventories

Inventories consisted of the following (in thousands)

                                            March 31,    December 31,
                                               2003          2002
                                           ------------  ------------
Raw materials............................ $     14,077  $      9,718
Work-in-process..........................        3,676         8,220
Finished goods...........................        5,183         8,230
                                           ------------  ------------
Total inventory..........................       22,936        26,168
Less inventory reserves..................         (712)         (410)
                                           ------------  ------------
Net inventory............................ $     22,224  $     25,758
                                           ============  ============

7.    Segment Information

The Company is organized in a single business segment, its core business of developing, producing and marketing digital video technology related products which include DVD loaders and other DVD products. While its revenue mainly comes from DVD products, the Company also generates revenue, to a lesser extent, from computer peripherals, equipment and materials.

                                        Three Months Ended           Six Months Ended
                                             June 30,                    June 30,
                                     --------------------------  ------------------------
                                         2003          2002         2003         2002
                                     ------------  ------------  -----------  -----------
Product line:
    DVD products................... $     23,081  $     42,337  $    50,605  $    63,922
    Computer peripherals...........          163           222          321        1,067
    Equipment and materials........           --            --           --          437
                                     ------------  ------------  -----------  -----------
       Total sales................. $     23,244  $     42,559  $    50,926  $    65,426
                                     ============  ============  ===========  ===========

A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions could adversely affect operating results.

Geographic information for revenues for the three and six months ended June 30, 2003 and 2002 are as follows (in thousands):

                                        Three Months Ended           Six Months Ended
                                            June 30,                    June 30,
                                     --------------------------  ------------------------
                                         2003          2002         2003         2002
                                     ------------  ------------  -----------  -----------
Geographic:
  Domestic......................... $        163  $        222  $       321  $     1,319
  Other international countries....       23,081        42,337       50,605       64,107
                                     ------------  ------------  -----------  -----------
       Total sales................. $     23,244  $     42,559  $    50,926  $    65,426
                                     ============  ============  ===========  ===========

During the three months ended June 30, 2003, the Company had one customer which individually accounted for over 10% of sales. The largest customer accounted for sales of approximately $7.7 million or approximately 33% of revenue.

8.    Warranty Accrual

The Company generally warrants its products for a specific period of time against material defects. The Company provides for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts which fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. The following table reflects the change in the Company's warranty accrual during the six months ended June 30, 2003 (in thousands):

                                                            June 30,
                                                              2003
                                                          ------------
Warranty accrual, beginning of period................... $        130
Additional warranty.....................................           --
Other Payments..........................................          (76)
Warranty accrual, end of period.........................
                                                          ------------
                                                         $         54
                                                          ============

9.    Other

A foreign investment income tax credit is available to offset 75% of income taxes on the Company's foreign subsidiary and net operating loss carryforwards are available to offset current U.S. taxable income.

Intangible assets consisted of the following (in thousands):

                                              June 30,    December 31,
                                                2003          2002
                                            ------------  ------------
Intangible assets of acquired businesses.. $      2,400  $      2,400
Less: accumulated amortization............       (1,939)       (1,813)
                                            ------------  ------------
                                           $        461  $        587
                                            ============  ============

10.    Subsequent Event

In July 2003, the Company sold approximately 1,246,000 common stock units in a private placement resulting in net proceeds of approximately $1.53 million. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $2.80 per share, which is exercisable until July 7, 2006. The Company has the right to redeem any unexercised warrants for $0.10 per warrant upon 30 days notice, if the underlying shares have been registered and the Company's common stock has a closing sales price over $3.50 per share for the ten consecutive trading days on the Nasdaq SmallCap Market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and the condensed consolidated financial statements and notes thereto included herein for the three months and six months ended June 30, 2003. Except for historical information, the following discussion contains forward- looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, expected operating results, including gross margins and return to profitability, proposed introduction of new products, including anticipated features, functionality and timing thereof, expected impact on our gross margins for such new product introductions, sales of the Company's products, the markets for the Company's products, and the development of the Company's products. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, faster than expected declines in the average selling prices of our products, the uncertainty of market acceptance of DVD loaders and other Company products, continued availability of working capital as the need to extend credit terms becomes more commonplace, planned growth of the Company's operations, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, conducting business in foreign countries, such as China and South Korea, the competitive market for the Company's products and other factors described in this report under "Factors That May Affect Future Results," as well as in the Form 10-K for the year ended December 31, 2002 and the Form 10-Q for the three months ended March 31, 2003, or in other documents the Company has filed from time to time with the Securities and Exchange Commission. A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions, among other things, could adversely affect operating results.

Results of Operations

During the quarter ended June 30, 2003, the average unit selling price of DVD loaders sold to OEM DVD player manufacturers continued to decline to a level at which the Company determined that it would no longer be able to generate acceptable margins on these products. Accordingly, the Company has focused on developing products with higher margins. Our customers also experienced severe pricing pressures and in several cases initiated their own DVD loader manufacturing operations. Two of our largest customers began producing DVD loaders during the second quarter of 2003. However, to date, we have still been supplying sub assemblies, such as mechanisms and/or printed circuit boards, to these companies. These sub-assemblies have a unit selling price that is significantly lower than an assembled DVD loader but have a much higher rate of gross margin. To a certain extent, we have migrated our product offerings to these sub assemblies during the quarter ended June 30, 2003. However, we expect to continue to identify high end users, such as home theater system providers, that will pay a premium for the increased functionality and reliability of our DVD loader products. For the reasons stated above, during the quarter ended June 30, 2003 and despite the decline in revenue, our rate of gross margin increased to higher than 10%. We anticipate that our margins will continue to improve as we expect to introduce new products with the potential to produce higher margins in the third and fourth quarters of 2003.

The table below summarizes the Company's financials (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$23,244	$42,559	$50,926	$65,426
Gross profit	2,940	5,719	3,562	5,852
(Loss) Income from operations	(643)	2,785	(4,158)	(364)
Net (loss) income	(909)	715	(2,898)	(2,798)

We anticipate that revenues in the second half of 2003 will be significantly less than revenues for the same period a year ago. We expect sales of new products with stronger margins to begin in late October of 2003, and we anticipate that sales of these products will account for over 25% of our sales in the second half of 2003. Given the expected improvements in gross margins and the further reductions anticipated in our operating expenses, we expect a return to profitability in the fourth quarter of 2003.

Working capital at June 30, 2003 was $7.6 million, a decrease of $3.8 million, or 33%, from $11.4 million at December 31, 2002. We believe that with working capital of $7.6 million at June 30, 2003, and the renewal of our existing lines of credit in South Korea, now totaling $56 million of which we have taken down $26.5 million, our operations in Asia have sufficient resources to execute both their new product plans and production requirements for the year 2003. In July of 2003 the Company sold shares of its common stock in a private offering that raised proceeds of approximately $1.8 million. We expect that our operations in the U.S. will require the raising of additional capital to finance MobileTouch USA, a wholly owned subsidiary of the Company engaged in the development of new products and applications directed at the corporate and consumer mobile applications market.

The Three Months Ended June 30, 2003
Compared to the Three Months Ended June 30, 2002

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenue for the three month period ended June 30, 2003 compared with the three month period ended June 30, 2002. See Consolidated Statements of Operations and related notes thereto for additional details.

Percent of Revenue	Three Months Ended June 30,
	2003	2002
Revenue	100.0%	100.0%
Gross margin	12.6%	13.4%
Research and development	5.8%	1.8%
Sales and marketing	3.3%	1.2%
General and administration	6.3%	3.9%
(Loss) income from operations	(2.8)%	6.5%
Net (loss) income	(3.9)%	1.7%

Consolidated Revenue	Three Months Ended June 30,		% Change
	2003	2002
Amount (in thousands)	$ 23,244	$ 42,559	(45%)

Total revenue decreased by $19.3 million, or 45%, for the three months ended June 30, 2003 as compared with the three months ended June 30, 2002. This decrease is primarily attributable to the overall decrease in demand for DVD loaders from two of our major customers following the commencement of their own DVD loader production operations. These customers began procuring only sub-assemblies from the Company which resulted in significantly lower revenues in the quarter ended June 30, 2003. Most notably Vestel, which accounted for over 20% of total revenue in 2002 and 25% of total revenue in the first quarter 2003, respectively, accounted for less than 4% of total revenue in quarter ended June 30, 2003.

In the three months ended June 30, 2003, sales in China were approximately $2.4 million or 10% of revenue as compared with $28.3 million or 70% of revenue for the three months ended June 30, 2002. This decrease in revenue in China is partly attributable to a decrease in the volume of loaders shipped as compared to the same period a year ago, and to a much greater extent a significant decrease in the average unit selling price of our products. During the three months ended June 30, 2003, Daewoo accounted for approximately 33% of the Company's sales.

Gross Profit	Three Months Ended June 30,		% Change
	2003	2002
As a percentage of revenue	12.6%	13.4%	-
Amount (in thousands)	$ 2,940	$ 5,719	(49%)

During the three months ended June 30, 2003, gross margin was $2.9 million or 12.6% of revenue, as compared to $5.7 million or 13.4% for the three months ended June 30, 2002. The decrease in gross margins in the second quarter reflects the decrease in average unit selling prices of our products during the three months ended June 30, 2003. We expect that our gross margins will improve in the future. In this regard, our new product engineering group in South Korea is currently developing DVD players for the automotive market and rewritable drives that we expect will provide higher rates of gross margin. Working prototypes of both these products were shown at our Korean subsidiary's annual meeting in March 2003. We anticipate that the introduction of these products will occur late in the third quarter of 2003 or in fourth quarter of 2003. Our development efforts are ongoing and we expect to continue product development in future periods.

Research and Development	Three Months Ended June 30,		% Change
	2003	2002
Amount (in thousands)	$ 1,356	$ 784	73%
As a percentage of revenue	5.8%	1.8%	-

Research and development expenses consist primarily of personnel and equipment prototype costs required for the Company's product development efforts. Research and development spending in this quarter increased to 5.8% of revenue, compared with 1.8% of revenue in the corresponding quarter a year ago. This increase is primarily attributable to new product development initiated both in South Korea and in the United States by MobileTouch Korea and MobileTouch USA, each a wholly owned subsidiary of DVS Korea and the Company, respectively. The subsidiaries working in partnership with Jeecom, Inc. are developing new products and applications directed at the corporate and consumer mobile applications market, with a particular focus on media rich applications for the consumer market.

Sales and Marketing	Three Months Ended June 30,		% Change
	2003	2002
Amount (in thousands)	$ 762	$ 489	56%
As a percentage of revenue	3.3%	1.2%	-

Sales and marketing expenses consist primarily of personnel and consulting costs related to our sales process and the marketing of our products, as well as sales commissions and expenses related to promotional activities. Sales and marketing expenses for the three-month period ended June 30, 2003 increased in dollar terms by $0.3 million, or 56%, as compared with the corresponding quarter of 2002. The increase in dollar terms resulted from additional sales and marketing activities necessary for new product introductions such as, DVD players, rewritable drives, and audio-video loaders and players for the automotive market.

General and Administrative	Three Months Ended June 30,		% Change
	2003	2002
Amount (in thousands)	$ 1,465	$ 1,661	(12%)
As a percentage of revenue	6.3%	3.9%	-

General and administrative expenses consist of administrative salaries, bonuses and benefits, insurance, facility leases, fees for legal and accounting services, investor relations and other related costs. General and administrative expenses in the quarter ended June 30, 2003 decreased by $0.2 million, or 12%, as compared to the corresponding quarter in 2002. This decrease is primarily attributable to lower administrative expenses related to the reduction of professional fees and consulting services.

Other Income / (Expense)	Three Months Ended June 30,
	2003	2002
Amount (in thousands)	$ (312)	$ (997)
As a percentage of revenue	1.3%	2.3%

Other expense of $0.3 million in the three months ending June 30, 2003 consists primarily of an exchange loss of $0.2 million and other expense of $0.1 million. In the three months ended June 30, 2002 other expenses totaling $1.0 million consisted of exchange loss of $0.6 million, a further written down of a note receivable - related party of $0.2 million, and other income and expenses of $0.2 million. The decrease in the other expense is primarily attributable to a lower exchange loss and the absence of the write down on the note receivable.

The Six Months Ended June 30, 2003
Compared with the Six Months Ended June 30, 2002

The following table sets forth certain income and expense items expressed as a percentage of the Company's total revenue for the six-month period ended June 30, 2003 compared to the corresponding period in 2002. See Condensed Consolidated Statements of Operations.

Percent of Revenue	Six Months Ended June 30,
	2003	2002
Revenue	100.0%	100.0%
Gross margin	7.0%	8.9%
Research and development	5.2%	2.6%
Sales and marketing	3.1%	1.7%
General and administration	6.9%	5.2%
(Loss) Income from operations	(8.2%)	(0.6%)
Net (loss) income	(5.7%)	(4.3%)

In the six months ended June 30, 2002 we wrote down a note receivable from a related party in the amount of $1.2 million representing 1.8% of revenue. The write down was charged to other expenses.
Consolidated Revenue	Six Months Ended June 30,		% Change
	2003	2002
Amount (in thousands)	$ 50,926	$ 65,426	(22%)

Total revenue decreased by $14.5 million, or 22%, for the six months ended June 30, 2003 compared with the six months ended June 30, 2002. This decrease is partly attributable to a decrease in the volume of loaders shipped as compared to the same period a year ago, and to a much greater extent a significant decrease in the average unit selling price of over 20%.

In the six months ended June 30, 2003, sales in China were approximately $9.5 million or 19% of revenue, as compared to $45.3, or 69% of revenue for the same period a year ago. This change was attributable to shipping products directly to customers during the six months ended June 30, 2003, as opposed to shipping products through distributors in China during the same period a year ago.

Gross Profit	Six Months Ended June 30,		% Change
	2003	2002
Amount (in thousands)	$ 3,562	$ 5,852	(39%)
As a percentage of revenue	7.0%	8.9%

During the six months ended June 30, 2003, gross margin was $3.6 million or 7.0% of revenue, as compared to $5.9 million, or 8.9% of revenue for the six months ended June 30, 2002. This decline in gross margin is primarily attributable to the decrease in the average unit selling price of our products during the six months ended June 30, 2003. Margins have decreased during the six months ended June 30, 2003 primarily due to the continued pricing pressures on the DVD loader unit. To some extent, sales of higher margin products, such as sub-assemblies, in the quarter ended June 30, 2003 have moderated the effect of the downward pricing pressure on our DVD loaders for the quarter and the six months ended June 30, 2003.

Research and Development	Six Months Ended June 30,		% Change
	2003	2002
Amount (in thousands)	$ 2,669	$ 1,687	58%
As a percentage of revenue	5.2%	2.6%

Research and development expenses consist primarily of personnel and equipment prototype costs required for the Company's product development efforts. Research and development spending during the six months ended June 30, 2003 increased to 5.2% of revenue, compared with 2.6% for the corresponding period a year ago. This increase is primarily attributable to new product development initiated both in South Korea and in the United States by MobileTouch Korea and MobileTouch USA, each a wholly owned subsidiary of DVS Korea and the Company, respectively. The subsidiaries working in partnership with Jeecom, Inc. are developing new products and applications directed at the corporate and consumer mobile applications market, with a particular focus on media rich applications for the consumer market.

Sales and Marketing	Six Months Ended June 30,		% Change
	2003	2002
Amount (in thousands)	$ 1,562	$ 1,122	39%
As a percentage of revenue	3.1%	1.7%	-

Sales and marketing expenses consist primarily of personnel costs related to our sales process and the marketing of our products, as well as sales commissions and expenses related to promotional activities. Sales and marketing expenses for the six-month period ended June 30, 2003 increased by $0.4 million, or 39%, as compared to the corresponding period of 2002. This increase in sales and marketing expenses is primarily attributable to increased sales, marketing and promotional activities related to the introduction of new higher margin products. We expect our sales and marketing expenses to continue at approximately the same level in absolute dollar terms through 2003 as we continue to sell and market new products.

General and Administrative	Six Months Ended June 30,		% Change
	2003	2002
Amount (in thousands)	$ 3,489	$ 3,407	2%
As a percentage of revenue	6.9%	5.2%	-

General and administrative expenses consist of administrative salaries, bonuses and benefits, insurance, facility leases, fees for legal and accounting services, investor relations and other related costs. General and administrative expenses during the six months ended June 30, remained relatively unchanged in absolute dollar terms as compared to the corresponding period in 2002. The increase in general and administrative expenses as a percentage of revenue is primarily attributable to the decrease in revenue during the six months ended June 30, 2003. We expect to reduce our general and administrative expenses during the second half of 2003.

Liquidity and Capital Resources

At June 30, 2003, the Company had $18.4 million of cash and equivalents, of which $6.4 million was restricted as collateral for lines of credit. Working capital declined slightly from $7.8 million at March 31, 2003 to $7.6 million at June 30, 2003. At December 31, 2002, the Company had working capital of nearly $11.4 million.

Net cash provided by operating activities was $1.2 million for the six months ended June 30, 2003 as compared with $13 million used in operating activities in the six months ended June 30, 2002. Cash was provided as accounts receivable and inventories declined by $3.1 and $3.5 million, respectively, and prepaid expenses and other current assets decreased by $0.1 million, and non-cash charges for depreciation and amortization decreased by $1.2 million. The use of cash by operating activities was attributable to net losses of $2.9 million, with a decrease in accounts payable of $2.5 million and a non-cash change in minority interest of $1.2 million.

The decline of the accounts receivable of $3.1 million was attributable to a decrease in revenues in the most recent quarter compared to the comparable period in the prior year. Inventories have been reduced for the period ending June 30, 2003 consistent with our expected operations for the second half of 2003.

Net cash used in investing activities was $2.6 million for the six months ended June 30, 2003, primarily consisting of the increase in restricted cash of $0.5 million and the acquisition of property and equipment for $2.1 million. Tooling for new products in the period totaled $0.6 million and leasehold improvements to the new production facilities in South Korea and China totaled $1.1 million. The remaining $0.4 million was an investment in factory and computer equipment.

Net cash provided by financing activities was $0.9 million for the six months ended June 30, 2003 as compared to $9.9 million during the six months ended June 30, 2002. The cash provided by financing activities in this period was primarily borrowings of $0.5 million from a line of credit, $0.1 million from notes payable, and $0.3 million of proceed from the sales of shares of common stock and the exercise of options and warrants. Our cash obtained from financing activities for the comparable period a year ago consisted of borrowings of $10.0 million by our Korean subsidiary under credit lines.

Inventory turn and receivables turn from the previous twelve- month periods were as follows:

	Twelve Months Ended June 30, 2003	Twelve Months Ended December 31, 2002
Inventory turn	5.2 X	8.3 X
Receivable turn	14.9 X	24.6 X

We currently expect that for the year ended 2003, our inventories will turn at a slightly lower rate than in the previous twelve-month period. We expect receivable turns, however, in the year 2003 to be significantly lower than in the previous twelve-month period due to the current competitive market that would require the Company to extend open credit terms to maintain and attract customers.

In February 2003, the Company made a strategic relocation of its main manufacturing plant in China to a new site in the Shanghai Jinqiao Export Processing Zone (EXZ). The new facility offers approximately 123,000 square feet of space. The monthly rent obligation will be $27,549, or approximately $0.23 per square foot. We expect that the monthly operating expenses at the new facility will be approximately $2,754, or approximately $0.02 per square foot. The new lease offers 50% more square footage than the former plant at the same or lower cost. The term is 3 years and the total future minimum lease payment under this lease was $1.0 million at June 30, 2003.

We believe that with working capital of $7.6 million at June 30, 2003, and the renewal of our existing lines of credit in South Korea, now totaling $56 million of which we have taken down $26.5 million, that our operations in Asia have sufficient resources to execute both their new product plans and production requirements for the year 2003. In July of 2003 the Company sold shares of its common stock in a private offering that raised proceeds of approximately $1.8 million. We expect that our operations in the U.S. will require the raising of additional capital to finance MobileTouch USA, a wholly owned subsidiary of the Company engaged in the development of new products and applications directed at the corporate and consumer mobile applications market.

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

In addition to the losses incurred in the six months ended June 30, 2003 and during the year ended December 31, 2002, we have incurred substantial net losses in the past, as recently as, among others, fiscal years ended March 31, 1999, 1998 and 1997. We also expect to generate losses as we invest heavily in R&D personnel and engineers in connection with our research and development efforts related to new product development during 2003. Our recent quarterly and annual operating results have fluctuated, and will continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are not within our control:

  the availability, timely delivery and cost of components from our suppliers;

  competitive pressures and related changes in selling prices;

  fluctuations in manufacturing yields and significant yield losses which affect our ability to fulfill orders;

  recent trends by current and former customers to implement their own DVD loader manufacturing operations, and whether entities that do so continue to buy sub-assemblies from us.

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

Sales of products overseas accounted for 90.8%, 99.7%, 98.1%, 99.0% and 99.4% of our revenues in the fiscal year ended March 31, 2000, the nine-month period ended December 31, 2000, the fiscal year ended December 31, 2001, the fiscal year ended December 31, 2002 and the six- month period ended June 30, 2003, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

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

Products sold to our top five customers accounted for approximately 47% and 61% of our revenues during the year ended December 31, 2002 and the six-month period ended June 30, 2003, respectively. Products sold to our top 10 customers accounted for approximately 75% 88%, 67% and 77% of our revenues during the nine-month period ended December 31, 2000, the fiscal year ended December 31, 2001, the fiscal year ended December 31, 2002, and the six-month period ended June 30, 2003, respectively. In the quarter ended June 30, 2003, Daewoo accounted for 33% of our revenue. In the fiscal year ended December 31, 2002, Vestel accounted for 23% of our revenue. In the fiscal year ended December 31, 2001, SIIG accounted for about 37% of our revenue. In the fiscal year ended March 31, 2000, Hyundai accounted for about 36% of our revenue. In the nine-month period ended December 31, 2000, Hyundai accounted for about 42% of our revenue. No other customers accounted for more than 10% of our revenues during these three periods. If we were to lose any of these customers or experience any substantial reduction in orders from these customers, our revenues and operating results would suffer.

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

To permit the growth of our business operations in the future, we need to expand our production capacity and bring new products to market, which will likely require significant working capital. We have established credit facilities with certain Korean banks with a total borrowing limit of about $56 million as of June 30, 2003. We have also formed alliances with state-run businesses in China, which have committed to substantial amounts of trade credit and financing for production in China under certain terms. However, there is no assurance that these credit facilities will always be available. We may also need to sell shares of our common stock or seek additional borrowings or outside capital infusions in the future. We cannot assure you that such financing options will be available on terms acceptable to us, if at all, and at the time and place that we need them. In addition, if we issue shares of our common stock, our shareholders will experience dilution with respect to their investment.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investments consist primarily of commercial paper and certificates of deposits. Due to the nature of our investments, we believe that there is no material risk exposure. Cash equivalents and short- term investment are carried at cost, which approximates market value, and investments in marketable debt securities are carried at amortized cost, which approximates market value.

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

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Under the direction of the Audit Committee and the Board of Directors, senior management directed that the Company dedicate resources and take steps to strengthen control processes in order both to identify and rectify all past accounting misstatements and prevent the situations that resulted in the need to restate prior period financial statements from recurring. To this end, the Company has taken the following steps:

  provided enhanced reporting and monitoring of inter- company transactions; and

  defined in more detail the manner in which inter-company transactions arise and should be accounted for.

The Company continues to evaluate the need for further improvements, including further formalizing its processes, procedures and policies, to its internal controls and disclosure controls and procedures.

Other than as described above, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission to Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1    Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certifications pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 16, 2003, the Company filed a current report on Form 8-K dated April 5, 2003 with the Securities and Exchange Commission to furnish a press release to report the Company's results for the year ended December 31, 2002. In accordance with SEC Release No. 333-8216, this information, intended to be furnished under "Item 12. Results of Operations and Financial Condition," was instead furnished under "Item 9. Regulation FD Disclosure." In addition, the above referenced press release contained information regarding the Company's restatement of revenues for the quarter and nine months ended September 30, 2002.

The Company filed no other Reports on Form 8-K during the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003

DIGITAL VIDEO SYSTEMS, INC.

By: /s/ DOUGLAS T. WATSON
Douglas T. Watson
Chief Executive Officer
(Principal Executive Officer)

/s/ ROBERT BAKER
Robert Baker
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.