Form 10-Q
period 2003-09-30
DIGITAL VIDEO SYSTEMS INC
filed 2003-11-14
CIK 1009395

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003 or

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

    As of September 30, 2003, there were approximately 8,175,898 shares of the registrant's common stock outstanding.

DIGITAL VIDEO SYSTEMS, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Digital Video Systems, Inc.
Condensed Consolidated Balance Sheet
(in thousands)

                                                             September 30, December 31,
                                                                 2003          2002
                                                             ------------  ------------
                                                             (Unaudited)
                          ASSETS
Current assets:
   Cash and cash equivalents............................... $      8,258  $     12,330
   Restricted cash.........................................        6,219         5,908
   Accounts receivable, net................................        8,118        10,749
   Inventories.............................................       26,480        25,758
   Marketable debt securities..............................          438           427
   Prepaid expenses and other current assets...............        4,003         3,402
   Note receivable - related party.........................        1,084           884
                                                             ------------  ------------
        Total current assets...............................       54,600        59,458
Property and equipment, net ...............................       12,282        11,067
Intangibles................................................          398           587
Other assets...............................................          601           315
                                                             ------------  ------------
        Total assets....................................... $     67,881  $     71,427
                                                             ============  ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit.......................................... $     27,722  $     26,086
   Current portion of long term debt.......................           --           192
   Notes payable...........................................        5,085         4,223
   Accounts payable........................................       11,335        13,592
   Accounts payable - related party........................          515           434
   Accrued liabilities.....................................        2,322         3,325
   Other payable...........................................           87           234
                                                             ------------  ------------
        Total current liabilities..........................       47,066        48,086

Long term liabilities:
  Long term liabilities - long term debt...................           --            96
                                                             ------------  ------------
Total liabilities..........................................       47,066        48,182

Minority interest..........................................       12,009        13,434

Stockholders' equity:
   Preferred stock.........................................           --            --
   Common stock............................................            1             1
   Additional paid-in capital..............................       76,402        73,334
   Accumulated other comprehensive loss....................        1,864         1,457
   Deferred compensation...................................           (6)          (20)
   Accumulated deficit.....................................      (69,455)      (64,961)
                                                             ------------  ------------
Total stockholders' equity.................................        8,806         9,811
                                                             ------------  ------------
Total liabilities and stockholders' equity................. $     67,881  $     71,427
                                                             ============  ============

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

                                                         Three Months Ended    Nine Months Ended
                                                            September 30,         September 30,
                                                       --------------------  --------------------
                                                         2003       2002       2003       2002
                                                       ---------  ---------  ---------  ---------
Net revenue.......................................... $  19,677  $  47,756  $  70,603  $ 113,182
Cost of revenue......................................    17,469     43,184     64,833    102,758
                                                       ---------  ---------  ---------  ---------
Gross margin.........................................     2,208      4,572      5,770     10,424
                                                       ---------  ---------  ---------  ---------
Operating expenses:
  Research and development...........................     1,364        953      4,033      2,640
  Sales and marketing................................       634        879      2,196      2,001
  General and administrative.........................     1,519      1,266      5,008      4,673
                                                       ---------  ---------  ---------  ---------
     Total operating expenses........................     3,517      3,098     11,237      9,314
                                                       ---------  ---------  ---------  ---------
     (Loss) income from operations...................    (1,309)     1,474     (5,467)     1,110
Interest (expense) income, net.......................      (378)      (625)      (921)    (1,389)
Other (expense) income...............................      (732)     1,503       (145)       (23)
                                                       ---------  ---------  ---------  ---------
(Loss) income before minority interest
  and income taxes...................................    (2,419)     2,352     (6,533)      (302)
Income tax benefit (provision).......................       230       (280)       228       (332)
Minority interest....................................       593       (225)     1,811       (317)
                                                       ---------  ---------  ---------  ---------
Net (loss) income.................................... $  (1,596) $   1,847  $  (4,494) $    (951)
                                                       =========  =========  =========  =========

Net (loss) income per share - basic and diluted...... $   (0.20) $    0.31  $   (0.63) $   (0.16)
                                                       =========  =========  =========  =========

Weighted average common shares and
   equivalent outstanding............................     7,949      5,889      7,090      5,889
                                                       =========  =========  =========  =========

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                          ----------------------
                                                             2003        2002
                                                          ----------  ----------
Cash flows from operating activities:
Net loss................................................ $   (4,494) $     (951)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Minority interest...................................     (1,811)        317
    Depreciation and amortization.......................      2,091       1,999
    Issuance of common stock for service provided.......        166         200
    Write (up) down of notes receivable.................       (200)        730
    Allowance for doubtful accounts.....................       (200)         --
    Amortization of deferred compensation...............         14          30
    Extinguishment of accounts payable in connection
        with legal settlement...........................        334          --
    Deferred tax assets.................................       (284)         --
    Noncash interest expense............................        132          --
Changes in operating assets and liabilities:
    Accounts receivable.................................      2,831     (10,479)
    Inventories.........................................       (722)    (41,538)
    Prepaid expenses and other current assets...........       (313)       (621)
    Other assets........................................         (2)        (28)
    Accounts payable....................................     (2,379)     30,648
    Accrued liabilities.................................       (197)       (957)
    Other payable and related party payable.............        (66)        427
                                                          ----------  ----------
Net cash used in operating activities...................     (5,100)    (20,223)
                                                          ----------  ----------
Cash flows from investing activities:
   Acquisition of property and equipment................     (3,117)     (2,465)
   Maturities (purchase) of marketable debt securities..        (11)        (54)
   Increase in restricted cash..........................       (311)     (2,658)
                                                          ----------  ----------
Net cash used in investing activities...................     (3,439)     (5,177)
                                                          ----------  ----------
Cash flows from financing activities:
   Proceeds from the exercise of options and warrants...        113          45
   Proceeds from sale of subsidiary stock...............         55      10,673
   Proceeds from sale of stock, net.....................      1,035          --
   Proceeds from bridge loans...........................        261          --
   Net proceeds from line of credit ....................      1,636         (64)
   Proceeds from (repayment of) notes payable...........        862         (18)
   Proceeds from line of credit borrowings..............         --      19,062
   Repayment of long term debt..........................       (288)         --
                                                          ----------  ----------
Net cash provided by financing activities...............      3,674      29,698
                                                          ----------  ----------
Effect of exchange rate changes.........................        793         709
                                                          ----------  ----------
Net (decrease) increase in cash and cash equivalents....     (4,072)      5,007
Cash and cash equivalents at beginning of period........     12,330      10,145
                                                          ----------  ----------
Cash and cash equivalents at end of period.............. $    8,258  $   15,152
                                                          ==========  ==========

Supplemental disclosures:
  Interest paid......................................... $      933  $    1,036
                                                          ----------  ----------

  Taxes paid............................................ $       60  $      466
                                                          ----------  ----------

Supplemental disclosures of non-cash transaction:
  Issuance of common stock in payment of accounts
     payable............................................ $      210  $       --
                                                          ----------  ----------

  Issuance of common stock in payment of accrued
     liabilities........................................ $      813  $       --
                                                          ----------  ----------

  Issuance of common stock in other receivables......... $      247  $       --
                                                          ----------  ----------

See accompanying notes to condensed consolidated financial statements.

Digital Video Systems, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Digital Video Systems, Inc. (the Company or DVS) include the accounts of the Company and its subsidiaries. The statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented. Operating results for the three-month and nine- month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending December 31, 2003. All significant inter-company balances and transactions have been eliminated.

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

2. Recent Accounting Pronouncements

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of these instruments were previously classified as equity. Although some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements", the remainder are consistent with FASB's intention to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact to the condensed consolidated financial statements related to SFAS 150 for the nine months ended September 30, 2003.

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

                                                         Three Months Ended    Nine Months Ended
                                                            September 30,         September 30,
                                                       --------------------  --------------------
                                                         2003       2002       2003       2002
                                                       ---------  ---------  ---------  ---------
Reported net (loss) income........................... $  (1,596) $   1,847  $  (4,494) $    (951)

Add:  Stock-based compensation, as reported..........         5         10         14         30
Deduct:  Total stock-based compensation
   determined under fair value based method
   for all awards....................................      (168)      (147)      (442)      (441)
                                                       ---------  ---------  ---------  ---------
Adjusted net (loss) income, fair value
   method for all stock-based awards                  $  (1,759) $   1,710  $  (4,922) $  (1,362)
                                                       =========  =========  =========  =========
Basic and diluted (loss) income per
   share - as reported............................... $   (0.20) $    0.31  $   (0.63) $   (0.16)

Basic and diluted (loss) income per share - proforma. $   (0.22) $    0.29  $   (0.69) $   (0.23)

The fair value for each option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

                                                         Three Months Ended    Nine Months Ended
                                                            September 30,         September 30,
                                                       --------------------  --------------------
                                                         2003       2002       2003       2002
                                                       ---------  ---------  ---------  ---------
Average risk-free interest rates ....................    1.61%      5.20%      1.58%      5.20%
Average expected life (in years).....................     2.0        2.0        2.0        2.0
Volatility...........................................    155%       125%     109%-155%    125%

The weighted average fair value of stock awards (including restricted stock units granted in 2002) granted during the three months ended September 30, 2003 and 2002 was $1.28 and $0.97 per share, respectively. The weighted average fair value of stock awards (including restricted stock units granted in 2002) granted during the nine months ended September 30, 2003 and 2002 was $1.07 and $1.18 per share, respectively.

4. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the periods, except those that are anti-dilutive. Basic and diluted net loss per share is calculated as follows (in thousands):

                                                         Three Months Ended    Nine Months Ended
                                                            September 30,         September 30,
                                                       --------------------  --------------------
                                                         2003       2002       2003       2002
                                                       ---------  ---------  ---------  ---------
Net (loss) income.................................... $  (1,596) $   1,847  $  (4,494) $    (951)
                                                       =========  =========  =========  =========

Weighted average common shares
  outstanding(1).....................................     7,949      5,889      7,090      5,889
Dilutive stock options and warrants..................        --         --         --         --
                                                       ---------  ---------  ---------  ---------
Total fully diluted shares...........................     7,949      5,889      7,090      5,889
                                                       =========  =========  =========  =========

Basic and diluted net loss income per share.......... $   (0.20) $    0.31  $   (0.63) $   (0.16)
                                                       =========  =========  =========  =========

(1) At September 30, 2003, 4,824,207 shares underlying options and other warrants were excluded from the calculation of the diluted earnings per share because the effect is anti-dilutive.

5. Comprehensive Income (Loss)

The components of comprehensive income, net of tax, are as follows (in thousands):

                                                         Three Months Ended    Nine Months Ended
                                                            September 30,         September 30,
                                                       --------------------  --------------------
                                                         2003       2002       2003       2002
                                                       ---------  ---------  ---------  ---------
Net (loss) income.................................... $  (1,596) $   1,847  $  (4,494) $    (951)
Cumulative foreign currency
  translation adjustments............................       359        (34)       407        709
                                                       ---------  ---------  ---------  ---------
  Comprehensive (loss) income........................ $  (1,237) $   1,813  $  (4,087) $    (242)
                                                       =========  =========  =========  =========

Accumulated other comprehensive income presented on the accompanying consolidated condensed balance sheet consists of the cumulative foreign currency translation adjustments.

6. Inventories

Inventories consisted of the following (in thousands):

                                            September 30, December 31,
                                                2003          2002
                                            ------------  ------------
Raw materials............................. $     15,311  $      9,718
Work-in-process...........................        4,422         8,220
Finished goods............................        7,714         8,230
                                            ------------  ------------
Total inventory...........................       27,447        26,168
Less inventory reserves...................         (967)         (410)
                                            ------------  ------------
Net inventory............................. $     26,480  $     25,758
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

                                              Three Months Ended          Nine Months Ended
                                                 September 30,               September 30,
                                            --------------------------  ------------------------
                                                2003          2002         2003         2002
                                            ------------  ------------  -----------  -----------
Product line:
    DVD products.......................... $     19,641  $     47,410  $    70,247  $   111,332
    Computer peripherals..................           36           343          356        1,410
    Equipment and materials...............           --             3           --          440
                                            ------------  ------------  -----------  -----------
       Total sales........................ $     19,677  $     47,756  $    70,603  $   113,182
                                            ============  ============  ===========  ===========

A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions could adversely affect operating results.

Geographic information for revenues for the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands):

                                              Three Months Ended          Nine Months Ended
                                                 September 30,               September 30,
                                            --------------------------  ------------------------
                                                2003          2002         2003         2002
                                            ------------  ------------  -----------  -----------
Geographic:
  Domestic................................ $         30  $      3,027  $       350  $     4,346
  Other international countries...........       19,647        44,729       70,253      108,836
                                            ------------  ------------  -----------  -----------
       Total sales........................ $     19,677  $     47,756  $    70,603  $   113,182
                                            ============  ============  ===========  ===========

During the three months ended September 30, 2003, the Company had four customers which individually accounted for over 10% of sales. The largest customer accounted for sales of approximately $5.7 million or approximately 29% of revenue.

8. Warranty Accrual

The Company generally warrants its products for a specific period of time against material defects. The Company provides for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts which fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. The following table reflects the change in the Company's warranty accrual during the nine months ended September 30, 2003 (in thousands):

                                                          September 30,
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
                                                          ============

9. Other

A foreign investment income tax credit is available to offset 51.4% of income taxes on the Company's foreign subsidiary and net operating loss carryforwards are available to offset current U.S. taxable income.

Intangible assets consisted of the following (in thousands):

                                            September 30,  December 31,
                                                2003          2002
                                            ------------  ------------
Intangible assets of acquired businesses.. $      2,400  $      2,400
Less: accumulated amortization............       (2,002)       (1,813)
                                            ------------  ------------
                                           $        398  $        587
                                            ============  ============

In July 2003, the Company realized a gain of approximately $0.4 million from a legal settlement. Under the terms of the settlement, the Company was released from certain liabilities in the amount of approximately $0.3 million and received cash in the amount of $0.04 million.

10. Financings

In June and July 2003, the Company issued bridge loans to certain investors in the amount of $0.3 million. In connection with these bridge loans, the Company issued warrants to purchase 130,375 shares of common stock with an exercise price of $1.65 per share. The warrants are exercisable beginning in November 2003 and expire in November 2004. The fair value of the warrants, calculated using the Black-Scholes option pricing model, totaling $0.1 million, was recorded as a discount on the loans and accreted to interest expense.

In July 2003, the Company sold 1,293,643 common stock units in a private placement resulting in net proceeds of $1.6 million, including the conversion of the bridge loans issued in June and July 2003. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $2.80 per share. The warrants are exercisable beginning in January 2004 and expire in July 2006. The Company has the right to redeem any unexercised warrants for $0.10 per warrant upon 30 days notice, if the underlying shares have been registered and the Company's common stock has a closing sales price over $3.50 per share for the ten consecutive trading days on the Nasdaq SmallCap Market. In connection with the private placement, the Company issued 129,364 warrants to purchase the common stock units issued in the private placement at $1.40 per share to the placement agent. The warrants are exercisable on the earlier of January 8, 2004 or the effective date of the registration statement covering the resale of the common stock and expire in July 2006.

11. Subsequent Events

In November 2003, the Company extinguished certain liabilities totaling $0.7 million by issuing approximately 294,000 shares of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and the condensed consolidated financial statements and notes thereto included herein for the three months and nine months ended September 30, 2003. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, expected operating results, including gross margins and return to profitability, proposed introduction of new products, including anticipated features, functionality and timing thereof, expected impact on our gross margins for such new product introductions, sales of the Company's products, the markets for the Company's products, and the development of the Company's products. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, faster than expected declines in the average selling prices of our products, the uncertainty of market acceptance of DVD loaders and other Company products, continued availability of working capital as the need to extend credit terms becomes more commonplace, planned growth of the Company's operations, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, timeliness of new product introductions, conducting business in foreign countries, such as China, South Korea and India, the competitive market for the Company's products and other factors described in this report under "Factors That May Affect Future Results," as well as in the Form 10-K for the year ended December 31, 2002 and the Form 10-Q for the three months ended March 31, 2003 and the Form 10-Q for the three months and six months ended June 30, 2003 or in other documents the Company has filed from time to time with the Securities and Exchange Commission. A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions, among other things, could adversely affect operating results.

Results of Operations

During the quarter ended September 30, 2003, the average unit selling price of DVD loaders sold to OEM DVD player manufacturers continued to decline to a level at which the Company determined that it would no longer be able to generate acceptable margins on these products. Accordingly, the Company has focused on developing products with higher margins. Our customers also experienced severe pricing pressures and in several cases initiated their own DVD loader manufacturing operations. Two of our largest customers began producing DVD loaders during the second quarter of 2003. However, to date, we have still been supplying sub assemblies, such as mechanisms and/or printed circuit boards, to these companies. These sub-assemblies have a unit selling price that is significantly lower than an assembled DVD loader but have a much higher rate of gross margin. To a certain extent, we have migrated our product offerings to these sub assemblies during the quarter ended September 30, 2003. However, we expect to continue to identify high end users, such as home theater system providers, that will pay a premium for the increased functionality and reliability of our DVD loader products. For the reasons stated above, during the quarter ended September 30, 2003 and despite the continuing decline in revenue, our rate of gross margin increased to higher than 10%. We anticipate that our margins will continue to improve as we expect to introduce new products with the potential for higher margins in the fourth quarter of 2003.

The table below summarizes the Company's financials (in thousands):

                                                         Three Months Ended    Nine Months Ended
                                                            September 30,         September 30,
                                                       --------------------  --------------------
                                                         2003       2002       2003       2002
                                                       ---------  ---------  ---------  ---------

Revenue.............................................. $  19,677  $  47,756  $  70,603  $ 113,182
Gross profit.........................................     2,208      4,572      5,770     10,424
(Loss) income from operations........................    (1,309)     1,474     (5,467)     1,110
Net (loss) income....................................    (1,596)     1,847     (4,494)      (951)

We anticipate that revenues in the fourth quarter of 2003 will be significantly less than revenues for the same period a year ago. We expect sales of new products with stronger margins to begin in late October 2003. In light of our expected improvements in gross margins and the further reductions anticipated in our operating expenses, we expect that our operating results for the fourth quarter of 2003 wi11 improve, as compared to the first three quarters of 2003.

The Three Months Ended September 30, 2003
Compared to the Three Months Ended September 30, 2002

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenue for the three month period ended September 30, 2003 compared with the three month period ended September 30, 2002. See Consolidated Statements of Operations and related notes thereto for additional details.

                                                         Three Months Ended
                                                            September 30,
                                                       --------------------
                                                         2003       2002
                                                       ---------  ---------

Revenue..............................................     100.0%    100.0%
Gross margin.........................................      11.2%      9.6%
Research and development.............................       6.9%      2.0%
Sales and marketing..................................       3.2%      1.8%
General and administration...........................       7.7%      2.7%
(Loss) income from operations........................      (6.6)%      3.1%
Net (loss) income....................................      (8.1)%      3.9%

                                                         Three months ended
                                                            September 30,
                                                       --------------------      %
                Consolidated Revenue                     2003       2002      Change
-----------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)...........................      $  19,677  $  47,756        (59)%

Total revenue decreased by $28.0 million, or 59%, for the three months ended September 30, 2003 as compared with the three months ended September 30, 2002. This decrease is primarily attributable to a significant overall decrease in demand for DVD loaders from two of our major customers following the commencement of their own DVD loader production operations. These customers began procuring only sub-assemblies from the Company which resulted in significantly lower revenues in the quarter ended September 30, 2003. Most notably, Vestel who purchased our DVD loaders for a total of approximately $30 million in 2002 has reduced their procurement of our DVD loaders to $10.5 million through September 30, 2003. In addition, we estimate total procurement from Vestel to be less than $12 million for the year 2003.

In the three months ended September 30, 2003, sales in China were approximately $2.4 million or 10% of revenue as compared with $8.3 million or 70% of revenue for the three months ended September 30, 2002. This decrease in revenue in China is partly attributable to a decrease in the volume of loaders shipped as compared to the same period a year ago, and to a much greater extent a significant decrease in the average unit selling price of our products. During the three months ended September 30, 2003, Ellion Digital Inc. accounted for approximately 29% of our total sales.

                                                         Three months ended
                                                            September 30,
                                                       --------------------      %
                    Gross Profit                         2003       2002      Change
-----------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)...........................      $   2,208  $   4,572        (52)%
As a percentage of revenue....................             11.2%      9.6%

During the three months ended September 30, 2003, gross margin was $2.2 million or 11.2% of revenue, as compared to $4.6 million or 9.6% of revenue for the three months ended September 30, 2002. We expect that our gross margins will improve in the future. In this regard, our new product engineering group in South Korea is currently developing DVD players for the automotive market and rewritable drives that we expect will provide higher rates of gross margin. Working prototypes of both these products were shown at our Korean subsidiary's annual meeting in March 2003. We anticipate that the introduction of these products will occur in the fourth quarter of 2003. Our development efforts are ongoing and we expect to continue product development in future periods.

                                                         Three months ended
                                                            September 30,
                                                       --------------------      %
              Research and Development                   2003       2002      Change
-----------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)...........................      $   1,364  $     953         43%
As a percentage of revenue....................              6.9%      2.0%

Research and development expenses consist primarily of personnel and equipment prototype costs required for our product development efforts. Research and development spending in this quarter increased to 6.9% of revenue, compared with 2.0% of revenue in the corresponding quarter a year ago. This increase is primarily attributable to new product development initiated both in South Korea and in the United States by MobileTouch Korea, a wholly owned subsidiary of DVS Korea, and MobileTouch USA, a wholly owned subsidiary of the Company. These subsidiaries working in partnership with Jeecom, Inc. are developing new products and applications directed at the corporate and consumer mobile applications market, with a particular focus on media rich applications for the consumer market. As of September 30, 2003, our developments efforts are ongoing and we expect to continue these programs in the future. Additionally, DVSK our subsidiary in Korea has been actively engaged in developing DVD products for the automotive market and DVD+RW recordable loader products.

                                                         Three months ended
                                                            September 30,
                                                       --------------------      %
                 Sales and Marketing                     2003       2002      Change
-----------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)...........................      $     634  $     879        (28)%
As a percentage of revenue....................              3.2%      1.9%

Sales and marketing expenses consist primarily of personnel and consulting costs related to our sales process and the marketing of our products, as well as sales commissions and expenses related to promotional activities. Sales and marketing expenses for the three-month period ended September 30, 2003 decreased in dollar terms by $0.2 million, or a 28% decrease from the corresponding quarter of 2002. The decrease reflects spending reductions in our sales activities to adjust to current revenue. Notwithstanding an overall decrease in sales and marketing expenses, we have maintained or increased certain marketing activities necessary for new product introductions such as, DVD players, rewritable drives, and audio-video loaders and players for the automotive market.

                                                         Three months ended
                                                            September 30,
                                                       --------------------      %
             General and Administrative                  2003       2002      Change
-----------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)...........................      $   1,519      1,266         20%
As a percentage of revenue....................              7.7%      2.7%

General and administrative expenses consist of administrative salaries, bonuses and benefits, insurance, facility leases, fees for legal and accounting services, investor relations and other related costs. General and administrative expenses in the quarter ended September 30, 2003 increased by $0.25 million, or 20%, as compared to the corresponding quarter in 2002. The increase general and administrative spending consisted of $0.1 million related to establishment of our offices in Bangalore, India, and additional general and administrative spending related to our joint venture in China of $ 0.1 million.

                                                         Three months ended
                                                            September 30,
                                                       --------------------
               Other Income/(Expense)                    2003       2002
-----------------------------------------------------  ---------  ---------
Amount (in thousands)...........................      $    (732)     1,503
As a percentage of revenue....................             (3.7)%      3.1%

Other expense of $0.7 million in the three months ending September 30, 2003 consists primarily of an exchange loss of $1.1 million offset by the favorable settlement of certain litigation totaling $0.4 million. In the three months ended September 30, 2002 other income principally consisted of exchange rate gains of $1.1 million, and $0.4 million generated from an increase in value of the common stock held by the Company as collateral for a related party note receivable.

The Nine Months Ended September 30, 2003
Compared with the Nine Months Ended September 30, 2002

The following table sets forth certain income and expense items expressed as a percentage of the Company's total revenue for the nine-month period ended September 30, 2003 compared to the corresponding period in 2002. See Condensed Consolidated Statements of Operations.

                                                         Nine Months Ended
                                                            September 30,
                                                       --------------------
                                                         2003       2002
                                                       ---------  ---------

Revenue..............................................     100.0%    100.0%
Gross margin.........................................       8.2%      9.2%
Research and development.............................       5.7%      2.3%
Sales and marketing..................................       3.1%      1.8%
General and administration...........................       7.1%      4.1%
(Loss) income from operations........................      (7.7)%      1.0%
Net (loss) income....................................      (6.4)%     (0.8)%

                                                         Nine Months Ended
                                                            September 30,
                                                       --------------------      %
                Consolidated Revenue                     2003       2002      Change
-----------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)...........................      $  70,603  $ 113,182        (38)%

Total revenue decreased by $42.6 million, or 38%, for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002. This decrease is partly attributable to a decrease in the volume of loaders shipped as compared to the same period a year ago, and to a much greater extent, a significant decrease of over 20% in the average unit selling price of our DVD loaders.

In the nine months ended September 30, 2003, sales in China were approximately $10.3 million, or 15% of revenue, as compared to $124.0 million, or 79% of revenue for the same period a year ago. This decrease in revenue in China is partly attributable to a decrease in the volume of loaders shipped as compared to the same period a year ago, and to a much greater extent a significant decrease in the average unit selling price of our products.

                                                         Nine Months Ended
                                                            September 30,
                                                       --------------------      %
                    Gross Profit                         2003       2002      Change
-----------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)...........................      $   5,770  $  10,424        (45)%
As a percentage of revenue....................              8.2%      9.2%

During the nine months ended September 30, 2003, gross margin was $5.8 million or 8.2% of revenue, as compared to $10.4 million, or 9.2% of revenue for the nine months ended September 30, 2002. This decline in gross margin is primarily attributable to the decrease in the average unit selling price of our products during the nine months ended September 30, 2003. Margins have decreased during the nine months ended September 30, 2003 primarily due to the continued pricing pressures on our DVD loader unit. To some extent, sales of higher margin products, such as sub-assemblies, in the second and third quarters of 2003 have moderated the impact of the downward pricing pressure on our DVD loaders for the nine months ended September 30, 2003.

                                                         Nine Months Ended
                                                            September 30,
                                                       --------------------      %
              Research and Development                   2003       2002      Change
-----------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)...........................      $   4,033  $   2,640         53%
As a percentage of revenue....................              5.7%      2.3%

Research and development expenses consist primarily of personnel and equipment prototype costs required for our product development efforts. Research and development spending during the nine months ended September 30, 2003 increased to 5.7% of revenue, compared with 2.3% of revenue for the corresponding period a year ago. This increase is primarily attributable to new product development initiated both in South Korea and in the United States by MobileTouch Korea, a wholly owned subsidiary of DVS Korea and MobileTouch USA, a wholly owned subsidiary of the Company. These subsidiaries are developing new products and applications directed at the corporate and consumer mobile applications market, with a particular focus on media rich applications for the consumer market. Additionally, DVSK our subsidiary in Korea has been actively engaged in developing DVD products for the automotive market and DVD+RW recordable loader products.

                                                         Nine Months Ended
                                                            September 30,
                                                       --------------------      %
                 Sales and Marketing                     2003       2002      Change
-----------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)...........................      $   2,196  $   2,001         10%
As a percentage of revenue....................              3.1%      1.8%

Sales and marketing expenses consist primarily of personnel costs related to our sales process and the marketing of our products, as well as sales commissions and expenses related to promotional activities. Sales and marketing expenses for the nine-month period ended September 30, 2003 increased by $0.2 million, or a 10% increase from the corresponding period of 2002. This increase in sales and marketing spending, as a percentage of revenue, due to lower levels of revenue for our DVD loaders. However, we expect our sales and marketing expenses to continue at approximately the same level in absolute dollar terms through 2003, as we continue to sell and market new products.

                                                         Nine Months Ended
                                                            September 30,
                                                       --------------------      %
             General and Administrative                  2003       2002      Change
-----------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)...........................      $   5,008      4,673          7%
As a percentage of revenue....................              7.1%      4.1%

General and administrative expenses consist of administrative salaries, bonuses and benefits, insurance, facility leases, fees for legal and accounting services, investor relations and other related costs. General and administrative expenses during the nine months ended September 30, 2003 increased by $0.3 million over the corresponding period in 2002, of which $0.3 million was the build up of our China operation and the remaining increase from the setup of our Mobile Touch subsidiaries. The increase in general and administrative expenses as a percentage of revenue is primarily attributable to the decrease in revenue during the nine months ended September 30, 2003. We expect to reduce our general and administrative expenses during the fourth quarter of 2003.

Liquidity and Capital Resources

At September 30, 2003, the Company had $14.5 million of cash and equivalents, of which $6.2 million was restricted as collateral for lines of credit. Working capital declined slightly from $7.6 million at June 30, 2003 to $7.5 million at September 30, 2003. At December 31, 2002, the Company had working capital of $11.4 million.

Net cash used in operating activities was $5.1 million for the nine months ended September 30, 2003 as compared with $20.2 million used in operating activities in the nine months ended September 30, 2002. Cash was provided as accounts receivable declined by $2.8 million, non-cash charges for depreciation and amortization amounted to $2.1 million, and the forgiveness of accounting and legal fees in connection with legal settlement by $0.3 million. The use of cash by operating activities was attributable to net losses of $4.5 million, with an increase in inventories and prepaid expenses and other current assets by $0.7 million and $0.3 million, respectively, a decrease in accounts payable of $2.4 million, a non-cash change in minority interest of $1.8 million, in changes to the valuation allowances for notes and accounts receivable of $0.4 million, and in the changes of deferred tax assets of $0.3 million.

The decline of accounts receivable of $2.8 million was attributable to a decrease in revenues in the recent quarter ended September 30, 2003, as compared to the comparable period in the prior year. Inventories increased by $0.7 million. Reductions in inventory are anticipated in the fourth quarter consistent with our expected level of operations.

Net cash used in investing activities was $3.4 million for the nine months ended September 30, 2003, which primarily consisted of an increase in restricted cash of $0.3 million and the acquisition of property and equipment for $3.1 million. Tooling for new products in the quarter ended September 30, 2003 totaled $1.0 million and building and leasehold improvements to the new production facilities in South Korea and China totaled $1.2 million. The remaining $0.9 million was attributable to investments in factory and computer equipment.

Net cash provided by financing activities was $3.7 million for the nine months ended September 30, 2003, as compared to $29.7 million during the nine months ended September 30, 2002. The cash provided by financing activities in this period was primarily borrowings of $1.6 million from a line of credit (Korea), $0.8 million from notes payable (China), $1.1 million in proceeds from sales of shares of common stock and the exercise of options and warrants (U.S.). Our cash obtained from financing activities for the comparable period a year ago consisted of borrowings of $19.0 million by our Korean subsidiary under credit lines and proceeds of $10.7 million from the Initial Public Offering of our subsidiary DVSK.

Inventory turn and receivables turn from the previous twelve-month periods were as follows:

                                               Twelve        Twelve
                                            Months Ended  Months Ended
                                            September 30, December 31,
                                                2003          2002
                                            ------------  ------------
  Inventory turn..........................       4.2 X         8.3 X
  Receivable turn.........................      12.3 X        24.6 X

We currently expect that for the year ended 2003, our inventories will turn at a much lower rate than in the previous twelve-month period. This change in expectation is due to the greater than expected reductions of our revenue levels. We expect receivable turns in the year 2003 to be significantly lower than in the previous twelve-month period due to the current competitive market that would require the Company to extend open credit terms to maintain and attract customers.

In February 2003, the Company made a strategic relocation of its main manufacturing plant in China to a new site in the Shanghai Jinqiao Export Processing Zone (EXZ). The new facility offers approximately 123,000 square feet of space. The monthly rent obligation will be $27,549, or approximately $0.23 per square foot. We expect that the monthly operating expenses at the new facility will be approximately $2,754, or approximately $0.02 per square foot. The new lease offers 50% more square footage than the former plant at the same or lower cost. The term is 3 years and the total future minimum lease payment under this lease was $0.9 million at September 30, 2003.

We believe that with working capital of $7.5 million at September 30, 2003, and the renewal of our existing lines of credit in South Korea, now totaling $48 million of which we have taken down $27.7 million, that our operations in Asia have sufficient resources to execute both our new product plans and satisfy production requirements for the year 2003. In July 2003, we sold shares of our common stock in a private offering that raised proceeds of approximately $1.6 million, net of issuance cost. We expect that our operations in the U.S. will require the raising of additional capital to finance our operations in the U.S. and provide funding for the development of new products and applications. Additionally, the Company is in the process of raising money for its newly formed wholly owned Indian subsidiary, DVS Electronics Pvt. Ltd. (DVSE) and we expect that additional capital raising activities will be necessary to fund our operations in India in future periods.

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

In addition to the losses incurred in the nine months ended September 30, 2003 and during the year ended December 31, 2002, we have incurred substantial net losses in the past, as recently as, among others, fiscal years ended March 31, 1999, 1998 and 1997. We also expect to generate losses as we invest heavily in R&D personnel and engineers in connection with our research and development efforts related to new product development during 2003. Our recent quarterly and annual operating results have fluctuated, and will continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are not within our control:

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

Sales of products overseas accounted for 90.8%, 99.7%, 98.1%, 99.0% and 99.5% of our revenues in the fiscal year ended March 31, 2000, the nine-month period ended December 31, 2000, the fiscal year ended December 31, 2001, the fiscal year ended December 31, 2002 and the nine- month period ended September 30, 2003, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

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

In addition, we are greatly impacted by the political, economic and military conditions in Taiwan and China, and North Korea and South Korea, which are continuously engaged in political disputes. These countries have conducted military exercises in or near the other's territorial waters and airspace. Such disputes may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. This could severely harm our business by interrupting or delaying production or shipment of our products. Any kind of activity of this nature or even rumors of such activity could severely negatively impact our operations, revenues, operating results, and stock price.

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

Products sold to our top five customers accounted for approximately 47% and 59% of our revenues during the year ended December 31, 2002 and the nine-month period ended September 30, 2003, respectively. Products sold to our top 10 customers accounted for approximately 75%, 88%, 67% and 77% of our revenues during the nine-month period ended December 31, 2000, the fiscal year ended December 31, 2001, the fiscal year ended December 31, 2002, and the nine-month period ended September 30, 2003, respectively. In the quarter ended September 30, 2003, Ellion Digital, Inc., Vestel, Malata, and GVG accounted for 29.2%, 13.9%, 13.5%, and 12.9% of our revenue, respectively. In the fiscal year ended December 31, 2002, Vestel accounted for 23% of our revenue. In the fiscal year ended December 31, 2001, SIIG accounted for about 37% of our revenue. In the fiscal year ended March 31, 2000, Hyundai accounted for about 36% of our revenue. In the nine-month period ended December 31, 2000, Hyundai accounted for about 42% of our revenue. No other customers accounted for more than 10% of our revenues during these three periods. If we were to lose any of these customers or experience any substantial reduction in orders from these customers, our revenues and operating results would suffer.

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

To permit the growth of our business operations in the future, we need to expand our production capacity and bring new products to market, which will likely require significant working capital. We have established credit facilities with certain Korean banks with a total borrowing limit of about $48 million as of September 30, 2003. We have also formed alliances with state-run businesses in China, which have committed to substantial amounts of trade credit and financing for production in China under certain terms. However, there is no assurance that these credit facilities will always be available. We may also need to sell shares of our common stock or seek additional borrowings or outside capital infusions in the future. We cannot assure you that such financing options will be available on terms acceptable to us, if at all. In addition, if we issue shares of our common stock, our shareholders will experience dilution with respect to their investment.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investments consist primarily of commercial paper and certificates of deposits. Due to the nature of our investments, we believe that there is no material risk exposure. Cash equivalents and short-term investment are carried at cost, which approximates market value, and investments in marketable debt securities are carried at amortized cost, which approximates market value.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities

During the quarterly period ended September 30, 2003, the Company issued 1,343,643 shares of its common stock and warrants to purchase approximately 1,474,018 shares of its common stock to certain accredited investors in transactions not involving any public offering. The Company received proceeds of approximately $1,811,100 from the sale of its common stock and upon the exercise of outstanding warrants issued during this period. The issuances of the securities described above were made in reliance on one or more of the exemptions from registration under the Securities Act, including those provided for by Section 4(2) and Rule 506 thereunder. The purchasers of these securities represented that they had adequate access to information about the Company.

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

(a) Exhibits

31.1 Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On August 18, 2003, the Company filed a current report on Form 8-K dated August 18, 2003 with the Securities and Exchange Commission, as amended on August 18, 2003, to furnish a press release to report the Company's results for the six months ended June 30, 2003.

The Company filed no other Reports on Form 8-K during the quarter ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003

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