Form 10-K
period 2003-12-31
DIGITAL VIDEO SYSTEMS INC
filed 2004-04-14
CIK 1009395

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes   ☐    No   ☒

      As of June 30, 2003, there were approximately 6,582,255 shares of the registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (based on the closing price for the Common Stock on the Nasdaq National Market on June 30, 2003) was approximately $10,261,468. Shares of the registrant's Common Stock held by each executive officer and director and by each entity that owns 5% or more of the registrant's Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 26, 2004, there were approximately 10,160,317 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Definitive Proxy Statement for the Registrant's 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of Registrant's fiscal year ended December 31, 2003.

DIGITAL VIDEO SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2003
INDEX

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the federal securities laws, particularly statements referencing gross margin costs and operating expenses; factory utilization rates; the sufficiency of our cash balances and cash flows for the next twelve months; potential investments of cash or stock to acquire or invest in complementary businesses, products or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "would," "could," "should," "expects," "intends," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in "Factors That May Affect Future Results" and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

PART I

Item 1. Business

Introduction

Digital Video Systems, Inc. (Nasdaq SmallCap: DVID) ("DVS"), ("DVSI") or (the "Company") is a technology company specializing in the development and application of digital video technologies that enable the convergence of data, digital audio, digital video and high-end graphics. The company's mission is to be the leading DVD (Digital Versatile Disc) solution provider. The company's current product offerings include DVD loaders (the principal hardware component of DVD players), DVD sub-systems and components.

History

Digital Video Systems, Inc. was founded in 1992 to develop, manufacture and market digital video compression and decompression hardware and software for entertainment, commercial and educational applications. Since our inception, we have been involved in the marketing and development of a variety of products and technologies in the digital video arena, such as video CD players, the design of decoder chips, networked video servers that provide near Video-on-Demand, digital Ad-Insertion systems that automatically insert digital video commercials into broadcasting programs, video players for commercial kiosk applications, DVD players under agreements with original equipment manufacturers (OEMs) or under the DVS brand name, and other products developed for the computer peripheral market. During fiscal 1997 we completed our initial public offering.

During the fiscal year ended March 31, 1999, we migrated our product offerings into DVD technology, while phasing out certain older discontinued product lines. Beginning in late 1999, due to the global over-supply of DVD-ROM drives, we stopped our production of DVD-ROM drives and devoted our DVD production lines to the production of DVD loaders, which were more profitable and in higher demand during that period. Our current product offerings primarily include DVD loaders and other DVD sub-systems and components.

Acquisition of Hyundai Electronics Industries, Co., LTD's ("Hyundai") DVD operations and formation of DVS Korea ("DVSK").

In June 1998, the Company acquired Hyundai Electronics Industries, Co., LTD's ("Hyundai") DVD operations. The purchase price was $1.0 million cash and 285,714 shares of our common stock. The shares of our common stock were issued to Hyundai in exchange for a perpetual, worldwide, royalty-free license to DVS to Hyundai's DVD technologies and related intellectual properties, subsequently modified to an assignment to the Company. The $1.0 million cash was paid to Hyundai to acquire its production equipment, inventory, production supplies, test equipment, furniture, and computer systems of Hyundai's DVD-ROM operations.

In 1998, we established DVS Korea Co., Ltd ("DVSK"), our (at that time) 100% owned Korean subsidiary with its operations based on the acquired Hyundai assets and operations.

Our prior growth was fueled by an unprecedented global appetite for our primary product, the DVD loader, the chief component of the popular DVD player. The demand for this product soon eclipsed the other items in our product line.

During this phase of advancement, DVSK focused upon two customer driven demands. These were the need to focus engineering expertise on cost-reduction efforts for our prime product, the DVD loader, in order to maximize manufacturing margins, and providing our existing OEM customers with custom design and value engineering options tailored for specific customers. To maintain and enhance our existing core business, addressing these existing customer demands took precedence over the need for new product development.

As our market share in the DVD loader market has shown the expected attrition from encroaching competition, we have sought to diversify through increased emphasis on new products such as the rewritable drive which we expect to sell into the large market and customer base that DVSK has successfully established with our DVD Loader products.

In March 2003, three DVS executives joined the DVSK board of directors to take a more active role in the day-to-day workings of this key subsidiary.

Formation of Shanghai Fangyuan Digital Technology Ltd. ("SFDT")

In late 1999, the Company and Shanghai Industrial Investment Group (SIIG) began negotiations to establish a business relationship for the purpose of manufacturing DVD loaders in Mainland China. The purpose of the Joint Venture in Shanghai China was to allow the Company to take advantage of certain tax savings and lower labor and material costs. Since many DVD player manufacturers are already located in China, the resulting shipping time and cost savings are substantial. As a result of these negotiations, Shanghai Fangyuan Digital Technology Ltd. ("SFDT") was formed. SFDT is 51% owned by our Korean subsidiary, 10% owned directly by DVS, and 39% owned by SIIG.

The manufacturing facilities of SFDT began operations in May 2001. The factory owned by our Joint Venture was vacated in February 2003 and has been leased to TRW Systems Consulting Services as of April 1, 2004. This lease expires on April 1, 2007. Our monthly rental income is $32,197. The rental income covers the expense of the new building (123,000 square feet) being leased by the Joint Venture in the Shanghai Jinqiao Export Processing Zone (EXZ).

In February 2003, the Company made a strategic relocation of its main manufacturing plant in China to a new site in the Shanghai Jinqiao Export Processing Zone (EXZ). The new facility offers approximately 123,000 square feet of space. The monthly rent obligation is $27,549, or approximately $0.23 per square foot. The monthly operating expenses at the new facility will be approximately $2,754, or approximately $0.02 per square foot. The new lease offers 50% more square footage than the former plant at the same or lower cost. The term is 3 years and the total future minimum lease payment under this lease was $0.6 million at December 31, 2003.

Korean Factory Opened

During the fourth quarter of 2001, our Korean subsidiary opened a factory in Korea to produce high end products expected to have greater margins and higher quality control. The Korea factory occupies approximately 39,000 square feet. It is situated in a 155,830 square foot parcel of land. The land is owned by the Korean government, which has granted the Company a 20-year rent-free lease. The building is owned by DVS Korea. The factory can accommodate up to six assembly lines.

Digital Video Systems Korea IPO

In September 2002, our Korean subsidiary (DVSK) successfully completed an offering of 6 million common shares on the KOSDAK (a Korean stock market) with trading beginning on October 1, 2002. The value of the proceeds to the subsidiary were approximately $11 million. The proceeds have been and are being used to fund new product activities including the DVD player for the automobile market and rewritable DVD drives for the computing and home markets.

The Company's ability to realize a higher valuation in Korea ($40 million U.S.) at the time of the IPO was a key factor in its decision to raise capital on the KOSDAQ, and reflects the Company's position as a worldwide supplier in the growing DVD market segment. The offering diluted the parent Company's ownership from 74.6% to 51.4%.

Establishment of DVS Electronics Pvt. Ltd ("DVSE")

In August 2003, we established DVS Electronics Pvt. Ltd ("DVSE"). Located in Bangalore, India, DVSE is a wholly owned subsidiary of the Company. DVSE's strategy is to become a leading provider of digital video products in India for the consumer and export markets. DVSE is in the process of establishing an end user brand under the DVS marquee for a product offering that includes DVD players and home theatre systems.

DVSE's sales and marketing operations presently consist of over 20 employees in six cities across India, including Bangalore, Chennai, Mumbai, Delhi, Cochin and Hyderabad. DVSE's headquarters are located in Bangalore. DVSE intends to develop sales channels, including a dealer and distributor network, as well as business to business and alliance initiatives with large corporations. In addition, DVSE is establishing a nationwide after sales support network for its customers.

Throughout 2004, DVSE will be implementing a marketing strategy in India to increase brand awareness and build a sustainable platform for the Company's sales. This is expected to include both mass media advertising and activities such as public relations, direct marketing, promotions and sponsorships of events.

DVSE is currently in the initial stages of establishing a manufacturing capability in India that is intended to serve both the domestic and the export markets for end consumer and component products. DVSE also plans to establish research and development (R&D) and product engineering capabilities in Bangalore, for the development of new products and services for the Indian and global markets.

Our Products

Our current product offerings consist primarily of DVD loaders, DVD players and other DVD sub-systems and components. Currently we are shifting our product development efforts to include recordable DVD loaders, or DVD+RW, for consumer electronics and DVD players and slot loaders for the automotive industry, home and portable markets.

DVD Loaders

We have developed a number of models of DVD loaders with the ATAPI or AV interfaces, which are offered with competitive pricing, quality, functionality and service. The ability to read imperfect discs is an important differentiating factor in this market and we believe that our DVD products have earned an excellent reputation with respect to this factor.

DVD+RW loader - The DRL-100 Recordable ATAPI DVD+RW loader incorporates proprietary DVS technology and is designed to offer accurate recording of digital media with low acoustic noise, superior resistance to shock, and error correction capabilities. The Company believes that this new DVD+RW loader will be used as the key system component by a wide range of recorder/player suppliers.

Automotive DVD Product Line - Products include automotive slot loaders and a range of finished products that include in-dash DVD players, DVD receivers and portable DVD players designed for automobile and home use. Some of the advanced features of the DVS line of automotive DVD units, depending on the model, include: flexible mounting at any angle; superior shock resistance and error correction; multiple media capability (8 cm as well as the standard 12 cm discs); ability to read the full range of DVD, CD, and MP3 formats; slot-in loading; and support for multiple types of input/output connections.

Research and Development

Despite the continued growth in the market for DVD players, the rapid decline in prices paid by end-users has significantly eroded the margins for low-end DVD loaders and may continue to decline. The Company's strategy is to improve margins by moving aggressively into newer market segments, such as DVD slot loaders, DVD recordables and DVD for automotive applications.

During fiscal 2003, our research and development efforts continued to focus on enhancing our DVD technologies, improving product quality, reducing costs of manufacturing, enhancing product functionality, adopting new and improved key components, developing new products, and improving the integration of our products with our customer's products. We have developed more advanced DVD loaders, including a range of slot loaders that are intended for the automobile audio and video market and the home consumer market. We have also developed a DVD-RW loader intended for the home video and PC market. The DVD-RW product enables users to record data to a DVD-RW disc for various applications including the recording of live TV broadcasts, the creation of DVD's made from home videos, high capacity data backups, and the capability of copying VHS tapes (movies) to discs. As of December 31, 2003, we had 51 engineering personnel, some of whom focus on supporting the sales and marketing efforts in connection with customizing product applications for specific customers.

There can be no assurance that our research and development efforts will progress as anticipated or lead to development of successful, that we will be able to reduce costs sufficiently to be able to compete with others marketing similar products or that new product models will be developed on a timely basis.

Sales, Marketing and Distribution

We sell our DVD loaders primarily to OEMs of DVD players that do not independently produce the DVD loaders used in their DVD players. Many of these OEMs are located in China, Turkey, Hong Kong and other countries. China is one of the largest markets for DVD players, and some of the DVD player manufacturers in China have been active in exporting their products outside China at very competitive prices. Some of these DVD player models have been offered in the United States and Europe under other brand names.

Our sales and marketing personnel attend tradeshows to increase the awareness and interest in our product offerings. We employ approximately 10 full time marketing and sales personnel based primarily in South Korea, who travel to other parts of the world, to sell our products to OEM's.

Other Business

MPEG-4

A critical success factor for technology companies in this sector is the ability to judge emerging standards and extrapolate how those new standards will affect the demand and supply for current and future commercial products. DVS believes that the new H.264 or MPEG-4 part 10, as it is otherwise known, is such a standard that will ultimately replace the existing MPEG2 and MPEG4 standards.

The practical implications of H.264, with a 100% or more compression improvement over current MPEG technologies, is that bandwidth and storage requirements can be significantly reduced for future recording standards, broadcasting networks, and cable and satellite TV systems. H.264 is actively being considered for use in emerging High Definition DVD standards.

Jeecom Inc. Licensing Agreement

In November of 2002, the company entered into an exclusive licensing agreement with Jeecom Inc. to develop, market, and sell its existing and future software products aimed at the wireless mobile marketplace. Jeecom MBI (Mobile Business Intelligence) is Jeecom's primary product. It enables users to access and interact with all types of corporate database applications from almost any mobile device, including laptop computers, PDAs, and virtually all mobile phones. Other derivative products are planned to address a variety of specialized and consumer mobile applications. Jeecom Inc. was founded by Dr. Edmund Sun, the Company's Chairman Emeritus. Dr. Sun is the majority owner of Jeecom Inc.

MobileTouch Subsidiaries

In January 2003, the Company created MobileTouch Korea, a wholly owned subsidiary of DVS Korea and MobileTouch USA, a wholly owned subsidiary of DVSI. MobileTouch USA, has actively been developing software and hardware implementations based on H.264 technology.

MobileTouch USA, in partnership with Jeecom Inc., is developing new products and applications directed at the corporate and consumer mobile applications markets and in particular focusing on media-rich applications for the consumer market. This project is part of an ongoing relationship between DVS and Jeecom to develop software that allows mobile wireless users to access data, information, video and audio, and other services from a remote PC. The initial products under development will focus primarily on consumer-oriented entertainment applications allowing mobile wireless users to access photographs, MP3 audio, and video content from their personal computer.

MobileTouch Korea has introduced in Korea an innovative PC-based video conferencing service called PC Ring that enables peer-to-peer video/audio conferencing among groups of two or more users. A key feature of the peer-to-peer technology is the ability to operate seamlessly through network firewalls, and between private networks using NAT (Network Address Translation).

Other research involves implementing the new compression technology in devices capable of supplying HDTV programming on next generation DVD players. To this end, DVS has embarked on a program to create intellectual property that may be used in next generation DVD integrated circuit solutions. Ultimately DVS could further develop this technology into products such as HDTV recorders for home markets.

The company has not generated revenues in connection with the other businesses described above. In addition, there can be no assurance that our new product plans will progress as anticipated, that we will be able to reduce costs sufficiently to be able to compete with others marketing similar products, or that new product models will be developed on a timely basis.

Intellectual Property and Other Proprietary Rights

We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. In addition, we have patents and design rights granted in the United States and Korea, covering 8 to 17 years. These patents and design rights include areas such as DVD video, DVD ROM, and video recording to hard drive applications. We cannot be certain that these measures will adequately protect our intellectual property rights.

Competition

There are a number of foreign-based electronic manufacturers substantially larger in size and having greater financial, marketing, and other resources than we do, such as Thomson Electronics, Sanyo and Phillips that are competitors or potential competitors with respect to our DVD products. Some competitors may develop alternative technologies to compete with our products. They may also begin operations or expand their existing operations into our market segments.

Our strategy has been to provide each major customer with changes required of our basic design to ensure compatibility with evolving customer specifications. Additionally we have emphasized to our management team that "time to market" is all important and, accordingly, we need to move faster than our competitors.

Employees

At March 15, 2004 we had 248 full time employees, including employees of our subsidiaries. We believe that our future prospects will depend, in part, on our ability to obtain additional management, finance, accounting, marketing, sales, manufacturing, and technical personnel. Competition for such personnel is substantial, and the number of persons with relevant experience is limited. None of our employees is represented by a labor union. We believe that our employee relations are good.

Item 2. Properties

As of March 15, 2004, we had the following facilities leased from third parties, where our executive offices, manufacturing, engineering, research and development and testing facilities are located.

Facility	Location	Size (sq. ft.)	Monthly Rent (in thousands)
US Main Offices	Palo Alto, CA	3,250	$ 6.3
US Sales Offices	Sunnyvale, CA	2,000	$ 2.3
Korea Main Offices	Sungnam City, Korea	46,628	$ 18.3
MobileTouch Korea Offices	Seoul, Korea	3,652	$ 2.6
China Sales Offices	Shenzhen, China	8,740	$ 4.1
Korea Factory	Pyengtak City, Korea	39,060	$ 1.3
Factory and Warehouse	Shanghai Jinqiao Export Processing Zone, China	123,000	$ 27.5
Sales and Administration Offices (Two)	Bangladore, India	14,500	$ 11.6

We believe these facilities are adequate and suitable to meet our needs for at least the next 12 months. Our principal executive offices are located at 430 Cambridge Avenue, Suite 110, Palo Alto, California 94306 and our telephone number at that location is (650) 322-8108. We were incorporated in Delaware in October 1992.

In February 2004, the Company reached agreement to lease the factory owned by the China joint venture, which was vacated in February 2003. The monthly rent is $32,197 and the lease runs from April 2004 to March 2007. The rental income will cover the rental expense of the new building being leased by the China joint venture.

In February 2003, the Company made a strategic relocation of its main manufacturing plant in China to a new site in the Shanghai Jinqiao Export Processing Zone (EXZ). The new facility offers approximately 123,000 square feet of space. The monthly rent obligation is $27,549, or approximately $0.23 per square foot. The monthly operating expenses at the new facility will be approximately $2,754, or approximately $0.02 per square foot. The new lease offers 50% more square footage than the former plant at the same or lower cost. The term is 3 years and the total future minimum lease payment under this lease was $0.6 million at December 31, 2003.

Item 3. Legal Proceedings

We are from time to time a party to various legal proceedings arising in the ordinary course of our business. The outcome of any pending legal matters may have a material adverse effect on our business, operating results or financial condition.

On June 24, 2002, the Company filed a lawsuit in the Santa Clara County Superior Court against Mali Kuo, Michael Chen, Meng Tek Ung and Doe's 1 through 50. The complaint has been served on Mr. Chen and Ms. Kuo but the Company has not yet been able to serve the other named defendants as they are residing outside of the United States. As of December 31, 2002, the Company had received Mr. Chen and Ms. Kuo's counterclaims. The Company has established an accrual of $650,000 for wages and expenses related to prior employment, and believes that it has meritorious defenses to all other claims.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on December 19, 2003.

On November 21, 2003 we mailed a Proxy Statement, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, to our security holders to solicit their votes regarding the following matters that were discussed at our Annual Meeting:

Election of Directors: Dr. Edmund Y. Sun, Pratap K. Kondamoori, Douglas Watson, John Fuller, Grover T. Wickersham and Venkatapathi N. Rayapati were elected to serve as directors until the 2004 Annual Meeting of Shareholders. The votes were as follows:

Nominee	For:	Against:	Abstain:
Dr. Edmund Y. Sun	4,566,819	52,892	--
Pratap K. Kondamoori	4,566,819	52,892	--
Douglas Watson	4,581,819	37,892	--
John Fuller	4,581,819	37,892	--
Grover Wickersham	4,461,819	157,892	--
Venkatapathi N. Rayapati	4,581,819	37,892	--

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 15, 2004:

Name	Age	Position
Douglas T. Watson	51	Chief Executive Officer and Director
Robert Baker	73	Chief Financial Officer

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is a full-time employee. There is no family relationship between any of our executive officers or directors.

Management Profile, Corporate Headquarters, Palo Alto, California

Douglas T. Watson, Chief Executive Officer

Mr. Watson has been a member of the DVS Board of Directors since November 1998, the year in which he successfully facilitated a $6 million dollar investment from Oregon Power Institution (OPLI) enabling DVS to acquire the Hyundai Electronics DVD unit, its intellectual property, patents and management team which later became DVS Korea. Watson served on the DVS Executive Committee from November 1998 to March 2002, becoming Chief Executive Officer in February 2002.

Prior to joining DVS, Watson held the role of President and Chief Executive Officer of Astoria Metal Corporation (AMC), a California based ship repair and dismantling firm he founded in 1992. AMC and affiliated companies were responsible for multi-million dollar contracts with major oil and gas companies such as Chevron and BP for oil tanker repair projects and other required assignments. During the 1980's, Watson served in the Far East as a consultant to Exxon Corporation.

Robert Baker, Chief Financial Officer

With experience as Chief Executive Officer and Chief Financial Officer of both public and private companies, Robert Baker has served in his current role of Chief Financial Officer since June 2002. He previously served DVS as Chief Financial Officer from June 1999 to April 2000 and in a consulting capacity for various projects from May 1997 to June 1999.

Mr. Baker's extensive financial career includes holding management positions with General Electric (GE) and IT&T before founding his own company, Baker Associates, Inc., a management consultant firm to the venture capital community.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Small Cap Market under the symbol "DVID." The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the Nasdaq Small Cap Market for each quarter within the last two years.

	Common Stock
	High	Low
Fiscal 2003
First quarter	$ 3.00	$ 1.57
Second quarter	2.72	1.50
Third quarter	3.13	1.50
Fourth quarter	3.20	1.75
Fiscal 2002
First quarter	$ 4.46	$ 2.45
Second quarter	3.25	0.98
Third quarter	2.95	1.05
Fourth quarter	4.60	2.05

________

On March 26, 2004, the last reported sale price for the common stock was $1.56 per share.

Holders of Common Stock

As of March 26, 2004, there were approximately 223 holders of record of our common stock. This number does not reflect the number of beneficial holders of the common stock, which we believe is more than 3,000.

Dividends

We have never paid cash dividends on our common stock. At present, we intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2003, the Company issued the following unregistered securities:

In October 2003, the Company issued an aggregate of 67,313 shares of common stock to two warrant holders who exercised previously issued warrants. Of these warrants, 30,000 were exercised at $1.50 per share and 37,313 warrants were exercised at $1.34 per share.

In November 2003, the Company issued an aggregate of 187,500 shares of common stock to two warrant holders who exercised previously issued warrants at $1.00 per share. Also in November 2003, 344,222 shares to four parties in consideration for services rendered, as follows: (i) 50,000 shares at $2.521 per share; (ii) 76, 080 shares at $2.48 per share; (iii) 168,142 shares at $2.48; and (iv) 50,000 shares at $1.58 per shares.

In December 2003, the Company issued an aggregate of 106,157 shares of common stock to three warrant holders who exercised previously issued warrants. Of these warrants, 37,500 were exercised at $1.00 per share; (ii) 50,000 were exercised at $1.65 per share; and 18,657 were exercised at $1.34 per share.

The above transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

The cash proceeds received by the Company from the above transactions were used to fund ongoing operations and working capital requirements.

Item 6. Selected Consolidated Financial Data
	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,	Nine Month Fiscal Period Ended December 31,	Fiscal Year Ended March 31,
	2003	2002	2001	2000	2000
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$89,133	$157,214	$159,871	$73,103	$60,292
Gross profit	3,588	11,285	14,076	10,110	7,783
Research and development	5,769	3,043	2,503	2,493	2,492
Sales and marketing	2,684	2,907	2,173	1,902	1,828
General and administrative	7,276	7,054	7,612	3,467	5,639
Gain (loss) from operations	(12,141)	(1,719)	1,788	2,248	(2,176)
Income (loss) before income tax provisions and minority interests	(13,093)	(3,982)	1,895	2,226	1,198
Net income (loss)	(8,345)	(2,991)	868	1,148	861
Net income (loss) per share (1):
Basic	$(1.15)	$(0.50)	$0.16	$0.25	$0.20
Diluted	$(1.15)	$(0.50)	$0.14	$0.21	$0.20
Weighted average number of shares outstanding	7,266	5,979	6,146	5,419	4,363
	December 31,				March 31,
	2003	2002	2001	2000	2000
	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Current assets	$45,732	$59,458	$34,892	$22,400	$15,657
Current liabilities	44,720	48,086	29,896	19,977	15,521
Working capital	1,012	11,372	4,996	2,423	136
Total assets	58,771	71,427	45,636	30,008	22,975
Long-term obligations	-	96	1,753	1,560	768
Total liabilities	44,720	48,182	31,648	21,537	17,375
Additional paid in capital	77,650	73,334	71,350	69,020	68,088
Accumulated deficit	(73,306)	(64,961)	(61,970)	(62,838)	(63,986)
Total stockholders equity	5,865	9,811	9,111	6,683	5,600

  See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto appearing elsewhere in this report. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, expected operating results, including gross margins, expected liquidity needs, prospects for raising funds and anticipated inventory and receivable turns, proposed introduction of new products, including anticipated features, functionality and timing thereof, expected impact on our gross margins for such new product introductions, sales of the Company's products, the markets for the Company's products, and the development of the Company's products. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, faster than expected declines in the average selling prices of our products, a lack of market acceptance of DVD loaders and other Company products, including our new recordable DVD loader and products for the automotive industry, lack of availability of working capital, planned growth of the Company's operations, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, timeliness of new product introductions, conducting business in foreign countries, such as China, South Korea and India, the competitive market for the Company's products and other factors described in this report under "Factors That May Affect Future Results," as well as other documents the Company has filed from time to time with the Securities and Exchange Commission. A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions, among other things, could adversely affect operating results.

Overview

During the year ended December 31, 2003, the average unit selling price of DVD loaders sold to OEM DVD player manufacturers continued to decline to a level at which the Company determined that it would no longer be able to generate acceptable margins on these products. Accordingly, the Company has focused on developing products with higher margins. Moreover, many of our larger customers have initiated their own DVD loader manufacturing operations thus precipitating a significant reduction in units shipped and resulting revenues.

In response to these actions, we have been supplying sub assemblies, such as mechanisms and/or printed circuit boards, to these companies. These sub-assemblies have a unit selling price that is significantly lower than an assembled DVD loader, thus also having the effect of reducing revenue. Although these products enjoy relatively higher margins, these margins have also been declining. To a certain extent, we have migrated our product offerings to these sub assemblies during the second half of 2003. Moreover, we will continue to seek high end users, such as home theater system providers, that will pay a premium for the increased functionality and reliability of our DVD loader products.

This rapid and very abrupt reduction of loaders shipped coupled with the continuing decline in the pricing of loaders and components of loaders has resulted in an approximately 43% decrease in our annual revenue from approximately $157 million in 2002 to approximately $89 million in 2003. We have had to rebalance our inventory as a result of this change in demand for our current loader products and have written down about $1 million for inventory that appeared to be in excess of our requirements in 2004. A further complicating factor which has impacted our cost of goods sold are inventory shortages identified in the evaluation of our physical inventory taken by our Korean subsidiary at year-end. At this point we believe these shortages are a result of errors in the new inventory system implemented in the year 2003. The impact of these shortages is about $3 million in the quarter ended December 31, 2003 for an aggregate inventory impact of approximately $4.0 million in that quarter.

As reported in our previous periodic reports, the product engineering group has been working extended schedules to bring out new and innovative product in both the rewritable DVD drive for the computing and audio markets and DVD players and loaders for the automotive market and the home portable market. As a result, our R&D expenses have increased almost twofold in absolute dollar terms compared to the year 2002 with spending in 2003 totaling $5.8 million, compared to $3.0 million in 2002. As a result of these efforts we have developed the following products:

DVD+R/+RW recordable loader - Designed to offer highly accurate recording of digital media with low acoustic noise, superior resistance to shock and patented error correction capabilities.

AM/FM/DVD Receiver with fixed face. - In-dash car DVD video playback support for both 8cm and 12cm disks Dolby Pro Logic Coaxial output, and in.

Portable DVD Player - Super Slim Size with 3 three available faces. All have slot in loading mechanisms, mounting at any angle, color fluorescent displays and many other features and options available:

As reflected above we have diversified our product offerings and sales and gross margins should show a positive impact from these efforts in the first two quarters of 2004.

The Company is now working to raise funds to meet working capital requirements worldwide. Working capital at December 31, 2003 of $1.0 million is down from $11.4 million at December 31, 2002. Our operations in the United States will require the raising of additional capital within the next twelve months in order to meet anticipated capital requirements. If we are not successful in raising capital, we may not meet our financial obligations, and may have to curtail or cease our operations.

Results of Operations

The table that follows summarizes the impact of these factors on the Company's financial results (in millions):

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Revenues	$ 89.1	$ 157.2	$ 159.9
Gross margin	3.6	11.3	14.1
Research and development	5.8	3.1	2.5
Sales and marketing	2.7	2.9	2.2
General and administrative	7.3	7.0	7.6
Operating (loss) income	(12.1)	(1.7)	1.8
Net (loss) income	(8.3)	(3.0)	0.9

Results of Operations for the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenues for the years ended December 31, 2003, 2002, and 2001. Please see our Consolidated Financial Statements of Operations and Item 6 Selected Consolidated Financial Data for additional details.

	Year Ended December 31,
	2003	2002	2001
	(Percent of revenue)
Revenues	100.0%	100.0%	100.0%
Gross margin	4.0%	7.2%	8.8%
Research and development	6.4%	1.9%	1.6%
Sales and marketing	3.0%	1.8%	1.4%
General and administrative	8.2%	4.5%	4.8%
Operating income (loss)	(13.6)%	(1.1)%	1.1%
Net income	(9.4)%	(1.9)%	0.5%
	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Consolidated revenue	$89,133	$157,214	$159,871

As set forth above, total revenue in the twelve-month period ended December 31, 2003 was $89.1 million, about 43% less than the $157.2 million for the twelve-month period in 2002. The decrease in total revenue is primarily attributable to erosion of average selling prices for our products and the shift by many large customers to in-house loader manufacturing requiring only certain lower price components from the Company. Overseas sales represented over 95% of revenue for each of the past three years. During the year ended December 31, 2003, Ellion Digital, in which certain DVSK employees, officers and directors have a significant ownership interest, Daewoo, and Vestal each accounted for more than 10% of our revenues. During the year ended December 31, 2002, Vestel was the only customer which accounted for over 10% of revenues. During the twelve months ended December 31, 2001, SIIG, our joint venture partner in China, was our only customer which accounted for over 10% of revenues.

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Gross margin	$3,588	$11,285	$14,076
As a percentage of revenue	4.0%	7.2%	8.8%

The rapid decline in gross margin rates during the year 2002 and 2003 is almost entirely attributable to the decline in the selling prices of DVD loaders during these periods.

During the fiscal year ending December 31, 2003, we experienced continued pricing decline, in our loaders for the DVD Player market, of about 10-12% as compared to 2002 levels as competition continues to intensify in the Company's customer base and the DVD loader/player market. While we anticipate that our new product introductions will help to reduce the impact of this trend on our operating margins, should new product prices experience the same level of reduction in the near term, our total margins will not improve, and our results of operations and financial position will be significantly harmed.

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Research and development	$5,769	$3,043	$2,503
As a percentage of revenue	6.4%	1.9%	1.6%

Our research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design, and development activities and providing our existing OEM customers with custom design and value engineering options to meet their specific needs. R&D spending increased 90% or $2.7 million over 2002, primarily due to additional engineers and support staff added in the second half of 2003 to accelerate the development of new product programs and to initiate MobileTouch Korea's R&D plan With respect to our research and development efforts, we expect to continue spending at about the same rate in absolute dollar terms during 2004 as we invest heavily in R&D personnel and engineers.

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Sales and marketing	$2,684	$2,907	$2,173
As a percentage of revenue	3.0%	1.8%	1.4%

Sales and marketing expense is comprised primarily of employee related expenses, export freight and insurance, and advertising/promotional costs. The Company has sales and marketing organizations in Korea, China and in the United States. These organizations have been moderately reduced in size from the prior year but still reflect the increases of 2002 which were necessary due to the shift away from major distributors (Hyundai in Korea and SIIG in China) used in prior years.

	Year Ended December 31, 2001
	2003	2002	2001
	(In thousands)
General and administrative	$7,276	$7,054	$7,612
As a percentage of revenue	8.2%	4.5%	4.8%

General and administrative expenses increased in the year ended December 31, 2003 as compared to the year ended December 31, 2002 by 3% or $0.2 million. General and administrative expenses consist primarily of administrative salaries and benefits, insurance, facility, legal, accounting, investor relations and other business support costs. The moderate increase reflects primarily the initial formation of our Indian subsidiary while also maintaining our infrastructure as we transition to new products offerings.

Results of Operations for the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenues for the years ended December 31, 2002, and 2001. Please see our Consolidated Financial Statements of Operations for additional details.

	Year Ended December 31,
	2002	2001
	(percent of revenue)
Revenues	100.0%	100.0%
Gross margin	7.2%	8.8%
Research and development	1.9%	1.6%
Sales and marketing	1.8%	1.4%
General and administrative	4.5%	4.8%
Operating income(loss)	(1.1)%	1.1%
Net income	(1.9)%	0.5%

	Year Ended December 31,
	2002	2001
	(in thousands)
Consolidated revenue	$157,214	$159,871

As set forth above, total revenue in the twelve-month period ended December 31, 2002 was $157.2 million, about 1.7% less than the $159.9 million for the twelve-month period in 2001. The decrease in total revenue is primarily attributed to erosion of average selling prices for our products. Overseas sales represented over 95% of revenue for the twelve-months ended December 31, 2002, as was the case for the twelve-month period ended December 31, 2001. During the year ended December 31, 2002, Vestel was the only customer which accounted for over 10% of sales. During the twelve months ended December 31, 2001, SIIG, our joint venture partner in China, was our only customer which accounted for over 10% of sales. As mentioned previously, unit sales during 2002 more than doubled over 2001, with 4.9 million units shipped in 2002, as compared to 2.2 million units shipped in 2001.

	Year Ended December 31,
	2002	2001
	(in thousands)
Gross margin	$11,285	$14,076
as a percentage of revenue	7.2%	8.8%

The rapid decline in gross margin rates during the years 2001 and 2002 is almost entirely attributable to the decline in the selling prices of DVD loaders during these periods. Using the average selling price of December 2000 as the base period (100%), the following rates of decline occurred with respect to our margins:

	% to Base (100%) Period
	Q1	Q2	Q3	Q4
Year 2001	80%	76%	65%	57%
Year 2002	51%	48%	46%	41%

In the fourth quarter of 2002 the average selling price of a DVD loader was only 41% of what it was in December of 2000, a reduction of 59%. The average selling price declined 43% in the year 2001 and 28% in the year 2002.

	Year Ended December 31,
	2002	2001
	(in thousands)
Research and development	$3,043	$2,503
as a percentage of revenue	1.9%	1.6%

Our research and development expenses consist of salaries and related costs of employees engaged in ongoing research, design, and development activities and providing our existing OEM customers with custom design and value engineering options to meet their specific needs. R&D spending increased 20%, or $0.5 million over 2001, particularly in the second half of the fiscal year as additional engineers and support staff were added to accelerate the development of new product programs and to initiate MobileTouch Korea's R&D efforts on the mobile phone hardware platform.

	Year Ended December 31,
	2002	2001
	(in thousands)
Sales and marketing	$2,907	$2,173
as a percentage of revenue	1.8%	1.4%

Sales and marketing expense is comprised primarily of employee related expenses, export freight and insurance, and advertising/promotional costs. The Company has sales and marketing organizations in Korea, China and in the United States. These organizations have been significantly expanded due to the shift away from our major distributors (Hyundai in Korea and SIIG in China) used in prior years. As a result, overall spending for sales and marketing increased 34%, or $0.7 million over 2001.

	Year Ended December 31,
	2002	2001
	(in thousands)
General and administrative	$7,054	$7,612
as a percentage of revenue	4.5%	4.8%

General and administrative expenses decreased in the year ended December 31, 2002 as compared to the year ended December 31, 2001 by 7%, or $0.6 million. General and administrative expenses consist primarily of administrative salaries and benefits, insurance, facility, legal, accounting, investor relations and other business support costs. As reflected in the table above, general and administrative expenses as a percentage of revenue remained essentially constant when compared to the twelve-month period ended December 31, 2001.

Liquidity and Capital Resources

At December 31, 2003 the Company had $12.6 million of cash and cash equivalents of which $6.2 million was restricted as collateral for lines of credit.

Our operating activities used cash of $2.6 million during 2003. We experienced a net loss in 2003 of $8.3 million, adjusted by the non-cash reduction in the majority interest of the investors of our Korean Subsidiary (DVSK) and Chinese joint venture, totaling $4.9 million, which was partially offset by the non-cash impact of depreciation and amortization of $2.4 million, the issuance of common stock for services provided with a fair value of $0.1 million and the increase of allowance for doubtful accounts of $0.8 million. Cash provided by operating activities in 2003 was provided by a reduction in accounts receivable of $7.9 million partially offset by a $3.2 million account receivable from a related party. Net inventory was reduced by $1.1 million which included accounting adjustments of approximately $4.0 million, as the Company adjusted to the significant and abrupt change in the market demand for DVD loaders now being manufactured by the DVD player providers. Reduction in accounts payable of $1.1 million were made during the year 2003 attributable to a reduction in expenditures during the year.

Inventory turn and receivables turn for the years ended December 31, 2003 and 2002 were as follows:

	Year Ended December 31,
	2003	2002
Inventory turn	3.3 X	8.3 X
Receivable turn	10.8 X	24.6 X

We currently expect that for the year 2004, inventories will turn at a slightly higher rate than in the previous twelve-month period. Receivable turns in the year 2004, however, are likely to be lower than in the previous twelve-month period due to the competitive market, which will likely require the Company to extend open credit terms to maintain and attract customers.

Net cash used in investing activities was $4.3 million, of which $4.3 was for plant and equipment. Of the $4.3 million spent, $3.4 million was in our Korean facilities. DVSK spent $1.9 million, which was used for molds (tooling) for new products introduced in 2003, $0.7 million on building additions, $0.6 on machinery and fixtures, and other items totaling $0.2 million. Additionally, the China joint venture acquired plant equipment totaling $0.8 million and the remaining $0.1 million was spent by our U.S. and Indian operations. The remaining $0.3 used in investing activities was a required increase in restricted cash by our Korean bank lenders.

During 2003, net cash provided by financing activities was $1.3 million, with $1.4 million in proceeds from the sale of stock in July 2003, proceeds from bridge loans of $0.3 million and the exercise of warrants totaling $0.4 million. Offsetting payments included of $0.6 million by our China joint venture on their working capital loan, and $0.3 million payment by our Korean subsidiary in paying off their long-term note.

In July 2003, the Company sold 1,293,643 common stock units in a private placement resulting in net proceeds of $1.4 million, including the conversion of the bridge loans issued in June and July 2003. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $2.80 per share. The warrants become exercisable beginning in January 2004 and expire in July 2006. The Company has the right to redeem any unexercised warrants for $0.10 per warrant upon 30 days notice, if the underlying shares have been registered and the Company's common stock has a closing sales price over $3.50 per share for the ten consecutive trading days on the Nasdaq SmallCap Market.

In February 2003, the Company made a strategic relocation of its main manufacturing plant in China to a new site in the Shanghai Jinqiao Export Processing Zone (EXZ). The new facility offers approximately 123,000 square feet of space. The monthly rent obligation is $27,549, or approximately $0.23 per square foot. The monthly operating expenses at the new facility will be approximately $2,754, or approximately $0.02 per square foot. The new lease offers 50% more square footage than the former plant at the same or lower cost. The term is 3 years and the total future minimum lease payment under this lease was $0.3 million for 2004 and 2005.

The factory owned by our joint venture of 73,000 square feet was vacated in February 2003 and has been leased to TRW Systems Consulting Services as of April 1,2004. This lease expires on April 1, 2007. Monthly rental income from this lease is $32,197. The rental income exceeds the expense of the new building (123,000 square feet) being leased by the joint venture in the Shanghai Jinqiao Export Processing Zone (EXZ).

Our working capital is $1.0 million at December 31, 2003, as compared to $11.4 at December 31, 2002. Our bank lines in Korea have been reduced as of March 25, 2004 to $30.5 million, consistent with our current operating levels and reflecting concern over our losses in 2003. We believe that the banks line will be increased but will most likely require an infusion of equity and/or debt subordinate to existing bank debt to fund our operations.

Our operations in the United States will require the raising of additional capital within the next twelve months in order to meet currently anticipated capital requirements and the Company is currently in discussions with investors and investment firms and hopes to have agreements reached for this funding during the second quarter of 2004. There is no assurance that the Company will be able to raise additional capital on acceptable terms or at all. If we do not raise additional capital, we may not be able to meet our financial obligations, and may have to cease or curtail our operations or consider certain asset sales.

In January 2004, we sold 1,212,121 shares of our common stock to a group of investors for $1.65 per share. The gross proceeds to us were approximately $2.0 million. We have applied a portion of the proceeds for initial funding of DVS Electronics, Pvt. Ltd., our subsidiary in India.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period (in 000's)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$1,683	$661	$799	$30	$193
Line of Credit	26,051	26,051	-	-	-
Notes payable	3,663	3,663	-	-	-
Total Contractual Obligations	$31,397	$30,375	$799	$30	$193

Off-Balance Sheet Arrangements

The Company had no "Off-Balance Sheet Arrangements" (as defined by Item 303 of Regulation S-K) at December 31, 2003.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standard Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 have been delayed and currently apply to the first fiscal year or interim period beginning after December 15, 2003. We do not have any entities as of December 31, 2003 that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 ("SFAS" 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of these instruments were previously classified as equity. Although some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements", the remainder is consistent with FASB's intention to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS 150 effective July 1, 2003. The adoption of SFAS 150 did not have a material impact on our financial position, results of operations or cash flows.

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

Revenue Recognition

Net revenues include product and component sales. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. These criteria are met at the time the product is shipped to the customer. Shipping terms are freight on board shipping point. Returns and discounts on sales are deducted from revenue upon issuance of a credit memo. Returns for products under warranty are repaired and returned to the customer at the Company's cost. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. The Company had a warranty reserve of $54,000 and $130,000 at December 31, 2003 and 2002, respectively.

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

Deferred Taxes

We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. At December 31, 2003 we had provided a valuation allowance for the entire amount of tax assets net of tax liabilities. To the extent that we increase or decrease a valuation allowance in a period, the resulting expense or benefit is included within the tax provision. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

Goodwill and Other Identifiable Intangibles

We assess the impairment of goodwill and other identifiable intangibles annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Significant under performance relative to projected operating result, changes is the manner of our use of the acquired assets and significant negative industry or economic trends are the more significant indicators that we consider. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. The Company wrote off $175,000 of goodwill after performing an impairment assessment in 2002.

Determining Functional Currencies for the Purpose of Consolidation

Our majority owned Korean subsidiary and Chinese joint venture represent the vast majority of our revenues, assets, and liabilities at December 31, 2003. In preparing our consolidated statements, we are required to translate the financial statements of the foreign entity from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statement of operations or as a separate part of our net equity under the caption "cumulative translation adjustment."

RISK FACTORS

You should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained or incorporated by reference herein, including our consolidated financial statements and related notes.

Our capital resources may not be sufficient to meet our capital requirements.

Since our inception, we have periodically experienced negative cash flow from operations and could experience significant negative cash flow from operations in the future. Our current and future capital requirements are substantial, and we cannot be certain that cash generated from operations will be sufficient or that financing will be available at favorable terms when required, or at all. We have experienced significant shortages in our cash flows and have experienced difficulties in funding our operating expenses and paying our creditors. We believe our current capital resources are insufficient to meet currently anticipated capital requirements over the next 12 months, so if we are not successful in raising capital, we may not meet our financial obligations to our creditors when they become due or we may have to curtail or cease certain operations.

Our operating results fluctuate significantly, and an unanticipated decline in revenue or earnings may disappoint investors or securities analysts and result in a decline in our stock price.

In addition to the losses incurred in the year ended December 31, 2003 and during the year ended December 31, 2002, we have incurred substantial net losses in the past, as recently as, among others, fiscal years ended March 31, 1999, 1998 and 1997. We also expect to generate losses as we invest heavily in personnel and engineers in connection with our research and development efforts related to new product development during 2004. Our recent quarterly and annual operating results have fluctuated, and will continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are not within our control:

  market acceptance of our new products;

  ability of our customers to complete their development of their products which incorporate our products;

  recent trends by current and former customers to implement their own DVD loader manufacturing operations, and whether entities that do so continue to buy sub-assemblies from us;

  the availability, timely delivery and cost of components from our suppliers;

  fluctuations in manufacturing yields and significant yield losses which affect our ability to fulfill orders;

  new product announcements and introductions for competing products by us or our competitors;

  competitive pressures and related changes in selling prices;

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

A downturn in the market for consumer products such as personal computers and DVD players that incorporate our products can also harm our operating results. In addition, some of our customers may place orders at or near the end of a quarter. As a result, we may not learn of revenue shortfalls until late in a quarter and may not be able to predict future revenues with accuracy. Additionally, a large portion of our costs consist of salaries for personnel and materials that must be ordered several months in advance. These costs are based in part on our expectations for future revenues and are relatively fixed in the short term. As a result, any revenue shortfall below expectations would likely harm our operating results.

Our growth and future profitability depend upon our ability to successfully develop and commercialize new DVD products, as well as market acceptance of such products.

During the last three years, a substantial amount of our revenues have been generated by the DVD product line, which is central to our growth strategy. The market for this line of products has experienced intense competition and is highly price sensitive. We have recently experienced a declining rate of revenues from sales of our DVD loaders as a result of a decrease in demand from our customers. The average unit selling price for our DVD loader products has decreased and we expect it to continue to decrease in the foreseeable future. Unless we obtain an equally reduced cost of revenues, our gross margins will continue to decline. Successful development and commercialization of new products, as well as market acceptance of such products, is essential to our growth and future profitability. While we are currently developing and introducing new products in this product line, we cannot assure you that these products will reach the market in a timely manner, satisfactorily address customer needs, be sold in high volume, or be sold at profitable margins. In addition, we expect to invest heavily in research and development personnel and engineers during 2004.

We may require additional capital in order to bring new products to market, and the issuance of new equity securities will dilute your investment in our common stock.

To permit the growth of our business operations in the future, we may need to bring new products to market, which will likely require significant working capital. We have established credit facilities with certain Korean banks with a total borrowing limit of about $44 million as of December 31, 2003. In March 2004, credit lines were reduced to a total of $30 million consistent with our recent reduction in revenues and losses sustained in 2003. We have also formed alliances with state-run businesses in China, which have committed to substantial amounts of trade credit and financing for production in China under certain terms. However, there is no assurance that these credit facilities will always be available. We will likely need to sell shares of our common stock or seek additional borrowings or outside capital infusions in the next twelve months. We cannot assure you that such financing options will be available on terms acceptable to us, if at all. In addition, if we issue shares of our common stock, our shareholders will experience dilution with respect to their investment.

We depend on a limited number of foreign suppliers to manufacture certain key components, and these manufacturers may not be able to satisfy our requirements, which could cause our revenues to decline.

We currently buy certain key components, including optical pick-ups, motors, central processing units and certain other integrated circuits from a limited number of suppliers including Zoran, Mediatech, and Hitachi. We anticipate that these suppliers will manufacture sufficient quantities of these key components to meet our production requirements. If these suppliers fail to satisfy our requirements on a timely basis and at competitive prices, we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could seriously harm our operating results. Any constraints on worldwide manufacturing capacity of these key components may affect our ability to obtain adequate supplies from these manufacturers. Although our on-going relationships with our key suppliers are material in the aggregate, we do not have any specific agreement with any supplier that is material to our business. We purchase materials from suppliers on an as-needed basis through individual purchase orders, none of which is material to our business or results of operations. In certain instances, we have failed to meet the demand for our products or the scheduled shipment dates due to our inability to obtain a sufficient supply of certain key components from our suppliers. The suppliers with which we are currently working with, together with any additional supplier at which capacity might be obtained, may not be willing or able to satisfy all of our manufacturing requirements on a timely basis at favorable prices. In addition, we have encountered delays in qualifying new products and increasing new product production and could experience these delays in the future. We are also subject to the risks of service disruptions, raw material shortages and price increases by our suppliers. Such disruptions, shortages and price increases could seriously harm our operating results.

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

We are highly dependent on our principal management and engineering staff. There is intense competition for qualified personnel in our industry, in particular the highly skilled technical personnel involved in the development of DVD technologies and the production of DVD products. Competition is especially intense in Silicon Valley, where our corporate headquarters are located, and in South Korea, where our DVD products have been designed and where most of our manufacturing takes place. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. Our business is expected to place increased demands on our resources and will likely require the addition of new management and engineering personnel and the development of additional expertise by existing management personnel. The failure to recruit and retain key technical and management personnel could harm our business.

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

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. The impact of any slowdown on us is difficult to predict, but it may result in reductions in purchases of products by our end-user customers, longer sales cycles and increased price competition. As a result, we might fall short of our revenue expectations for any given quarter or for the entire year in which a slowdown takes place.

Our business may suffer due to risks associated with international sales and operations.

Sales of products overseas accounted for 90.8%, 99.7%, 98.1%, 99.0% and 99.6% of our revenues in the fiscal year ended March 31, 2000, the nine-month period ended December 31, 2000, the fiscal year ended December 31, 2001, the fiscal year ended December 31, 2002 and the fiscal year ended December 31, 2003, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

  impact of currency fluctuations;

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

We have offices and conduct our operations in China, South Korea, and most recently India. We have derived most of our product revenue from Asia during the last three years. Additionally, our major suppliers and assembly subcontractors are all located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we currently do business, such as Japan, Taiwan and South Korea, experienced severe currency fluctuation and economic deflation. If such situations reoccur, it may negatively impact our total revenues and our ability to collect payments from customers in these regions. During such situations, the lack of capital in the financial sectors of these countries can make it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation during such periods may exacerbate a decline in selling prices for our products as our competitors may reduce product prices to generate needed cash.

In addition, we are greatly impacted by the political, economic and military conditions in Taiwan and China, North Korea and South Korea and India and Pakistan, which are continuously engaged in political disputes. Some of these countries have from time to time conducted military exercises in or near the other's territorial waters and airspace. Such disputes may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. This could severely harm our business by interrupting or delaying production or shipment of our products. Any kind of activity of this nature or even rumors of such activity could severely negatively impact our operations, revenues, operating results, and stock price.

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

Products sold to our top five customers accounted for approximately 47% and 60% of our revenues during the years ended December 31, 2002 and 2003, respectively. Products sold to our top 10 customers accounted for approximately 75% 88% and 67% and 78% of our revenues during the nine-month period ended December 31, 2000, the fiscal year ended December 31, 2001, and the fiscal years ended December 31, 2002, and 2003, respectively. In the fiscal year ended December 31, 2003, Ellion Digital, Inc., an entity in which certain officers, directors and employees of our Korean subsidiary have a significant ownership interest, Daewoo, and Vestel accounted for 19.7%, 16.2%, and 13.3% of our revenue, respectively. In the fiscal year ended December 31, 2002, Vestel accounted for 23% of our revenue. In the fiscal year ended December 31, 2001, SIIG, owner of 39% of our Chinese joint venture, accounted for about 37% of our revenue. In the fiscal year ended March 31, 2000, Hyundai accounted for about 36% of our revenue. In the nine-month period ended December 31, 2000, Hyundai accounted for about 42% of our revenue. No other customers accounted for more than 10% of our revenues during these three periods. If we were to lose any of these customers or experience any substantial reduction in orders from these customers, our revenues and operating results would suffer.

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

The dynamic nature of our business continues to place a significant strain on our management systems and resources, and if we fail to manage the changes in our products, markets and supply chain, our ability to market and sell our products and develop new products may be harmed.

Our business is experiencing rapid change which has strained our internal systems and will require us to develop or adopt more sophisticated information management systems in order to manage the business effectively. Although we have implemented an ERP system, there is no guarantee that this system and any new systems implemented in the future will be adequate to address the rapid changes in sales volume, product mix, regional mix, and supply chain which we anticipate, or that management will be able to foresee in a timely manner other infrastructure needs before they arise. Our success depends on the ability of our executive officers to effectively manage in this rapidly changing environment. If we are unable to manage our growth effectively, our results of operations will be seriously harmed.

The price of our common stock is likely to be volatile.

Our stock has closed at prices ranging from a high of $6.23 on December 11, 2001 to a low of $1.08 on June 24, 2002. If our gross and net profits do not grow or grow more slowly than we anticipate, or if operating or capital expenditures exceed our expectations or cannot be adjusted accordingly, the market price of our common stock could be materially and adversely affected. In addition, the market price of our common stock has been in the past and could in the future be materially and adversely affected for reasons unrelated to our specific business or results of operations. General market price declines or volatility in the future could adversely affect the price of our common stock. In addition, short-term trading strategies of certain investors can also have a significant effect on the price of specific securities.

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

With a focus on the DVD product line, most of our revenues in the last three years were generated from DVD products. Most of our new products currently being developed are in the DVD product line, particularly DVD loaders. The sales of our DVD loaders are related to the markets for DVD video disks and DVD video players. If we experience an unforeseen downturn in the markets for DVD video disks and DVD video players or a global over-supply in the production of DVD loaders, our results of operations from our DVD loaders business will be adversely affected. Our business could be harmed by such industry-wide fluctuations in the future.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Market Risk

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in "Risk Factors."

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investments consist primarily of commercial paper and certificates of deposits. Due to the nature of our investments, we believe that there is no material risk exposure. Cash equivalents and short-term investment are carried at cost, which approximated market value, and investments in marketability debt securities are carried at amortized cost, which approximates market value.

Foreign Currency Risk

We develop products in the United States, Korea, China and India and market our products in North America and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are primarily in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

Item 8. Financial Statements and Supplementary Data

The financial statements required pursuant to this item are included in Part IV, Item 15 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective, except as noted in the next paragraph, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

During our fiscal year 2003 financial reporting process, the Company's Chief Executive Officer and Chief Financial Officer, in consultation with the Company's independent accountants, identified the following deficiencies which constitute a "reportable condition" as defined under standards established by the American Institute of Certified Public Accountants:

  processing and monitoring of work-in-process inventory resulting from implementation of a new enterprise resource planning system (ERP); and

  processing and monitoring of intercompany profits in inventory.

As a result of the above deficiencies, we were not able to accurately determine inventory levels using our ERP system as of the end of the period covered by this Annual Report on Form 10-K. However, this problem was discovered following a physical inventory that was performed at the end of the period. Based on the results of the physical inventory, the inventory amount was correctly adjusted as of the end of the period.

(b)    Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during our fourth quarter that materially affected, or is reasonably likely to affect, our internal control over financial reporting, except that, during fiscal 2003, we installed a new ERP system to address, among other matters, inventory management, which system developed problems as a result of which we were not able to accurately determine inventory control levels using that system.

Under the direction of the Audit Committee and the Board of Directors, senior management directed that the Company dedicate resources and take steps to strengthen control processes in order both to identify and prevent the situation that resulted in the year end adjustments for book-to-physical and intercompany profits in inventory. To this end, the Company is taking the following immediate steps:

  working on re-programming the enterprise resource planning system to eliminate the system deficiency that lead to the book-to-physical inventory adjustment;

  performing physical inventories on a quarterly basis;

  providing enhanced reporting and monitoring of intercompany profits in inventory; and

  defining in more detail the manner in which intercompany profits in inventory arise and should be accounted for.

The Company continues to evaluate the need for further improvements, including further formalizing its processes, procedures and policies, to its internal control over financial reporting and disclosure controls and procedures.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to Directors is included under the caption "Proposal One - Election of Directors" in the Proxy Statement for the 2004 Annual Meeting (the "2004 Proxy Statement") and is incorporated herein by reference. Information with respect to Executive Officers is included under the caption "Executive Officers of the Registrant" in Part I hereof after Item 4.

Information regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2004 Proxy Statement and is incorporated herein by reference.

Certain information concerning our Audit Committee, Audit Committee Financial Expert(s) and Code of Ethics is incorporated herein by reference to our Proxy Statement.

Item 11. Executive Compensation

The information required by this item is included under the caption "Proposal One - Election of Directors - Director Compensation" and "Executive Officer Compensation" in the 2004 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under the caption "Security Ownership of Principal Stockholders and Management" in the 2004 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included under the caption "Transactions with Management" in the 2004 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is included under the caption "Proposal Three - Ratification of Appointment of Independent Auditors" in the 2004 Proxy Statement and its incorporated by reference.

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

3. Exhibits

See Item 14(c) below.

(b) Reports on Form 8-K

The Company furnished information under Item 12 on a Current Report on Form 8-K on November 14, 2003.

(c) Exhibits

See Exhibit Index.

DIGITAL VIDEO SYSTEMS, INC.

Index To Consolidated Financial Statements

REPORT OF BURR, PILGER & MAYER LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Digital Video Systems, Inc.

We have audited the accompanying consolidated balance sheets of Digital Video Systems, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audit also included the financial statement schedule listed at Item 15(a)(2). The consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Video Systems, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Burr, Pilger & Mayer LLP

Palo Alto, California
March 29, 2004

DIGITAL VIDEO SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)
	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$6,444	$ 12,330
Restricted cash	6,186	5,908
Marketable debt securities	423	427
Accounts receivable, less allowance for doubtful accounts of $480 and $127 for 2003 and 2002, respectively	2,045	10,749
Accounts receivable - related party	3,176	-
Inventories	24,645	25,758
Prepaid expenses and other current assets	2,081	3,402
Note receivable - related party	732	884
Total current assets	45,732	59,458
Property and equipment, net	12,639	11,067
Intangibles	335	587
Other assets	65	315
Total assets	$58,771	$71,427
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$26,051	$26,086
Current portion of long term debt	-	192
Notes payable	3,603	4,223
Notes payable - related party	60	-
Accounts payable	11,903	13,592
Accounts payable - related party	524	434
Other payables	626	234
Accrued liabilities	1,953	3,325
Total current liabilities	44,720	48,086
Long-term debt	-	96
Total liabilities	44,720	48,182
Minority interest	8,186	13,434
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2003 and 2002	-	-
Common stock, $0.0001 par value, 30,000,000 shares authorized; 8,881,090 and 6,183,555 shares issued and outstanding at December 31, 2003 and 2002, respectively	1	1
Additional paid-in capital	77,650	73,334
Accumulated deficit	(73,306)	(64,961)
Accumulated other comprehensive (loss) income	1,521	1,457
Deferred compensation	(1)	(20)
Total stockholders' equity	5,865	9,811
Total liabilities and stockholders' equity	$58,771	$71,427

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL VIDEO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
	Year Ended December 31,
	2003	2002	2001

Net revenue	$89,133	$157,214	$159,871
Cost of revenue	85,545	145,929	145,795
Gross profit	3,588	11,285	14,076
Operating expenses:
Research and development	5,769	3,043	2,503
Sales and marketing	2,684	2,907	2,173
General and administrative	7,276	7,054	7,612
Total operating expenses	15,729	13,004	12,288
(Loss) income from operations	(12,141)	(1,719)	1,788
Other income (expenses):
Interest expense	(1,048)	(2,050)	(1,155)
Other income (expense)	96	(213)	1,274
Loss on disposal of fixed assets	-	-	(12)
(Loss) income before minority interest and income tax (benefit) provision	(13,093)	(3,982)	1,895
Provision for (benefit from) income taxes	196	(33)	722
(Loss) income before minority interest	(13,289)	(3,949)	1,173
Minority interest	4,944	958	(305)
Net (loss) income	$(8,345)	$(2,991)	$ 868
Basic net (loss) income per share	$ (1.15)	$ (0.50)	$ 0.16
Diluted net (loss) income per share	$ (1.15)	$ (0.50)	$ 0.14

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL VIDEO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)
					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-in	Comprehensive	Income	Deferred
	Shares	Amount	Capital	Deficit	(Expense)	Compensation	Total
Balance at December 31, 2000	6,003,617	$1	$69,020	$(62,838)	$631	$(131)	$6,683
Comprehensive Income (Loss):
Net income	-	-	-	868	-	-	868
Translation adjustment	-	-	-	-	(841)	-	(841)
Comprehensive Income:							27
Exercise of common stock options	77,922	-	300	-	-	-	300
Conversion of promissory notes to common stock	723,362	-	1,450	-	-	-	1,450
Issuance of common stock	-	-	56	-	-	-	56
Amortization of deferred compensation	-	-	-	-	-	71	71
Issuance of common stock in settlement of legal obligations	210,492	-	524	-	-	-	524
Cancellation of shares placed in escrow	(1,116,141)	-	-	-	-	-	-
Balance at December 31, 2001	5,899,252	1	71,350	(61,970)	(210)	(60)	9,111
Comprehensive Income (Loss):
Net loss	-	-	-	(2,991)	-	-	(2,991)
Translation adjustment	-	-	-	-	1,667	-	1,667
Comprehensive (Loss):							(1,324)
Exercise of common stock options	50,000	-	166	-	-	-	166
Issuance of common stock	30,000	-	45	-	-	-	45
Amortization of deferred compensation	-	-		-	-	40	40
Gain on sale of subsidiary common stock	-	-	1,177	-	-	-	1,177
Issuance of common stock for services and in settlement of legal obligations	144,303	-	424	-	-	-	424
Escrow stock returned to capital	60,000	-	172	-	-	-	172
Balance at December 31, 2002	6,183,555	1	73,334	(64,961)	1,457	(20)	9,811
Comprehensive Income (Loss):
Net loss	-	-	-	(8,345)	-	-	(8,345)
Translation adjustment	-	-	-	-	64	-	64
Comprehensive (Loss):							(8,281)
Exercise of common stock warrants	330,970	-	446	-	-	-	446
Issuance of common stock	1,157,217	-	1,474	-	-	-	1,474
Issuance of common stock upon conversion of bridge loans	186,426	-	261	-	-	-	261
Amortization of deferred compensation	-	-		-	-	19	19
Issuance of common stock for services and in settlement of legal obligations	494,222	-	961	-	-	-	961
Issuance of common stock in settlement of accounts payable	528,700	-	957	-	-	-	957
Fair value of common stock warrants issued to non- employees	-	-	217	-	-	-	217
Balance at December 31, 2003	8,881,090	$1	$77,650	$(73,306)	$1,521	$(1)	$5,865

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL VIDEO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
	Year Ended December 31,
	2003	2002	2001
Operating activities:
Net (loss) income	$(8,345)	$(2,991)	$ 868
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Minority interest	(4,944)	(958)	305
Depreciation	2,427	2,344	758
Amortization	252	251	453
Issuance of common stock for service provided	81	-	-
Write down of notes receivable	152	1,090	-
Allowance for doubtful accounts	763	18	423
Reserve for inventory	677	82	-
Amortization of deferred compensation	104	40	-
Extinguishment of accounts payable in connection with legal settlement	334	424	580
Deferred tax assets	251	-	-
Noncash interest expense	132	-	-
Impairment of goodwill	-	175	-
Loss (gain) on disposal of fixed assets	1	-	12
Changes in operating assets and liabilities:
Accounts receivable	7,941	(8,632)	345
Accounts receivable - related party	(3,176)	-	-
Inventories	436	(13,954)	(1,836)
Prepaid expenses and other current assets	1,372	1,101	(1,751)
Other assets	(1)	(48)	2,782
Accounts payable	(1,064)	10,024	(2,189)
Accounts payable - related party	90	(1,702)	2,136
Accrued liabilities	(499)	(558)	1,676
Other payable	392	(1,397)	1,492
Net cash (used in) provided by operating activities	(2,624)	(14,691)	6,054
Investing activities:
Maturities (purchases) of marketable debt securities	4	342	(769)
Acquisition of property and equipment	(4,280)	(3,696)	(8,479)
Proceeds from the sale of property and equipment	280	-	-
Increase in restricted cash	(278)	(2,672)	(82)
Net cash used in investing activities	(4,274)	(6,026)	(9,330)
Financing activities:
Investment by minority interest in China joint venture	-	-	3,195
Proceeds from the sale of common stocks, net	1,428	45	1,450
Proceeds from the exercise of options and warrants	446	166	300
(Repayment) of proceeds from line of credit borrowing	(35)	9,586	5,336
Repayment of bank borrowings	-	(148)	(105)
Proceeds from repayment of note receivable	-	-	289
Proceeds from sale of subsidiary stock	-	10,685	-
Proceeds from bridge loans	261	-	-
Repayment of notes payable	(4,220)	-	(69)
Proceeds from issuance of notes payable	3,660	2,389	1,834
Repayment of long term debt	(288)	(1,488)	-
Net cash provided by financing activities	1,252	21,235	12,230
Effect of exchange rate changes	(240)	1,667	(841)
Net (decrease) increase in cash and cash equivalents	(5,886)	2,185	8,113
Cash and cash equivalents at the beginning of year	12,330	10,145	2,032
	$6,444	$12,330	$10,145

DIGITAL VIDEO SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(in thousands)
Year Ended December 31,
	2003	2002	2001
Supplemental disclosures:
Interest paid	$ 846	$ 1,999	$ 1,199
Taxes paid	$ 63	$ 516	$ 244
Supplemental disclosure of non-cash transaction:
Offset of notes payable and note receivable-related party	$ -	$ -	$ 289
Issuance of common stock in payment of accounts payable	$ 957	$ 172	$ -
Issuance of common stock and warrants for legal settlements	$ 880	$ -	$ 580
Issuance of common stock for service rendered	$ 81	$ 424	$ -
Issuance of common stock upon conversion of bridge loans	$ 261	$ -	$ -
Issuance of common stock for other current assets	$ 46	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

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

  Liquidity

  The Company has incurred net losses and negative cash flow from operations for the last two years and has an accumulated deficit of $73.3 million at December 31, 2003. The Company experienced a reduction in gross margin during the years ended December 31, 2003 and 2002 due to increased pricing pressure from competition. The Company expects to experience continued pricing pressure during 2004 as competition becomes more intense. To partially offset the impact, the Company has taken steps to improve margins and lower costs and expenses which include controls related to purchasing and engineering efforts. Management also recognizes the need for an infusion of cash during the year ended December 31, 2004. The Company expects to require additional funding and may sell additional shares of its common or preferred stock through private placements or further public offerings, or it may seek additional credit facilities and consider certain asset sales. The sales of additional equity or debt securities may result in additional dilution to existing stockholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights that are senior to existing stockholders and could contain covenants that would restrict operation. Any additional financing may not be available in amounts or on terms acceptable to the Company, if at all.

  While the Company is aggressively pursuing the actions discussed above, there can be no assurance that the Company will be successful in its efforts to achieve profitable operations, generate sufficient cash from operations or obtain additional funding sources.

  Additionally, the Company is involved in several outstanding legal matters discussed in note 21, an unfavorable outcome from one or more of these matters could result in a material adverse effect upon the Company's financial position and results of operations.

  Principles of Consolidation

  The accompanying consolidated financial statements of DVS include the accounts of the Company, its subsidiaries and its majority owned and controlled corporate joint venture in China. All significant intercompany transactions and balances have been eliminated in consolidation and the Company's investment in the consolidated corporate joint venture has been accounted for at its historical book value. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods presented.

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

  Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable debt securities, and accounts receivables. The Company primarily invests its cash and cash equivalents and marketable debt securities in time deposits with high-credit quality institutions and corporate bonds and notes. The Company is exposed to credit risk in the event of default by these institutions and corporate entities to the extent of the amount recorded in the balance sheet. With respect to receivables from customers, the Company primarily sells its products worldwide to original equipment manufacturers and product distribution companies in Asia. The Company generally does not require collateral, and maintains reserves for potential credit losses.

  Cash and Cash Equivalents and Restricted Cash

  Cash and cash equivalents include money market accounts and highly liquid debt instruments with a remaining maturity of three months or less at the date of purchase. Restricted cash of $6,186, represented by passbook accounts and time deposits for its subsidiary, DVS Korea, are used for collateral related to borrowings and other required deposits.

  As of December 31, 2003 and 2002, the fair value of the cash and cash equivalents consisted of cash and money market funds in the amount of $12,630 and $18,238, respectively.

  Investment in Marketable Debt Securities

  The Company classifies its marketable debt securities as "held to maturity securities" as the Company has the intent and ability to hold these securities to maturity. These securities are recorded at amortized cost using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. Realized gains and losses are included in earnings. Additionally, the Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as charges in the statement of operations. Total marketable debt securities of $423 and $427 as of December 31, 2003 and 2002, respectively, consist of corporate bonds that mature at various dates through 2008.

  Revenue Recognition

  Net revenues include product and component sales. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. These criteria are met at the time the product is shipped to the customer. Shipping terms are freight on board shipping point. Returns and discounts on sales are deducted from revenue upon issuance of a credit memo. Returns for products under warranty are repaired and returned to the customer at the Company's cost. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. The Company had a warranty reserve of $54 and $130 at December 31, 2003 and 2002, respectively.

  Shipping and Handling Costs

  The Company includes fees billed to customers for shipping and handling in net revenue. Shipping and handling costs are included in sales and marketing as an operating expense. For the year ended December 31, 2003, 2002, and 2001 these costs were $362, $914 and $581, respectively.

  Fair Value of Financial Instruments

  The carrying amounts of the Company's financial instruments including cash and cash equivalents, marketable debt securities, accounts receivable, line of credit, accounts payable and accrued liabilities approximate fair value due to their short maturities. Based upon borrowing rates currently available to the Company for debt with similar terms, the carrying value of its debt approximates fair value.

  Advertising Expense

  Advertising expenditures are charged to operations as incurred and total $35, $126, and $147 in the years ended December 31, 2003, 2002, and 2001, respectively.

  Research and Development

  Research and development costs are expensed as incurred.

  Accounting for Stock-Based Compensation

  The Company accounts for stock based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure - an Amendment of FASB Statement No. 123". Under APB 25, compensation expense is recognized on the measurement date based on the difference, if any, between the fair value of the Company's common stock and the exercise price.

  The following table illustrates the effect on net (loss) income and net (loss) income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock based compensation.

	Year Ended December 31,
	2003	2002	2001
Reported net (loss) income	$(8,345)	$(2,991)	$ 868
Add: Stock-based compensation, as reported	19	40	71
Deduct: Total stock-based compensation determined under fair value based method for all awards	(910)	(589)	(445)
Adjusted net (loss) income, fair value method for all stock- based awards	$(9,236)	$(3,540)	$ 494
Basic (loss) income per share - as reported $$	$ (1.15)	$(0.50)	$ 0.16
Basic (loss) income per share - performa $$	$ (1.27)	$(0.59)	$ 0.09
Diluted (loss) income per share - as reported $$	$ (1.15)	$(0.50)	$ 0.14
Diluted (loss) income per share - performa $$	$ (1.27)	$(0.59)	$ 0.08

  The fair value for each option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	Year Ended December 31,
	2003	2002	2001
Weighted average risk-free interest rates	1.91%	2.97%	5.98%
Average expected life (in years)	2.0	2.0	2.0
Volatility $$	109% - 155%	109% - 125%	126%

  The weighted average fair value of stock awards (including restricted stock units granted in 2002) granted during 2003, 2002 and 2001 was $1.13, $0.90, and $2.88, respectively.

  The Company accounts for equity instruments issued to non-employees in accordance with the provision of SFAS 123 and EITF No. 96-18, which requires that such equity instruments be recorded at fair value on the measurement date, which is typically the grant date.

  Net Income (Loss) per Share

  Net income (loss) per share is presented on a basic and diluted basis, and is computed by dividing net income (loss) by the weighted average number of common shares and equivalent shares outstanding during the period. Common share equivalents consist of warrants and stock options (using the treasury stock method). Under the basic method of calculating net income (loss) per share, equivalent shares are excluded from the computation. Under the diluted method of calculating net income (loss) per share, equivalent shares are excluded from the computation only if their effect is anti-dilutive.

  Inventories

  Inventories are stated at the lower of cost (moving average method) or market. The Company has recorded valuation reserves against inventory of $1,087 and $410 as of December 31, 2003 and 2002, respectively.

  Property and Equipment

  Property and equipment are stated at cost net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the assets estimated useful lives of three to seven years or the term of the lease if shorter. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation or amortization are relieved from the accounts and the resulting gain or loss is included in the determination of income.

  Income Taxes

  The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowance are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  Long-Lived Assets

  Whenever events or changes in circumstances indicate that the carrying amounts of long-lived assets may not be recoverable, the Company estimates the future cash flows, undiscounted and without interest charges, expected to result from the use of those assets and their eventual disposition. If the sum of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

  Intangibles

  Intangible assets consist of acquired technology and are stated at cost net of accumulated amortization or at their impaired value. Amortization is computed using the straight-line method over the assets estimated useful lives of three to seven years.

  Foreign Currency Translation

  The functional currency of the Company's foreign subsidiaries is the local currency. Translation adjustments, which result from the process of translating foreign currency financial statements into U.S. dollars, are included as a component of accumulated other comprehensive income. Transaction gains and losses of $644 for 2003 are included in interest and other income in the accompanying statement of operations. The amounts for 2002 and 2001 were not considered material.

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

  Recent Accounting Pronouncements

  In January 2003, the Financial Accounting Standard Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 have been delayed and currently apply to the first fiscal year or interim period beginning after December 15, 2003. We do not have any entities as of December 31, 2003 that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

  In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 ("SFAS" 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of these instruments were previously classified as equity. Although some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements", the remainder is consistent with FASB's intention to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS 150 effective July 1, 2003. The adoption of SFAS 150 did not have a material impact on our financial position, results of operations or cash flows

  Inventories

  Inventories consisted of the following at December 31, 2003 and 2002:

	2003	2002
Raw materials	$16,716	$9,718
Work-in-process	2,892	8,220
Finished goods	6,124	8,230
Total inventories	25,732	26,168
Less inventory reserves	(1,087)	(410)
Net inventories	$24,645	$25,758

  Property and Equipment

  Property and equipment consisted of the following at December 31, 2003 and 2002:

	2003	2002
Building and leasehold improvements	$6,034	$5,143
Machinery and computer equipment	12,290	10,126
Furniture and fixtures	1,328	717
Total property and equipment	19,652	15,987
Accumulated depreciation	(7,013)	(4,920)
Net property and equipment	$12,639	$11,067

  Depreciation expense totaled $2,427, $2,344, and $758 for the years ended December 31, 2003, 2002 and 2001, respectively.

  Intangible Assets

  Intangible assets consisted of the following at December 31, 2003 and 2002:

	2003	2002
Intangible assets of acquired businesses	$2,400	$2,400
Less: accumulated amortization	(2,065)	(1,813)
	$ 335	$ 587

  Amortization expense totaled $252, $251 and $453 for the years ended December 31, 2003, 2002 and 2001.

  In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with an indefinite life are not amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. The amortization period of intangible assets with finite lives will no longer be limited to forty years. This statement had the effect of reducing to zero the Company's amortization of goodwill effective January 1, 2002. Had the Company been accounting for its goodwill under SFAS 142 for 2001, the Company's net income would have been $131 more than reported or $0.02 per share on a basic and diluted basis.

  During 2002, the Company recognized an impairment charge of $175 for the remaining book value of goodwill.

  Intangible assets will be amortized on a straight-line basis over their estimated useful lives of three to seven years. The intangibles-developed technology acquired was determined during fiscal year March 31, 2000 to provide future product developments in the coming years. Thus, the estimated useful life of the amortization period was changed effective July 1, 1999 from three to seven years. The aggregate amortization expense of intangibles over their remaining life is as follows:

Amount
2004	$ 250
2005	85
Total	$ 335

  Note Receivable-Related Party

  On September 30, 1999, the Company entered into an Asset Purchase and Option Agreement (the "Agreement") with OPLI, a related party. Pursuant to the Agreement, the Company sold the assets used in its digital video business, which are comprised of the ad insertion business and the video on demand businesses (the "Purchased Assets") to OPLI.

  The purchase prices for the Purchased Assets and for the Option (described below) was $3,450 with the purchased asset valued at $2,700 and the Option at $750. The purchase price was paid by delivery of a promissory note in the principal amount of $3,450 (the "Note"). Principal on the Note was payable in 36 equal monthly installments commencing on October 31, 1999. The unpaid principal balance of the Note bears interest at an annual rate of 7%. The Note was originally secured by a first priority security interest in favor of the Company in the Purchased Assets and a first priority pledge in favor of the Company of 987,500 shares of common stock of the Company owned by OPLI.

  Pursuant to the terms of the Agreement, OPLI purchased the option (the "Option") to acquire 212,000 shares (the "Option Shares") of the common stock of DVS Korea Ltd., a corporation organized under the laws of the Republic of Korea and at that time was a wholly owned subsidiary of the Company (DVS Korea). The Option Shares constituted 20% of the issued and outstanding shares of capital stock of DVS Korea. The Option was exercisable in whole or in part, for an aggregate exercise price of $500 payable in cash upon exercise of the Option.

  The sale of the Purchased Assets and the Option was recorded as a note receivable. The purchased assets were written off the books as of March 31, 1999 as part of a restructuring. As a result, no book value for these assets existed as of the date of the transaction. The gain of $2,700 for the sale of the purchased assets has been recognized as other income in the fiscal year ending March 31, 2000.

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

  During February 2003, the market value of common stock of OPLI shareholders held by the Company have a market value of approximately $884 resulting in an adjustment to the reserve requirement of $1,090. The total reserve at December 31, 2002 is $1,090.

  During March 2004, the market value of common stock of OPLI shareholders held by the Company have a net market value of approximate $732 resulting in an adjustment to the reserve requirement of $1,242. The total reserve at December 31, 2003 is $1,242.

  Warranty Accrual

  The Company generally warrants its products for a specific period of time against material defects. The Company provides for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts which fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. The following table reflects the change in the Company's warranty accrual during each of the three periods ended December 31, 2003 (in thousands):

	2003	2002	2001
Warranty accrual, beginning of year	$130	$335	$128
Additions	-	53	207
Subtractions	(76)	(258)	-
Warranty accrual, end of year	$54	$130	$335

  Line of Credit

  The Company has lines of credit with several Korean banks with borrowing limits varying from $800 to $21,494. The total borrowing limit as of December 31, 2003 was $43,709. Borrowings under these lines of credit incur interest at rates between 0.34% to 6.76%, and are guaranteed up to $756 by the Korea Credit Guarantee fund. The expiration date for these lines of credit vary between January and November 2004. Cash and cash equivalent deposits of approximately $6.2 million are restricted as collateral for lines of credit.

  The provisions of these lines of credit contain no covenants related to the maintenance of working capital or other financial ratios. As of December 31, 2003, the Company owed a total of $26,051 on the lines of credit and the amount is due as the lines expire.

  As of March 25, 2004, borrowing limits have been reduced to $30,500 and the expiration dates have been extended to May and November 2004.

  Notes Payable

  The Company has notes payable from Shanghai Bank in the amount of $3,600 and $4,220 for the years ended December 31, 2003 and 2002, respectively. These notes bear interest at rates between 1.78% to 2.035%, are collateralized by the joint venture building in China and are due on May 14, 2004. The notes require that the Company maintain certain minimum inventory levels as collateral for the loans. Other demand notes payable of $3 at December 31, 2003 and 2002 bear interest at a rate of 10% per annum.

  Notes Payable - Related Parties

  At December 31, 2003, the Company had notes payable from two directors of the Company. The amounts were $15 and $45, respectively, and bear interest between 5% and 10% and due on demand. The Company repaid both of these notes in March, 2004.

  Long-term Debt

  Long-term debt at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Unsecured note payable due to Hanvit Bank, with interest rate of 6%, due on June 15, 2004	$ -	$ 288
Less current portion	-	(192)
Total long-term debt	$ -	$ 96

  Commitments and Contingencies

  i. Commitments

  The Company leases its facilities and certain office equipment under non-cancelable leases that require the Company to pay operating costs, including property taxes, insurance and maintenance. Future minimum lease payments under these operating leases at December 31, 2003 are as follows:

Amount
2004	$ 661
2005	565
2006	234
2007	15
2008	15
Thereafter	193
$1,683

  Rent expense charged to operations was approximately $543, $661 and $481 for the years ended December 31, 2003, 2002 and 2001, respectively.

  DVS Korea has a license agreement with Phillips which requires payment of a $3.50 royalty on each "after-the-agreement" sale of a DVD player.

  ii. Minority Interest

  During the year ended December 31, 2001, the Company increased its investment in DVS Korea by acquiring an additional 127,000 shares, raising its ownership in DVS Korea to 82%. Subsequently employees of DVS Korea were issued 121,000 shares in satisfaction of outstanding loans to the Company, thereby reducing the Company's ownership in DVS Korea to 74.6%. In September 2002, DVS Korea went public on the KOSDAQ Exchange issuing 6,000,000 of its common stock to the Korean public and reducing the Company's ownership in DVS Korea to 51.4%. At December 31, 2002, the Company also held a 10% ownership interest in a Joint Venture in China (see note 17) with DVS Korea holding a 51% interest and the remaining 39% held by the Chinese partner. The sale of the 23.2% interest in DVS Korea resulted in a gain from the sale of subsidiary common stock of $1,177 which was reflected in additional paid-in capital at December 31, 2002.

  iii. Pending Litigation

  On June 18, 2001, the Company filed a lawsuit in the Santa Clara County Superior Court against Ernst & Young, LLP, the Company's former auditors. The complaint claims professional negligence, breach of contract, breach of fiduciary duty, fraud and deceit. The case was scheduled for mediation in October 2002. Mediation was scheduled for April 28, 2003 pending discussion between all parties. The case was settled in 2003 and all monies owing to Ernst & Young, LLP were forgiven plus the Company received cash to settle expenses incurred in this matter. The settlement was concluded during 2003.

  On December 4, 2001, a lawsuit was filed in United States District Court, Northern District of California against DVS and certain directors, officers and employees of DVS. The plaintiffs in the foregoing action are certain investors that purchased securities from DVS in May 2001 and July 2001 in transactions not involving a public offering. The complaint relating to these transactions purports to allege claims relating to violation of state and federal securities laws, breach of fiduciary duties, breach of contract, fraud, and negligent misrepresentation. The plaintiffs seek declaratory judgment relief, compensatory damages in excess of $1,000, punitive damages, and costs of suit, including attorneys' fees. DVS has reached a settlement related to this case and the Company has accrued and reflected in general and administrative expense $465 during December 31, 2002 related to the lawsuit. This matter was settled in February 2003. Terms of the settlement included cash of $50, 150,000 shares of common stock with a market value of $315, 225,000 warrants with an exercise price of $1.00 and an unsecured note of $150 to be paid at the time the warrants are exercised. The unsecured note of $150 was paid at the time the warrants were exercised so there is no remaining balance outstanding at December 31, 2003.

  On December 31, 2001, the Company has reached final settlement agreement with the Company's former corporate counsel, Troy & Gould, related to unpaid capital raising fees and legal costs. The Company satisfied the terms of the settlement agreement and received full satisfaction of the judgment rendered on the previously reported lawsuit by payment of the settlement amounts in the settlement agreement. The amounts due under the settlement agreement were payment of $150 in cash and issuance of 23,333 shares of Company stock. The stock was issued in 2000 and $100 of cash was paid during 2001. An accrual of $50 was recorded at December 31, 2001 for amounts owed under the settlement agreement and the balance of $50 was paid during February 2002.

  On June 24, 2002, the Company filed a lawsuit in the Santa Clara County Superior Court against Mali Kuo, Michael Chen, Meng Tek Ung and Doe's 1 through 50. The complaint has been served on Mr. Chen and Ms. Kuo but the Company has not yet been able to serve the other named defendants as they are residing outside of the United States. The Company is confident it will obtain a favorable outcome to the suit. As of December 31, 2002, the Company has received Mr. Chen and Ms. Kuo's counter claim. The Company has established an accrual of $650 for wages and expenses related to prior employment of Mr. Chen and Ms Kuo.

  The Company has been named as a defendant in several other lawsuits in the normal course of its business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material effect on the consolidated financial statements of the Company.

  Income Taxes

  The components of income (loss) before provision for (benefit from) income taxes were as follows:

	Year Ended December 31,
	2003	2002	2001

Domestic	$(3,540)	$(2,518)	$(1,728)
Foreign	(4,609)	(506)	3,318
Total	$(8,149)	$(3,024)	$1,590

  The provision for income taxes in the year ended December 31, 2003 of $196 relates to the full valuation allowance recorded against the deferred tax assets in the current year, some of which were not reserved at December 31, 2002. The provision for income taxes in the year ended December 31, 2002 was comprised of state taxes of $27 and foreign tax credits of $60. The provision for income taxes for the year ended December 31, 2001 was comprised of states taxes of $60 and foreign taxes amounting to $662.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$ 11,852	$ 10,248
Foreign net operating loss carryforwards	1,314	-
Reserves and other accrued expenses	137	(209)
Depreciation timing differences	95	(109)
Total deferred assets	13,398	9,930
Valuation allowance for deferred tax assets	(13,398)	(9,930)
Net deferred tax assets	$ -	$ -

  The increase in the valuation allowance for deferred taxes for the year ended December 31, 2003 was $3,468. The decrease in the valuation allowance for deferred taxes for the year ended December 31, 2002, was $8,201 and the increase in the valuation allowance for deferred taxes for the year ended December 31, 2001 was $2,771.

  The Company has federal net operating loss carryforwards as of December 31, 2003 of approximately $31.6 million expiring at various dates through 2023 and $8.9 million state net operating loss carryforwards net of limitations expiring as follows:

Expiration Date	Federal	California
2002	$ -	$ 954
2003	-	954
2004	-	417
2009	552	-
2010	2,811	-
2011	1,324	1,693
2012	5,808	33
2013	954	4,812
2019	5,724	-
2020	5,131	-
2021	4,882	-
2022	830	-
2023	3,543	-
	$ 31,559	$ 8,863

  Due to the "change in ownership" provisions of the Internal Revenue Code, the availability of the Company's net operating loss and credit carryforwards may be subject to an annual limitation in future periods. Such a change could substantially limit the eventual tax utilization of these carryforwards. After analyzing the "change in ownership" provisions of the Internal Revenue Code, Code Section 382, during 2002 the availability of the Company's net operating loss has been limited in future periods. Due to a "change in control" in 2002, it is estimated that approximately $24.9 million federal net operating loss and $4.1 million state net operating loss forward have been lost.

  Under Korean tax regulations the Company's Korean subsidiary is allowed a foreign investment exemption, currently 51.4% of taxable income, for 7 years from the taxable year after the year in which the Korean subsidiary first recognize taxable income, which was fiscal 2000. The Korean subsidiary is then allowed an additional three-year exemption at 50% of its foreign investment ratio. The aggregate dollar value of the Company's tax holiday for the Company's Korean subsidiary foreign tax exemption is $2.0 million dollars for the year ended December 31, 2001. The impact of the tax holiday on fully diluted earnings per share is $0.33 for the year ended December 31, 2001. The Company's Korean subsidiary had a tax loss for the years ended December 31, 2003 and 2002 and as such received no benefit from the foreign tax exemption in the current year.

  Under Chinese tax regulations the Company's Chinese joint venture is entitled to two years of complete tax exemption followed by three years of 50% tax reduction, commencing from the first profit making year net of losses carried forward. The Chinese Joint Venture is in tax loss position for the years ended December 31, 2003, 2002 and 2001 and as such has received no benefit from the foreign tax exemption.

  Net Income (Loss) Per Share

  The computation of net income (loss) per share was as follows:

	Year Ended December 31,
	2003	2002	2001
Net (loss) income	$ (8,345)	$ (2,991)	$ 868
Weighted average common shares outstanding	7,478	5,979	5,336
Weighted average unvested restricted stock	(212)	-	-
Weighted average common shares outstanding - basic	7,266	5,979	5,336
Effect of dilutive stock options and warrants	-	-	809
Weighted average common shares and equivalents outstanding - diluted	7,266	5,979	6,145
Basic net (loss) income per share	$ (1.15)	$ (0.50)	$ 0.16
Diluted net loss income per share	$ (1.15)	$ (0.50)	$ 0.14

  At December 31, 2003, 2002, and 2001, 4,773,951, 2,583,325, and 936,778 options and other warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. At December 31, 2003, there were 250,000 shares of restricted common stock outstanding.

  Stockholders' Equity

  Common Stock

  During 2001, the Company completed a private placement of 723,362 shares of the Company's common stock. Proceeds from the private placement were $1,700 less costs of raising capital of $250 netting the Company $1,450. Additionally, the Company issued 210,492 shares in settlement of legal obligations totaling $524. Options exercised during the year 2001 were 77,922 valued at $300.

  During 2002, the Company completed a stock exchange of 204,303 shares for debt and services rendered. Additionally the Company completed a small private placement of 30,000 common shares. The invested amount was $45. Options exercised during 2002 were 50,000 shares valued at $166.

  During 2003, the Company completed private placements totaling 1,157,217 common shares and completed a stock exchange of 715,126 shares for debt and services. Additionally shares issued in settlements of legal obligations and for services provided totaled 494,222. Warrants exercised during 2003 were 330,970 shares for $446. No options were exercised.

  Escrowed Securities

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

  Option activity under the 1993 Plan, 1996 Plan, 1998 Plan, and 2002 Plan was as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2000	661,542	5.18
Options granted	-	-
Options exercised	(77,922)	3.85
Options cancelled	(58,993)	4.48
Balance at December 31, 2001	524,627	5.41
Options granted	848,203	1.57
Options exercised	(50,000)	3.32
Options cancelled	(183,791)	5.59
Balance at December 31, 2002	1,139,039	2.60
Options granted	567,500	1.80
Options exercised	-	-
Options cancelled	(40,000)	2.04
Balance at December 31, 2003	1,666,539	2.34

  The following table summarizes information regarding stock options outstanding at December 31, 2003:

Range of Exercise Prices	Weighted Average Remaining Outstanding at December 31, 2003	Contractual Life (Years)	Average Exercise Price	Exercisable at December 31, 2003	Average Exercise Price
1.300-3.248	1,370,696	8.86	1.64	676,239	1.58
3.626-5.908	221,571	5.69	3.94	221,571	3.94
7.000-7.875	45,486	4.50	7.85	45,486	7.85
8.750-14.658	28,786	6.08	14.61	27,595	14.61
	1,666,539	8.27	2.34	970,891	2.79

  At December 31, 2002 and 2001, option to purchase 343,578 shares and 326,864 shares of common stock were exercisable, respectively.

  Warrants

  The Board has authorized a contingent grant of warrants for Mali Kuo, as former chief executive officer, to purchase 250,000 shares of the Company's common stock, subject to attainment of certain financing targets for the Company. These warrants have an exercise price of $6.37. None of these warrants have been exercised to date.

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

  In connection with bridge loans issued in June and July 2003, the Company issued warrants to purchase 130,375 shares of common stock with an exercise price of $1.65 per share. The warrants are exercisable beginning in November 2003 and expire in November 2004. The fair value of the warrants, calculated using the Black-Scholes option pricing model, totaling $132, was recorded as a discount on the loans and accreted to interest expense.

  In June 2003, the Company issued warrants to purchase 50,000 to a former Board member as part of his separation. The warrants are exercisable immediately and expire in July 2006. The fair value of the warrants, calculated using the Black-Scholes option pricing model, totaling $74, was recorded as compensation expense.

  In connection with a private placement in July 2003, the Company issued warrants to purchase 1,293,643 shares of common stock to investors at an exercise price of $2.80 per share. The warrants are exercisable beginning in January 2004 and expire in July 2006. The Company has the right to redeem any unexercised warrants for $0.10 per warrant upon 30 days notice, if the underlying shares have been registered and the Company's common stock has a closing sale price over $3.50 per share for ten consecutive trading days on the Nasdaq SmallCap Market. In December 2003, warrants to purchase 50,000 shares of common stock were exercised. In connection with the private placement, the Company issued 129,364 warrants to purchase the common stock units (one share of common stock and one warrant to purchase one share of common stock) issued in the private placement at $1.40 per share to the placement agent. The warrants are exercisable on the earlier of January 8, 2004 or the effective date of the registration statement covering the resale of the common stock and expire in July 2006.

  Warrants to acquire the Company's common stock outstanding at December 31, 2003 totaled 3,107,412. The following table sets forth the key terms of these warrants:

Date of Grant	Underlying Security	Shares Granted	Vesting of Grant	Expiration Date	Average Exercise Price	Reasons for Grant of Warrants
01/08/99	Common Stock	250,000	Closing of Financing	01/08/09	6.37	Employee Services
04/04/01	Common Stock	130,000	Immediate	04/04/04	2.75	Raising Capital
04/04/01	Common Stock	150,000	Immediate	04/04/04	2.75	Employee Services
08/07/01	Common Stock	30,000	Immediate	08/06/04	3.05	Legal Services
07/08/02	Common Stock	394,030	Immediate	07/08/07	1.34	Board Services
07/08/02	Common Stock	30,000	Immediate	07/08/07	1.34	Future Board Services
06/17/03	Common Stock	50,000	Immediate	06/16/06	1.61	Board Services
07/07/03	Common Stock	130,375	November 2003	11/15/04	1.65	Bridge Financing
07/07/03	Common Stock	1,373,007	January 2004	07/06/06	2.67	Private Placements
07/28/03	Common Stock	10,000	Immediate	07/06/06	3.50	Purchase
09/01/03	Common Stock	265,000	Immediate	08/31/06	1.75	Consultant Services
09/01/03	Common Stock	45,000	Immediate	09/01/08	1.75	Board Services
09/03/03	Common Stock	200,000	Immediate	09/03/07	1.75	Private Placement
11/18/03	Common Stock	50,000	Immediate	11/18/04	1.65	Private Placement
		3,107,412			2.59

  The warrants granted in 2002 and 2001 to Board members and employees were done at prices equal to the fair market value of the stock at the date of grant and as such no compensation expense was recognized in 2002 or 2001 in accordance with APB 25 intrinsic value accounting. The warrants granted for legal services and capital raising services in connection with the issuance of common stock have been valued using the fair value at the date of grant using the Black-Scholes option pricing model. The Company has accounted for the warrants granted for legal services by recognizing as an expense the fair value of the warrants at the date of grant. The warrants granted for capital raising services have been recorded as issuance costs of the transactions.

  Employee Stock Purchase Plan

  In September 1997, the shareholders approved 71,429 shares for distribution under the Company's employee stock purchase plan which employees may purchase shares, subject to certain limitations, at no less than 85% of the lower of the fair market value of the shares at the beginning or end of a three-month purchase period. The first enrollment period for the stock purchase plan began on April 1, 1998. As of December 31, 2003, no shares have been distributed to employees under this plan.

  Employee Benefit Plan

  During fiscal 1998, the Company implemented a 401(k) tax-deferred savings plan under which all U.S. employees may contribute up to 16% of their compensation, subject to certain Internal Revenue Service limitations. The Company has not contributed to the plan to date. The plan was discontinued effective December 13, 2001. Total plan assets at December 31, 2002 were $118 were and distributed to the participants of the plan during the year 2003. There are no plan assets as of December 31, 2003.

  Segment Information

  The Company operates in one business segment, which includes developing, producing and marketing digital video systems and sub-assemblers and computer peripherals.

  The Company's net sales by product line are as follows:

	_________ Year Ended December 31,__________
	2003	2002	2001
Product line:
Net sales
DVD products	$ 88,747	$ 154,943	$158,091
CD product	386	2,271	730
All other	-	-	1,050
	$89,133	$157,214	$159,871

  A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions could adversely effect operating results.

  Geographic information for revenues and long-lived assets for the years ended December 31, 2003, 2002 and 2001 are as follows:

	__________Year Ended December 31,__________
	2003	2002	2001
Product line:
Net sales
Domestic	$ 380	$1,517	$3,051
Foreign	88,753	155,697	156,820
	$89,133	$157,214	$159,871
Identifiable assets
Domestic	$1,616	$2,197	$5,707
Foreign	57,155	69,230	39,929
	$58,771	$71,427	$45,636

  In the years ended December 31, 2003 and 2002, foreign sales to China were approximately $10 million and $92 million, respectively, and sales to Turkey were approximately $16 million and $37 million, respectively. In the year ended December 31, 2001 foreign sales to China were approximately $125 million.

  In the fiscal year ended December 31, 2003, Ellion Digital, Inc., Daewoo, and Vestel accounted for 19.7%, 16.2%, and 13.3% of our revenue, respectively. During the year ended December 31, 2002, the Company had a major customer who accounted for approximately 22.9% of our revenue. In the year ended December 31, 2001, the Company had a major customer who accounted for approximately 42.5% of our revenue.

  In the year ended December 31, 2003, the Company had one (1) customer accounting for 61% of the total accounts receivable.

  Joint Venture

  During 2001, the Company formalized its participation in a joint venture in China. The Company's majority owned subsidiary, DVS Korea, received a 51% ownership interest in exchange for the contribution of cash, assembly and test equipment and the execution of a Technology Investment Exchange Agreement. The Chinese partner received a 39% ownership interest in exchange for a cash contribution and the Company received the remaining 10% ownership interest in exchange for its investment of equipment. The Joint Venture Agreement has been approved by all partners and by the Chinese Government. Since the Company controls the activities of the joint venture, its financial statements have been included in the consolidated financial statements of the Company using historical book values for the Company's investments.

  Related Party Transactions

  DVS Electronics Pvt. Ltd. formed in 2003, extended to Xalted Information System, Pvt. Ltd. (Xalted) a line of credit allowing for borrowings of up to approximately $280 at an interest rate of 8% per annum. A Co-Chairman of our Company is the Chief Executive Officer of Xalted. There were no borrowings in 2003. Xalted borrowed $154 in January 2004, which was repaid in March 2004. Xalted has provided various operational services to the Company since DVSE's formation last year, including free rent.

  During 2002, certain DVS Korea employees, officers and board members made significant equity investments into Ellion Digital. During 2003, DVS Korea and the joint venture in China had related party transactions with Ellion Digital. During the year ended December 31, 2003, DVS Korea had total sales of approximately $3,127 to Ellion Digital. As of December 31, 2003, DVS Korea had receivables from Ellion Digital of $759 for product and equipment sales. Further, the China joint venture sold products to Ellion Digital in the amount of $14,429 during the year ended December 31, 2003 and had $2,417 in accounts receivable from Ellion Digital as of December 31, 2003.

  License Agreement with Related Party

  On December 10, 2002, the Company executed an exclusive licensing agreement with Jeecom Asia, Inc. Jeecom is a mobile enterprise software developer founded by one of the Company's directors. The Company has agreed to a development fee of $250 of which 50% was paid in January 2003 and the remainder to be paid by April 30, 2003. Royalties will be paid on product unit sales on a sliding scale based on volume sold.

  Sales to Related Party

  During the year ended December 31, 2001, DVS Korea sold under letter of credit arrangements, $48 million of product to a partner in the China joint venture.

  Accounts Payable from Related Party

  At December 31, 2003 and 2002, the Company had accounts payable to SIIG, a partner in the China joint venture of $524 and $434, respectively.

  Financing with Related Party

  In the private placement in July 2003 a director and an officer of the Company purchased 45,000 shares of common stock for approximately $63 and received warrants to purchase 75,375 shares of common stock.

  Subsequent Events

  In January 2004, we sold 1,212,121 shares of our common stock to a group of purchasers for $1.65 per share. The gross proceeds were approximately $2.0 million. The proceeds will be utilized for general corporate purposes and initial funding of DVS Electronics, Pvt. Ltd., (DVSE) the Company's subsidiary in India formed in 2003. As mentioned previously we will require raising of additional capital.

  In February 2004, the Company reached agreement to lease the factory owned by the China joint venture which was vacated in February 2003. The monthly rent is $32 and the lease runs from April 2004 to March 2007. The rental income will cover the rental expense of the new building being leased by the China joint venture.

  Selected Quarterly Financial Data (unaudited)

  The following tables contain selected unaudited statements of operations information for each quarter of the year ended December 31, 2003, and 2002.

	Year Ended December 31, 2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts) (unaudited)
Net revenue	$ 18,530	$ 19,677	$ 23,244	$ 27,682
Gross profit	(2,182)	2,208	2,940	622
Net loss	(3,851)	(1,596)	(909)	(1,989)
Net loss per share (1) - basic and diluted	$ (0.47)	$ (0.20)	$ (0.13)	$ (0.31)
Shares used in computation of basic and diluted net loss per share	8,282	7,949	6,832	6,487
	Year Ended December 31, 2002
	Fourth Quarter	Amended Third Quarter	Second Quarter	First Quarter
	(in thousands, except per share amounts) (unaudited)
Net revenue	$ 44,032	$ 47,756	$ 42,559	$ 22,867
Gross profit	861	4,572	5,719	133
Net (loss) income	(2,040)	1,847	715	(3,513)
Net(loss) income per share (1) - basic and diluted	$ (0.34)	$ 0.31	$ 0.12	$ (0.60)
Shares used in computation of basic and diluted net(loss) income per share	5,979	5,889	5,889	5,869

  _________

  (1) See Consolidated Statements of Operations.

  The four quarters for net income (loss) per share may not add to the total year because of differences in the weighted average number of shares outstanding during the quarters and the year.

  Gross profit for the 2003 fourth quarter include a charge of approximately $3.6 million related to a book to physical adjustment as well as adjustments to the inventory reserve. In addition, the net loss for the 2003 fourth quarter also included adjustments to reduce general and administrative expenses of approximately $0.9 million due to the release of accruals no longer required. The effect of these adjustments was to increase the 2003 fourth quarter net loss and net loss per share by approximately $2.7 million and $0.33 per share.

DIGITAL VIDEO SYSTEMS, INC.

Schedule II

Valuation and Qualifying Accounts and Reserves

(in thousands)
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
2003:
Allowance for doubtful accounts receivable	$ 127	$ 763	$ 410	$ 480
Warranty reserve	130	-	76	54
Deferred tax asset valuation allowance	9,930	1,970	-	11,900
Reserve for slow moving and obsolete inventory	410	677	-	1,087
2002:
Allowance for doubtful accounts receivable	$ 320	$ 18	$ 211	$ 127
Warranty reserve	335	53	258	130
Deferred tax asset valuation allowance	18,131	-	8,201	9,930
Reserve for slow moving and obsolete inventory	328	82	-	410
2001:
Allowance for doubtful accounts receivable	$ 952	$ 423	$1,055	$ 320
Warranty reserve	128	207	-	335
Deferred tax asset valuation allowance	15,360	2,771	-	18,131
Reserve for slow moving and obsolete inventory	397	-	69	328

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, State of California on this 12th day of April 2004.

DIGITAL VIDEO SYSTEMS, INC.

By: /s/ Douglas T. Watson
Douglas T. Watson
Chief Executive Officer and Director

By: /s/ Robert Baker
Robert Baker
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Douglas T. Watson Douglas T. Watson	Chief Executive Officer and Director	April 12, 2004
/s/ Dr. Edmund Y. Sun Dr. Edmund Y. Sun	Director	April 13, 2004
/s/ Pratap K. Kondamoori Pratap K. Kondamoori	Director	April 12, 2004
/s/ John Fuller John Fuller	Director	April 12, 2004
/s/ Venkatapathi N. Rayapati Venkatapathi N. Rayapati	Director	April 12, 2004
/s/ Grover Wickersham Grover Wickersham	Director	April 12, 2004
/s/ Tom Spanier Tom Spanier	Director	April 12, 2004

EXHIBIT INDEX
Exhibit Number	Document
3.1	Amended and Restated Certificate of Incorporation of the Company.(1)
3.2	Bylaws of the Company.(1)
4.1	Specimen Common Stock Certificate.(3)
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

10.54	Sublease Agreement dated as of November 17, 1998 by and among Digital Video Systems, Inc., Savoir Technology Group and Technology Park Atlanta, Inc. (17)
10.55	Lease Termination Agreement dated as of November 17, 1998 by and between Digital Video Systems, Inc and Dell Enterprises. (17)
10.56	Lease agreement dated as of December 18th, 1998 by and between Digital Video Systems, Inc. and Sun and Sun LLP. (17)
10.57	Agreement dated as of February 1999 by and among Digital Video Systems, Inc., Savoir Technology Group and Technology Park Atlanta, Inc. (17)
10.58	Employment Agreement dated as of February 18, 1999 by and between Digital Video Systems, Inc. and Mali Kuo. (17)
10.59	Finder's Agreement dated as of January 8, 1999 by and between Digital Video Systems, Inc. and Mali Kuo. (17)
10.60	Agreement dated as of April 28, 1999 by and between Digital Video Systems, Inc. and Chinapro. (17)
10.61	Agreement dated as of July 28, 1999 by and between Digital Video Systems, Inc. and Shanghai Industrial Investment (Group) Co., Ltd. (17)
10.62	Purchase and Option Agreement dated as of September 30, 1999 by and between Digital Video Systems, Inc. and Oregon Power Lending Institution. (16)
21.1	List of Subsidiaries
23.1	Consent of Burr, Pilger & Mayer LLP Independent Auditors
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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