Form 10-K/A
period 2003-12-31
DIGITAL VIDEO SYSTEMS INC
filed 2004-04-29
CIK 1009395

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

      As of April 28, 2004, there were approximately 10,160,317 shares of the registrant's Common Stock outstanding.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2004 ("Form 10-K") for the purpose of amending Items 10, 11, 12, 13 and 14 of Part III to add the information required therein, since the Company's definitive proxy statement for its 2004 annual meeting of stockholders is now expected to be filed in May 2004. Other than as set forth below, the items of Form 10-K continue to speak as of the date of the original filing of the Registrant's Form 10-K, and the Registrant is not updating the disclosure in such items.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The members of our Board of Directors as of April 28, 2003 are as follows:

Name	Age	Current Position	Director Since
Thomas A. Spanier	58	Chairman of the Board and Chief Executive Officer	2004
Dr. Edmund Y. Sun	55	Chairman Emeritus and Director	1992
Douglas T. Watson	51	President, Chief Operations Officer, Acting Chief Financial Officer and Director	1998
Pratap S. Kondamoori *	43	Director	2003
John M. Fuller *	60	Director	2002
Venkatapathi N. Rayapati *	41	Director	2003
Grover T. Wickersham	55	Director	2003

*	Member of Audit Committee

Unless appointed by the Board of Directors to fill an existing vacancy, all directors are elected at the annual meeting of stockholder to serve for one year terms or until their successors are elected and qualified. There are no family relationships among the directors or executive officers of DVS.

Thomas A. Spanier was elected to the Board in March 2004. On April 14, 2004, he was appointed Chairman of the Board and Chief Executive Officer. From April 2003 to April 2004, Mr. Spanier was the principal of Spanier & Associates, Novato, California, a firm which provides interim management and consulting services. From April 2001 to April 2003, he served as Senior Vice President of Finance and Operations of Cradle Technologies, Mountain View, California, a fabless semiconductor company. From April 2000 to April 2001, he served as President and Chief Operating Officer of Uptime One, Inc., a development stage applications service provider focused on connecting food manufacturing companies and their suppliers. Prior thereto, from April 1998 to April 2000, Mr. Spanier was the Executive Vice President and Chief Operating Officer of the California Culinary Academy, San Francisco, California, which was a public, for-profit culinary school. Mr. Spanier has a BS in Business from the University of California, Berkeley and an MBA from Harvard Business School.

Dr. Edmund Y. Sun founded DVS in 1992 and has served as a director since that time and has served as our Chief Technical Officer from June 1998 to March 2004. Dr. Sun also served as Chairman of the Board of Directors of DVS from 1992 to March 2002. From October 1992 to June 1998, Dr. Sun served as our Chief Executive Officer and from October 1992 to May 1996, he served as our President. Dr. Sun founded C-Cube Microsystems Inc., a public company involved in the development of full-color still and motion picture compression technology, and served as its Chief Executive Officer from March 1989 to September 1991, and Chairman of the Board of Directors from August 1988 until April 1993. Dr. Sun was also previously a founder, Vice President and Chief Technical Officer of Weitek Corporation, a public company involved in high-speed three-dimensional shaded graphics systems and the use of high speed chips in various computer applications. Dr. Sun is a director of Jeecom, Inc., a private enterprise-level software company working in partnership with DVS. Dr. Sun has a Ph.D. in Applied Physics and an M.S. in Electrical Engineering from California Institute of Technology, and a B.S. in Electrophysics from National Chiao-Tung University in Taiwan.

Douglas T. Watson has served as a director since November 1998. Mr. Watson began serving as our President, Chief Operating Officer and Acting Chief Financial Officer in April 2004. He served as our Chief Executive Officer from February 2002 to April 2004. Mr. Watson also served as a member of the Executive Committee from November 1998 to March 2002. Prior to joining DVS, Mr. Watson served as President and Chief Executive Officer of Astoria Metal Corporation, a ship repair and dismantling firm which he founded in 1992, that currently has operations in San Francisco and Long Beach, California.

Pratap S. ("Bob") Kondamoori has served as a director since June 2003. He has over twenty years of digital video, semiconductor and telecommunications experience. Since November 2000, Mr. Kondamoori has served as a partner at Charter Ventures. In addition, since October 2000, he has served as the Chairman of the Board of Xalted Networks, Inc., Santa Clara, California, a private company providing broadband access technologies, was appointed Xalted's interim Chief Executive Officer in February 2003 and permanent Chief Executive Officer in November 2003. He also serves as Chief Executive Officer of Xalted Information Systems, Pvt. Ltd., Xalted's Indian subsidiary. Prior to Xalted, Mr. Kondamoori served in executive roles with Ramp Networks (acquired by Nokia) from January 1999 to June 2000. Mr. Kondamoori also serves on the Board of Directors of interWave Communications International, Ltd. and DVS Korea Co., Ltd , the Korean subsidiary of DVS.

John M. Fuller has served as a director since May 2002. Since March 1997, Mr. Fuller has been President of Pantechnicon Aviation Ltd., a privately- held aircraft leasing company. Prior to becoming President, Mr. Fuller served on the Board of Directors of Pantechnicon while employed with TECOP International, an international aerospace market development company. For nearly 20 years prior to becoming President of Pantechnicon, Mr. Fuller held various marketing and operations positions in the aerospace industry. Mr. Fuller received an M.B.A. from the Harvard Business School and an A.B. in Economics from the University of California, Berkeley.

Venkatapathi N. Rayapati has served as a director since June 2003. Dr. Rayapati has over twenty years of experience in semiconductor design, audio and video data compression/transmission. Since September 2002, Dr. Rayapati has served as the Chief Technology Officer and Chief Operating Officer of Xalted Networks, Inc., Santa Clara, California, a private company providing broadband access technologies. From May 2000 to August 2002, Dr. Rayapati served as Chief Technology Officer at Lucent Broadband from May 2000 to August 2002, heading up the Lucent Stinger access business. In July 1999, he co-founded PortalPlayer, the first developer of fully integrated chipsets for digital music consumer products, such as Apple's iPod. Dr. Rayapati held senior technical positions at Nortel Networks from June 1994 to February 1996, at National Semiconductor as, Chief Architect, from December 1997 to August 1999, and at AMD from February 1996 to December 1997. He is a Director of Zarlink Semiconductor and DVS Electronics, Ltd., DVS' Indian subsidiary, and advisor to Mitel Systems. He holds two Ph.D. degrees in engineering from the India Institute of Technology and from the University of Montreal, respectively.

Grover T. Wickersham has served as a director since December 2003. Since July 1986, Mr. Wickersham has been the principal shareholder in the law firm of Wickersham & Murphy (formerly, Grover T. Wickersham, P.C.), Palo Alto, California, a corporate securities law firm. Mr. Wickersham received an A.B. from the University of California, Berkeley, a J.D. from the University of California, Hastings College of the Law and an MBA from Harvard University.

Executive Officers

The information required by this item with respect to Executive Officers is incorporated by reference to the information set forth under the caption "Executive Officers" at the end of Part I of the Company's Form 10-K filed on April 14, 2004.

Audit Committee and Audit Committee Financial Expert

We have a separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The members of the Audit Committee are Messrs. Fuller, Kondamoori and Rayapati. The Board of Directors has determined that each of the members of the Audit Committee is independent as defined by the listing standards of the Nasdaq SmallCap Market and Section 10A(m)(3) of the Exchange Act. In addition, the Board of Directors has determined that Mr. Fuller is an "audit committee financial expert," as that term is defined in Item 401(h) of Regulation S-K of the Exchange Act.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all our directors, officers (including our principal executive officer, principal financial officer and controller) and employees, as well as the directors, officers and employees of our subsidiaries. The Code of Business Conduct and Ethics can be found on our website at http://www.dvsystems.com. We will also post on our website any amendment to the Code of Business Conduct and Ethics, as well as any waivers that are required to be disclosed by the rules of the SEC or the Nasdaq SmallCap Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 ("Section 16(a)") requires DVS' executive officers and directors, and persons who own more than 10% of a registered class of DVS' equity securities ("10% Stockholders"), to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such executive officers, directors and 10% Stockholders are also required by SEC rules to furnish DVS with copies of all Section 16(a) forms they file.

Based solely on its review of copies of such forms received, or written representations from certain reporting persons that no filings on Forms 5 were required for such persons, DVS believes that, during 2003, its executive officers, directors and 10% Stockholders complied with all applicable Section 16(a) filing requirements except as follows: Pratap S. Kondamoori failed to timely file a Form 4 reporting a grant of warrants in September 2003. He subsequently filed the Form 4 reporting that transaction.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning total compensation received by our Chief Executive Officer and our other most highly compensated executive officer during the last year (the "Named Officers") for services rendered to DVS in all capacities for the three years ended December 31, 2003. No other executive officer received more than $100,000 in total compensation during the last fiscal year.

	Annual Compensation(1)			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Number of Shares Underlying Options
Douglas T. Watson Chief Executive Officer	2003	$139,231	$--	--
	2002	106,817(2)	--	175,000(3)
	2001	75,700(4)	--	75,000(5)
Robert B. Baker(9) Chief Financial Officer	2003	125,813	14,710	75,125(8)
	2002	131,676(6)	--	99,625
	2001	32,400(7)	--	--

_________

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

(2) Includes $33,900 paid to Mr. Watson for his services as a consultant to DVS from January 2002 until he began serving as DVS' Chief Executive Officer in February 2002.

(3) Includes a warrant to purchase 100,000 shares of DVS common stock at an exercise price of $1.34 per share and an option to purchase 75,000 shares of DVS common stock at an exercise price of $1.34 per share.

(4) Represents compensation paid to Mr. Watson for his services as a consultant to DVS.

(5) Includes a warrant to purchase 75,000 shares of DVS common stock at an exercise price of $2.75 per share.

(6) Includes $42,739 paid to Mr. Baker for his services as a consultant to DVS from January 2002 through May 2002. Mr. Baker began serving as DVS' Chief Financial Officer in June 2002.

(7) Represents compensation paid to Mr. Baker for his services as a consultant to DVS.

(8) Includes an option to purchase 50,000 shares of DVS common stock at an exercise price of $1.71 and two warrants to purchase 10,125 and 15,000 shares of DVS common stock at an exercise price of $1.65 and $2.80 per share, respectively.

(9) Mr. Baker resigned as Chief Financial Officer of DVS in April 2004, after DVS filed its Annual Report on Form 10-K for the year ended December 31, 2003.

Option Grants in Last Year

The following table sets forth, as to the Named Officers, information concerning stock options granted during the year ended December 31, 2003.

	Individual Grants
Name	Number of Shares Underlying Options Granted	% of Total Options Granted to Employees in Year(1)	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
Douglas T. Watson	--	--	--	--	--	--
Robert B. Baker	50,000	8.44%	$1.71	4/30/13	$139,270	$221,765

________

(1) Percentages are based on a total of 592,625 shares underlying options and warrants granted to employees in fiscal 2003, of which 567,500 shares underlie options and 25,125 shares underlie warrants.

Option Exercises and Holdings

The following table sets forth, as to the Named Officers, certain information concerning the number of shares acquired upon exercise of stock options during the last fiscal year and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2003. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of DVS' common stock as of December 31, 2003.

Aggregated Option Exercises in Last Year
And Year-End Option Values

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Shares Underlying Unexercised Options at December 31, 2003		Value of Unexercised In-the-Money Options at Year- End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Douglas T. Watson	--	--	95,982	21,875	--	$ 27,563
Robert B. Baker	--	--	98,792	50,833	$ 121,596	$ 52,417

__________

(1) Fair market value (last reported sale price) of DVS common stock at the fiscal year end ($2.60 on December 31, 2003) minus the exercise price.

Employment Agreements and Other Arrangements

DVS has no employment agreement or other arrangement regarding employment with the Named Officers or any other executive officer of the Company.

Director Compensation

Through September 18, 2003, non-employee directors were entitled to receive $1,250 per month as compensation for serving on the Board of Directors. Between September 2003 and March 2004, non-employee directors were entitled to receive $1,200 per board meeting attended. These board fees were accrued but not paid in 2003. Since April 2004, non-employee board members will receive $500 for each board meeting attended, $750 for each Audit Committee meeting attended and $500 for each committee meeting other than the Audit Committee. Non-employee directors are also entitled to participate in DVS' 2002 Director Option Plan and receive grants of options thereunder to purchase shares of DVS common stock as described in the following paragraph. Non-employee directors are also reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending meetings of the Board and committees of which they are members.

Pursuant to the terms of the DVS 2002 Director Option Plan, each non-employee director is automatically granted an option to purchase 30,000 shares of common stock upon appointment or election to the Board of Directors and an option to purchase 10,000 shares of common stock on January 1 of each year thereafter if on such dates he or she is then a non-employee director and has served on our Board of Directors for at least the preceding six months. All options granted under the DVS 2002 Director Option Plan vest at a rate of 25% every six months.

The table below summarizes option and/or warrant grants to our directors during fiscal 2003 as compensation for their services as directors:

Directors	Issue Date	Number of Shares Underlying Options(3)	Exercise Price Per Share	Number of Shares Underlying Options Exercised to Date	Aggregate Purchase Price(1)
Ande Abbott(2)	1/01/03	10,000	$2.15	--	$ 21,500
In Baik Jeon(2)	1/01/03	10,000	2.15	--	21,500
John M. Fuller	1/01/03	10,000	2.15	--	21,500
Cary Fitchey(2)	1/01/03	10,000	2.15	--	21,500
Venkatapathi N. Rayapati	7/18/03	30,000	1.92	--	57,600
Pratap S Kondamoori	7/18/03	30,000	1.92	--	57,600
Grover T. Wickersham	12/18/03	30,000	2.45	--	73,500

_________

(1) Assumes exercise to purchase all shares subject to the option at the applicable exercise price.

(2) Served as a director during 2003, but was not on the Board at December 31, 2003.

(3) Represents an automatic option grant pursuant to the terms of DVS' 2002 Director Option Plan. The option vests at a rate of 25% every six months from the issue date. In addition, if the option is not assumed or substituted upon a change of control, the option will become fully vested and exercisable. In such event, the optionee will have 30 days from the date of notice to exercise the option, and upon the expiration of such period the option will terminate.

Compensation Committee Interlocks and Insider Participation

DVS' Compensation Committee is currently composed of Mr. Fuller. However, during substantially all of 2003, a former director, Ande Abbott, also served on the Compensation Committee. No interlocking relationship exists between any 2003 member of DVS' Compensation Committee and any member of the compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of DVS.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of DVS common stock as of April 28, 2003 for the following:

  each person or entity who is known by DVS to own beneficially more than 5% of the outstanding shares of DVS common stock;
  each of our directors;
  each of our Named Officers; and
  all directors and executive officers of DVS as a group.

In general, "beneficial ownership" refers to shares that an individual or entity has the power to vote, or dispose of, and stock options or warrants that are currently exercisable or will become exercisable within 60 days of April 28, 2004. Unless otherwise indicated, each person named below holds sole investment and voting power, other than the powers that may be shared with the person's spouse under applicable law.

Name	Common Stock Beneficially Owned	Percentage Beneficially Owned (1)
5% Stockholders
Empire Capital Partners 1 Gorham Island Westport, CT 06880	1,027,943(2)	9.6%
Glenbrook Capital Management 430 Cambridge Avenue, Suite 100 Palo Alto, CA 94306	999,854 (3)	9.4%
Glenbrook Capital, L.P. P.O. Box 524 Glenbrook, NV 89413	750,172(4)	7.2%
Executive Officers and Directors
Dr. Edmund Y. Sun 430 Cambridge Avunue, Suite 110 Palo Alto, CA 94306	748,983(5)	7.1%
Douglas T. Watson	361,607(6)	3.3%
John M. Fuller	115,250(7)	1.1%
Venkatapathi N. Rayapati	78,928(8)	*
Pratap S. Kondamoori	233,359(9)	2.2%
Grover T. Wickersham	362,526(10)	3.5%
Thomas A. Spanier(11)	--	--
Robert B. Baker(12)	166,833(13)	1.6%
All executive officers and directors as a group (8 persons)	2,067,486(14)	18.1%

________

* Less than one percent of the outstanding common stock.

(1) Based on 10,692,179 shares outstanding as of April 28, 2004.

(2) Based solely on information provided by Empire Capital Partners in its Form 4 filed with the Securities and Exchange Commission on April 21, 2004.

(3) Glenbrook Capital Management is the General Partner of Glenbrook Capital, L.P. Includes (i) 750,172 shares beneficially owned by Glenbrook Capital, L.P. and (ii) 249,682 shares issuable upon exercise of outstanding warrants that are exercisable within 60 days of April 28, 2004. Glenbrook Capital Management disclaims beneficial ownership of all partnership shares and warrants except to the extent of its pecuniary interest in the partnership, which is less than 1%.

(4) Includes 192,857 shares issuable upon exercise of outstanding warrants that are exercisable within 60 days of April 28, 2004. See footnote (3).

(5) Includes 312,687 shares of common stock issuable upon exercise of outstanding warrants that are exercisable within 60 days of April 28, 2004.

(6) Includes 361,607 shares of common stock issuable upon exercise of outstanding options and warrants that are exercisable within 60 days of April 28, 2004.

(7) Includes 85,250 shares of common stock issuable upon exercise of outstanding options and warrants that are exercisable within 60 days of April 28, 2004.

(8) Includes 118,928 shares of common stock issuable upon exercise of outstanding options and warrants that are exercisable within 60 days of April 28, 2004.

(9) Includes 153,928 shares of common stock issuable upon exercise of outstanding options and warrants that are exercisable within 60 days of April 28, 2004.

(10) Includes 97,342 shares owned by Mr. Wickersham separately or jointly with his wife, including 38,571 shares issuable upon exercise of outstanding warrants that are exercisable within 60 days of April 28, 2004. In addition, total includes (i) 52,400 shares held by the law firm of which Mr. Wickersham is the principal; (ii) 204,284 shares held by the profit sharing plan of Mr. Wickersham's law firm, for which Mr. Wickersham serves as Trustee; and (iii) 8,500 shares owned by a children's trust for the benefit of Mr. Wickersham's children, as to which Mr. Wickersham serves as Trustee. Mr. Wickersham disclaims beneficial ownership of all such additional securities except to the extent of his pecuniary interest in the law firm and the law firm's profit sharing plan.

(11) Mr. Spanier was appointed to the Board of Directors in March 2004.

(12) Mr. Baker resigned as Chief Financial Officer of DVS in April 2004, after DVS filed its Annual Report on Form 10-K for the year ended December 31, 2003.

(13) Includes 151,833 shares of common stock issuable upon exercise of outstanding options that are exercisable within 60 days of April 28, 2004.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options and warrants granted to employees and directors, as well as the number of securities remaining available for future issuance, under DVS' equity compensation plans as of December 31, 2003.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,666,539	$ 2.34	714,703
Equity compensation plans not approved by security holders (1)	709,030	1.87	0
Total	2,375,569	2.15	714,703

(1) Includes warrants issued to certain executive officers and directors during fiscal 2003.

Item 13. Certain Relationships and Related Transactions

Other than as disclosed below, since the beginning of the fiscal year ended December 31, 2003, there has not been any actual or proposed transaction or series of transactions to which DVS, or any of its subsidiaries, was or is a party in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than 5% of any class of the DVS common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

In December 2002, DVS entered into a License and Joint Development Agreement with Jeecom Asia, Inc. (the "License Agreement"). Dr. Edmund Y. Sun, DVS' founder, Chairman Emeritus and Director, is the founder and a director of Jeecom. Under the terms of the License and Joint Development Agreement, DVS was required to pay Jeecom an aggregate of $250,000 at specified dates. DVS paid Jeecom a total of $240,000 in 2003 and still owes $10,000 under the License Agreement. The License Agreement also provides for a royalty payment once the product that is the subject of the development project is developed and available for sale. The royalty will initially be $10 per unit and after certain volume thresholds are met, the royalty will be reduced to between $6 and $2, depending on the volume of sales. No royalties are yet due under the License Agreement.

DVS Electronics Pvt. Ltd. ("DVSE"), a subsidiary of DVS formed in 2003, extended to Xalted Information Systems, Pvt. Ltd. (Xalted) a line of credit allowing for borrowings of up to approximately $280,000 at an interest rate of 8% per annum. Pratap S. Kondamoori, a director of DVS, is the Chief Executive Officer of Xalted. There were no borrowings in 2003 under the line of credit arrangement. Xalted borrowed $154,000 in January 2004, which was repaid in March 2004. Xalted has provided various operational services to the Company since DVSE's formation in 2003, including free rent.

In September 2003, Pratap S. Kondamoori was issued 75,000 three-year warrants to purchase DVS common stock at an exercise price of $1.75. The warrants were issued as compensation for services rendered in the formation and startup of DVSE.

Item 14. Principal Accountant Fees and Services

The Board of Directors has selected Burr, Pilger & Mayer LLP ("BPM") as DVS' independent auditors to audit DVS' consolidated financial statements for the year ending December 31, 2004. Burr, Pilger & Mayer LLP has audited DVS' financial statements since fiscal year ended March 31, 2000.

Fee Disclosure

Accounting Fees

The following table shows the fees for the audit and other services provided by BPM for 2003 and 2002:

	Year
	2003	2002

Audit Fees(1)	$271,800	$408,000
Audit-Related Fees(2)	35,000	28,000
Tax Fees(3)	25,000	24,000
All Other Fees	-	6,700

Total	$331,800	$466,700

_________

(1)

These are fees for professional services performed by BPM for the audit of the Company's annual financial statements, review of financial statements included in the Company's quarterly reports on Form 10-Q and for SEC filings for those years.

(2)

These are fees for professional services performed by BPM for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees.".

(3)	These are fees for professional services performed by BPM with respect to tax compliance, tax advice and tax planning.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Beginning May 6, 2003, the Company was required to obtain prior approval from the Audit Committee for all audit and permissible non-audit related fees incurred with the Company's independent auditors. Pursuant to the Pre-Approval Policy, all new projects (and fees) either must be authorized in advance under the guidelines set forth in the Pre-Approval Policy or approved in advance by the full Committee. The Committee does not currently have a separate written Pre-Approval Policy, although the Audit Committee Charter (a copy of which is attached to this proxy statement as Appendix A) addresses the Pre-Approval Policy. All new projects and fees are either pre-approved by the Audit Committee as a whole or by John M. Fuller, the Chairman of the Audit Committee, acting as the designated Audit Committee member for pre-approval purposes. Mr. Fuller reports any such pre-approvals to the Committee at its next meeting.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of Burr Pilger & Mayer and has concluded that it is.

SIGNATURE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, State of California on this 29th day of April 2004.

/s/ Thomas A. Spanier
Thomas A. Spanier
Chief Executive Officer
(Principal Executive Officer)

DIGITAL VIDEO SYSTEMS, INC.

INDEX TO EXHIBITS
Item 15(a)(3)

Exhibit
Number		Description

23.	1	Consent of Burr, Pilger & Mayer LLP.
31.	1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.	2	Certification of the Acting Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.	1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002