Form 10-Q
period 2004-03-31
DIGITAL VIDEO SYSTEMS INC
filed 2004-05-17
CIK 1009395

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004 or

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

    As of March 31, 2004, there were approximately 10,160,317 shares of the registrant's common stock outstanding.

DIGITAL VIDEO SYSTEMS, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Digital Video Systems, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(Unaudited)

                                                              March 31,    December 31,
                                                                 2004          2003
                                                             ------------  ------------
                          ASSETS
Current assets:
   Cash and cash equivalents............................... $      3,038  $      6,444
   Restricted cash.........................................        5,745         6,186
   Marketable debt securities..............................          660           423
   Accounts receivable, net................................        4,577         2,045
   Accounts receivable - related party.....................        2,921         3,176
   Inventories.............................................       19,374        24,645
   Prepaid expenses and other current assets...............        2,242         2,081
   Note receivable - related party.........................          732           732
                                                             ------------  ------------
        Total current assets...............................       39,289        45,732
Property and equipment, net ...............................       12,580        12,639
Intangibles................................................          272           335
Other assets...............................................          421            65
                                                             ------------  ------------
        Total assets....................................... $     52,562  $     58,771
                                                             ============  ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit.......................................... $     23,243  $     26,051
   Notes payable...........................................        4,799         3,603
   Notes payable - related party...........................           --            60
   Accounts payable........................................        8,835        11,903
   Accounts payable - related party........................           --           524
   Other payables..........................................        3,006           626
   Accrued liabilities.....................................        2,069         1,953
                                                             ------------  ------------
        Total current liabilities..........................       41,952        44,720

Minority interest..........................................        6,863         8,186

Stockholders' equity:
   Preferred stock, $0.0001 par value, 5,000,000 shares
      authorized; no shares issued and outstanding.........           --            --
   Common stock, $0.0001 par value, 30,000,000 shares
      authorized; 10,160,317 and 8,881,090 shares
      issued and outstanding, respectively.................            1             1
   Additional paid-in capital..............................       79,838        77,650
   Deferred compensation...................................           --            (1)
   Accumulated other comprehensive loss....................        1,902         1,521
   Accumulated deficit.....................................      (77,994)      (73,306)
                                                             ------------  ------------
Total stockholders' equity.................................        3,747         5,865
                                                             ------------  ------------
Total liabilities and stockholders' equity................. $     52,562  $     58,771
                                                             ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                       --------------------
                                                         2004       2003
                                                       ---------  ---------
Net revenue.......................................... $  17,522  $  27,682
Cost of revenue......................................    18,514     27,060
                                                       ---------  ---------
Gross margin.........................................      (992)       622
                                                       ---------  ---------
Operating expenses:
  Research and development...........................     1,745      1,313
  Sales and marketing................................       931        800
  General and administrative.........................     2,325      2,024
                                                       ---------  ---------
     Total operating expenses........................     5,001      4,137
                                                       ---------  ---------
     Loss from operations............................    (5,993)    (3,515)
Interest expense, net................................      (317)      (252)
Other income (expense), net..........................       (61)       899
                                                       ---------  ---------
Loss before minority interest and income taxes.......    (6,371)    (2,868)
Minority interest....................................     1,683        879
                                                       ---------  ---------
Net loss............................................. $  (4,688) $  (1,989)
                                                       =========  =========

Basic and diluted net loss per share................. $   (0.49) $   (0.31)
                                                       =========  =========

Weighted average common shares and
   equivalent outstanding............................     9,624      6,391
                                                       =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements Of Cash Flows
(in thousands)
(Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                             ----------------------
                                                                2004        2003
                                                             ----------  ----------
Cash flows from operating activities:
Net loss................................................... $   (4,688) $   (1,989)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Minority interest......................................     (1,683)       (879)
    Depreciation and amortization..........................      1,007         390
    Issuance of common stock for service provided..........        129          --
    Amortization of deferred compensation..................          1           5
Changes in operating assets and liabilities:
    Accounts receivable....................................     (2,277)     (2,018)
    Inventories............................................      5,271       4,047
    Prepaid expenses and other current assets..............       (161)       (111)
    Other assets...........................................       (356)         10
    Deferred tax asset.....................................         --         (46)
    Accounts payable.......................................     (3,592)      3,469
    Accrued liabilities....................................        116        (272)
    Other payable..........................................      2,380          76
                                                             ----------  ----------
Net cash provided by (used in) operating activities........     (3,853)      2,682
                                                             ----------  ----------
Cash flows from investing activities:
   Acquisition of property and equipment...................       (885)       (725)
   (Purchases) maturities of marketable debt securities....       (237)         22
   Decrease (increase) in restricted cash..................        441        (744)
                                                             ----------  ----------
Net cash used in investing activities......................       (681)     (1,447)
                                                             ----------  ----------
Cash flows from financing activities:
   Proceeds from the sale of common shares, net............      2,002          56
   Proceed from the exercise of options and warrants.......         57          --
   Repayment of line of credit.............................     (2,808)     (2,608)
   Proceeds from notes payable.............................      3,000         742
   Repayment of notes payable..............................     (1,864)        (60)
                                                             ----------  ----------
Net cash provided by (used in) financing activities........        387      (1,870)
                                                             ----------  ----------
Effect of exchange rate changes............................        741      (1,335)
                                                             ----------  ----------
Net decrease in cash and cash equivalents..................     (3,406)     (1,970)
Cash and cash equivalents at beginning of period...........      6,444      12,330
                                                             ----------  ----------
Cash and cash equivalents at end of period................. $    3,038  $   10,360
                                                             ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Video Systems, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Digital Video Systems, Inc. (the Company or DVS) include the accounts of the Company and its subsidiaries. The statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending December 31, 2004. All significant inter-company balances and transactions have been eliminated.

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

2. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standard Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 have been delayed and currently apply to the first fiscal year or interim period beginning after December 15, 2003. We do not have any entities as of March 31, 2004 that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

3. Accounting for Stock-Based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure - an Amendment of FASB Statement No. 123".

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock based compensation.

                                                                     Three Months Ended
                                                                   --------------------
                                                                   March 31,  March 31,
(in thousands, except per share amounts)                             2004       2003
                                                                   ---------  ---------
Reported net loss................................................ $  (4,688) $  (1,989)

Add:  Stock-based compensation, as reported......................         1          5
Deduct:  Total stock-based compensation
   determined under fair value based method
   for all awards................................................      (126)      (121)
                                                                   ---------  ---------
Adjusted net (loss) income, fair value
   method for all stock-based awards............................. $  (4,813) $  (2,105)
                                                                   =========  =========

Basic and diluted loss per share - as reported................... $   (0.49) $   (0.31)

Basic and diluted loss per share - proforma...................... $   (0.50) $   (0.31)

The fair value for each option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

                                                                     Three Months Ended
                                                                        March 31,
                                                                   --------------------
                                                                     2004       2003
                                                                   ---------  ---------
Weighted average risk-free interest rates .......................    1.81%      2.97%
Average expected life (in years).................................     3.0        2.0
Volatility.......................................................    155%     109%-125%

The weighted average grant date fair value of stock awards granted during the three months ended March 31, 2004 and 2003 was $1.41 and $1.06 per share, respectively.

4. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the periods, except those that are anti-dilutive. Basic and diluted net loss per share is calculated as follows (in thousands):

                                                                     Three Months Ended
                                                                        March 31,
                                                                   --------------------
                                                                     2004       2003
                                                                   ---------  ---------
Net loss......................................................... $  (4,688) $  (1,989)
                                                                   =========  =========

Weighted average common shares outstanding(1)....................     9,874      6,487
Weighted average unvested restricted stock(1)....................      (250)       (96)
                                                                   ---------  ---------
Weighted average common shares outstanding - basic(1)............     9,624      6,391
Effect of diluted stock options and warrants.....................        --         --
                                                                   ---------  ---------
Weighted average common shares and equivalent
   outstanding - diluted.........................................     9,624      6,391
                                                                   =========  =========

(1) At March 31, 2004 and 2003, 5,362,280 and 1,395, 019 shares underlying options and warrants, respectfully, were excluded from the calculation of the diluted earnings per share because the effect is anti-dilutive.

5. Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows (in thousands):

                                                                     Three Months Ended
                                                                        March 31,
                                                                   --------------------
                                                                     2004       2003
                                                                   ---------  ---------
Net loss......................................................... $  (4,688) $  (1,989)
Cumulative foreign currency translation adjustments..............       381       (686)
                                                                   ---------  ---------
  Comprehensive loss............................................. $  (4,307) $  (2,675)
                                                                   =========  =========

Accumulated other comprehensive loss presented on the accompanying condensed consolidated balance sheet consists of the cumulative foreign currency translation adjustments.

6. Balance Sheet Components

Inventories consisted of the following (in thousands):

                                             March 31,    December 31,
                                                2004          2003
                                            ------------  ------------
Inventories:
   Raw materials.......................... $     12,887  $     16,716
   Work-in-process........................        5,102         2,892
   Finished goods.........................        2,956         6,124
                                            ------------  ------------
      Total inventory.....................       20,945        25,732
      Less inventory reserves.............       (1,571)       (1,087)
                                            ------------  ------------
      Net inventory....................... $     19,374  $     24,645
                                            ============  ============

Intangible assets consisted of the following (in thousands):

                                             March 31,    December 31,
                                                2004          2003
                                            ------------  ------------
Intangible assets of acquired businesses . $      2,400  $      2,400
Less: accumulated amortization............       (2,128)       (2,065)
                                            ------------  ------------
                                           $        272  $        335
                                            ============  ============

7. Segment Information

The Company is organized in a single business segment of developing, producing and marketing digital video technology related products which include DVD loaders and other DVD products.

A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions could adversely affect operating results.

Geographic information for revenues for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

                                              Three Months Ended
                                                 March 31,
                                            --------------------------
                                                2004          2003
                                            ------------  ------------
Geographic:
  Domestic................................ $        449  $        158
  Other international countries...........       17,073        27,524
                                            ------------  ------------
       Total sales........................ $     17,522  $     27,682
                                            ============  ============

8. Warranty Accrual

The Company generally warrants its products for a specific period of time against material defects. The Company provides for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts which fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. The following table reflects the change in the Company's warranty accrual during the three months ended March 31, 2004 (in thousands):

                                                           March 31,
                                                              2004
                                                          ------------
Warranty accrual, beginning of period................... $         54
Additions...............................................           --
Subtractions............................................           --
                                                          ------------
Warranty accrual, end of period......................... $         54
                                                          ============

9. Concentration of Certain Risks

The Company is subject to the risks associated with similar technology companies. These risks include, but are not limited to: history of operating losses, dependence on a limited number of key individuals, customers and suppliers, competition from larger and more established companies, the impact of rapid technological changes and changes in customer demand and requirements.

Revenues from significant customers, those representing approximately 10% of more of total revenues, are summarized as follows:

                                              Three Months Ended
                                                 March 31,
                                            --------------------------
                                                2004          2003
                                            ------------  ------------
Customer A ...............................           22%           *
Customer B................................           18%           *
Customer C................................           16%           *
Customer D................................           11%           25%
Customer E................................           *             17%

(* = less than 10%)

The largest customer, Ellion Digital, Inc., a company in which certain DVSK employees, officers and directors have a significant ownership interest, accounted for approximately 22% of our total revenue. Ellion Digital, Inc. comprised 39% of the combined total of accounts receivable and accounts receivable from related party at March 31, 2004.

We currently buy certain key components, including optical pick-ups, motors, central processing units and certain other integrated circuits from a limited number of suppliers including Zoran, Mediatech and Hitachi. We anticipate that these suppliers will manufacture sufficient quantities of these key components to meet our production requirements. If these suppliers fail to satisfy our requirements on a timely basis and at competitive prices, we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could seriously harm our operating results. Any constraints on worldwide manufacturing capacity of these key components may affect our ability to obtain adequate supplies from these manufacturers.

10. Common Stock

In January 2004, we sold 1,212,121 shares of our common stock to a group of purchasers for $1.65 per share. The gross proceeds were approximately $2.0 million. The proceeds are being used for general corporate purposes and initial funding of DVS Electronics, Pvt. Ltd., (DVSE), the Company's subsidiary in India which was formed in 2003.

11. Legal Matters

On June 24, 2002, the Company filed a lawsuit in the Santa Clara County Superior Court against Mali Kuo, Michael Chen, Meng Tek Ung and Doe's 1 through 50. The complaint has been served on Mr. Chen and Ms. Kuo but the Company has not yet been able to serve the other named defendants as they are residing outside of the United States. The Company believes it will obtain a favorable outcome to the suit. As of December 31, 2002, the Company has received Mr. Chen and Ms. Kuo's counter claim. The Company has established an accrual of $0.6 million for wages and expenses related to prior employment of Mr. Chen and Ms Kuo.

The Company has been named as a defendant in several other lawsuits in the normal course of its business. Management currently does not believe that the liabilities, if any, resulting from these matters will have a material effect on the consolidated financial statements of the Company.

12. Notes Payable and Line of Credit

During the first quarter, the Company repaid a $1.8 million note payable to the Shanghai Bank. It also obtained two new notes from the Shanghai Bank totaling $3.0 million. These notes bear interest at libor plus 0.75% per annum, and are due in June 2004. The Company also repaid $2.8 million on its credit line with its Korean banks. The total borrowing limit as of March 31, 2004 with these Korean banks was $30.5 million, and as of May 10, 2004 the borrowing limit has been reduced to $28.7 million.

13. Subsequent Events

In April 2004, investors exercised outstanding warrants for 511,862 shares of common stock resulting in net proceeds of approximately $0.6 million. The warrants were originally issued in the July 2003 financing and were temporarily repriced to $1.25 per share from the original exercise price of $2.80 in order to induce the exercise. We intend to use the proceeds from the warrant exercise for general corporate purposes.

In May 2004, our Korean subsidiary signed an agreement for the sale of MobileTouch Co. Ltd., its wholly owned subsidiary, for $0.8 million. Consideration will consist of cash of $0.3 million and a $0.5 million note bearing interest at 10% per annum due in one year. The sale of the subsidiary is contingent upon several factors, including satisfactory completion of due diligence by the purchaser and their ability to obtain satisfactory financing, and the purchase price is subject to adjustment based on stated items. The closing of the sale is intended to occur during the second quarter of 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and the condensed consolidated financial statements and notes thereto included herein for the three months ended March 31, 2004. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, expected operating results, including gross margins , revenues and expected losses, proposed introduction of new products, including anticipated features, functionality and timing thereof, expected impact on our gross margins for such new product introductions, sales of the Company's products, the markets for the Company's products, the development of the Company's products, expected spending levels for research and development and rates of inventory and receivable turns. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, faster than expected declines in the average selling prices of our products, the uncertainty of market acceptance of DVD loaders and other Company products, continued availability of working capital as the need to extend credit terms becomes more commonplace, planned growth of the Company's operations, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, timeliness of new product introductions, difficulties in conducting business in foreign countries such as China, South Korea and India, the competitive market for the Company's products and other factors described in this report under "Factors That May Affect Future Results," as well as in the Form 10-K for the year ended December 31, 2003 or in other documents the Company has filed from time to time with the Securities and Exchange Commission. A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuations of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions, among other things, could adversely affect our operating results.

Results of Operations

Overview

The Company has a 51% ownership interest in a subsidiary in Korea (DVSK) which generates most of our revenues. DVSK has a majority ownership interest in a manufacturing joint venture in China where a significant portion of our production is performed and additional revenues are generated.

In 2003, the average unit selling price of DVD loaders sold to OEM DVD player manufacturers continued to decline to a level at which the Company determined that it would no longer be able to generate acceptable margins on these products. Our customers also experienced severe pricing pressures and in several cases initiated their own DVD loader manufacturing operations. Two of our largest customers began producing DVD loaders during the second quarter of 2003. However, we have continued to supply sub-assemblies, such as mechanisms and/or printed circuit boards, to these companies. These sub-assemblies have a unit selling price that is significantly lower than an assembled DVD loader, and constituted approximately 31% of our revenues in the first quarter of 2004. Consequently, due to these factors plus the inventory charge for obsolete and excess inventory, during the quarter ended March 31, 2004, we incurred a negative gross margin.

Accordingly, the Company has focused on developing products for users who will pay a premium for the increased functionality and reliability of our DVD products, such as automotive and read/write DVD products. We anticipate that these new automotive and read/write products have the potential for higher margins and will favorably impact gross margins in future periods. However, for the first quarter of 2004, sales of these new products only accounted for a limited portion of our total revenues.

Working capital has declined from $1.0 million at December 31, 2003 to a $2.7 million deficit at March 31, 2004. Our line of credit in Korea has been reduced to $30.5 million at March 31, 2004, with further reductions anticipated during the second quarter, and our operations in the United States will require additional funding. Consequently, an infusion of equity and/or debt subordinate to our existing bank debt may be required to help fund our operations. There is no assurance that the Company will be able to raise additional capital on acceptable terms or at all.

Results of Operations

The following table summarizes the Company's operating results (in thousands):

                                                                     Three Months Ended
                                                                        March 31,
                                                                   --------------------
                                                                     2004       2003
                                                                   ---------  ---------

Revenue.......................................................... $  17,522  $  27,682
Gross profit.....................................................      (992)       622
Loss from operations.............................................    (5,993)    (3,515)
Net loss.........................................................    (4,688)    (1,989)

We anticipate that the introduction of our new automotive and read/write products will result in increased revenues and improved gross margins in future periods. However, limited availability of parts and working capital may limit the growth in revenues. Further, the minority interest in DVSK will limit the earnings that can be realized by the Company when and if DVSK returns to profitability. Consequently, we anticipate that we may continue to incur a net loss equal to or greater than that incurred in the comparable quarter in 2003 for at least the next quarter.

The Three Months Ended March 31, 2004
Compared to the Three Months Ended March 31, 2003

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's total revenue for the three month period ended March 31, 2004 compared with the three month period ended March 31, 2003.

                                                                     Three Months Ended
                                                                        March 31,
                                                                   --------------------
                                                                     2004       2003
                                                                   ---------  ---------

Revenue..........................................................     100.0%    100.0%
Gross margin.....................................................      (5.7)%      2.2%
Research and development.........................................      10.0%      4.7%
Sales and marketing..............................................       5.3%      2.9%
General and administration.......................................      13.3%      7.3%
Loss from operations.............................................     (34.2)%    (12.7)%
Net loss.........................................................     (26.8)%     (7.2)%

                                                                     Three months ended
                                                                        March 31,
                                                                   --------------------      %
                      Consolidated Revenue                           2004       2003      Change
-----------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)............................................ $  17,522  $  27,682        (37)%

Total revenue decreased by $10.2 million, or 37%, for the three months ended March 31, 2004 as compared with the three months ended March 31, 2003. This decrease is primarily attributable to erosion of average selling prices for our products and the shift by many large customers to in-house loader manufacturing requiring only certain lower price components from the Company. In the quarter ended March 31, 2004, Ellion Digital, Inc., a Korean DVD player manufacturer in which certain officers, directors and employees of our Korean subsidiary have a significant ownership interest, Kaixinda, Farimex and Vestel accounted for 22%, 18%, 16% and 11% of our revenue, respectively. In the quarter ended March 31, 2003, Vestel accounted for 25% of our revenue. The revenue generated from Ellion Digital is primarily related to the assembly of complete DVD players, for which we charge the cost of material and an assembly fee. We are inquiring into the relationship between DVSK and Ellion. We have received a preliminary report on this relationship that we are reviewing, but require additional time and information to draw meaningful conclusions.

                                                                     Three months ended
                                                                        March 31,
                                                                   --------------------      %
                          Gross Profit                               2004       2003      Change
-----------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)............................................ $    (992) $     622       (259)%
As a percentage of revenue.......................................      (5.7)%      2.2%       --

The negative gross margin in the first quarter of 2004 is attributable to the decline in the selling prices of DVD loaders and components during these periods due to increased competition. In addition, we recorded a $0.5 million provision during the quarter for obsolete and excess inventories.

Our new products engineering group in South Korea has developed and is developing DVD players for the automotive market and read/write drives that we expect will provide a higher margin contribution in future periods. However, should the prices of our new products experience similar reductions in prices in the near term, our total margins will not improve to the level anticipated and our results of operations and financial position will be harmed significantly.

                                                                     Three months ended
                                                                        March 31,
                                                                   --------------------      %
                    Research and Development                         2004       2003      Change
-----------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)............................................ $   1,745  $   1,313         33%
As a percentage of revenue.......................................      10.0%      4.7%       --

Our research and development expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities and providing our OEM customers with custom design and value engineering options to meet their specific requirements. R&D spending increased by $0.4 million, or 33%, primarily due to additional engineers and support staff added to accelerate the development of the new product programs for the automotive and DVD read/write markets and to initiate MobileTouch Korea's R&D plan. We expect to continue spending at approximately the same rate in absolute dollar terms during 2004.

                                                                     Three months ended
                                                                        March 31,
                                                                   --------------------      %
                       Sales and Marketing                           2004       2003      Change
-----------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)............................................ $     931  $     800         16%
As a percentage of revenue.......................................       5.3%      2.9%       --

Sales and marketing expenses consist primarily of employee related expenses, export freight and insurance, and advertising/promotional costs. The Company has sales and marketing organizations in Korea, China, India and the United States. The $0.1 million increase in expenses comparing the periods is due to the establishment of our subsidiary in India which incurred $0.3 million of sales and marketing expense in the first quarter of 2004.

                                                                     Three months ended
                                                                        March 31,
                                                                   --------------------      %
                   General and Administrative                        2004       2003      Change
-----------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)............................................ $   2,325      2,024         15%
As a percentage of revenue.......................................      13.3%      7.3%       --

General and administrative expenses consist of administrative salaries, bonuses, benefits, insurance, facility, legal, accounting services, investor relations and other business support costs. The increase in expenses of $0.3 million comparing the periods is primarily due to increased legal fees.

                                                                     Three months ended
                                                                        March 31,
                                                                   --------------------      %
                    Other Income / (Expense)                         2004       2003      Change
-----------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)............................................ $     (61)       899       (107)%
As a percentage of revenue.......................................      (0.3)%      3.2%       --

Other expense of $0.1 million in the three months ending March 31, 2004 consisted primarily of an exchange loss of $0.3 million offset by $0.2 million of other income. In the three months ended March 31, 2003 other income of $0.9 million consisted primarily of an exchange gain of $0.7 million and interest income of $0.2 million.

Interest expense of $0.3 million in the three months ending March 31, 2004 and March 31, 2003 consisted primarily of costs associated with borrowings outstanding during the quarters ended, respectively.

Liquidity and Capital Resources

At March 31, 2004, the Company had $8.8 million of cash and equivalents, of which $5.7 million was restricted as collateral for lines of credit.

Net cash used in operating activities was $3.9 million during the first quarter of 2004. We experienced a net loss of $4.7 million, adjusted by the non-cash reduction in the minority interest of the investors of our DVSK subsidiary and China joint venture of $1.7 million. Accounts receivable increased by $2.3 million as we issued increased credit terms to our customers due to competitive pressures, and accounts payable decreased by $3.6 million due to the reduction in manufacturing operations as compared to the prior year end. Offsetting these uses of cash was an increase of other payables by $2.4 million, and a decrease in inventories by $5.3 million attributable to a decrease in revenues in the recent quarter ended March 31, 2004, as compared to December 31, 2003, and the non-cash impact of depreciation and amortization of $1.0 million.

Cash provided by operating activities in the first quarter of 2003 was $2.7 million. Cash was provided as inventories declined by $4.0 million, accounts payable increased by $3.5 million and non-cash charges for depreciation and amortization were $0.4 million, partially offset by the net loss of $2.0 million and an increase in accounts receivable of $2.0 million.

Inventory turn and receivables turn compared to the previous twelve-month periods were as follows:

                                               Twelve Months Ended
                                                     March 31,
                                            --------------------------
                                                2004          2003
                                            ------------  ------------
  Inventory turn..........................       3.5 X         9.9 X
  Receivable turn.........................       7.6 X        19.5 X

We currently expect that for the year ended December 31, 2004, our inventories will turn at a higher rate than in the previous twelve-month period. Receivable turns in 2004, however, are likely to be lower than in the previous twelve-month period in the near term due to the competitive market for our DVD loaders, which will likely require the Company to continue to extend open credit terms to maintain and attract customers. The Company is attempting to obtain prepayments on its new products which if successful should improve receivable turns later in the year as sales of these products increase.

Net cash used in investing activities was $0.7 million for the three months ended March 31, 2004, which primarily consisted of the acquisition of $0.9 million of property and equipment and purchases of marketable debt securities of $0.2 million partially offset by a decrease in restricted cash of $0.4 million. Net cash used in investing activities was $1.4 million for the three months ended March 31, 2003, which primarily consisted of an increase in restricted cash of $0.7 million and the acquisition of $0.7 million of property and equipment.

Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2004. The cash provided by financing activities in this period was primarily from the $2.1 million in proceeds from sales of shares of common stock and exercise of options and warrants and the $3.0 million of proceeds from notes payable partially offset by payment on the line of credit and notes payable of $4.7 million. In January 2004, we sold 1,212,121 shares of our common stock to a group of purchasers for $1.65 per share with gross proceeds of approximately $2.0 million. Net cash used in financing activities was $1.9 million for the three months ended March 31, 2003. The cash used in financing activities in this period was primarily repayment of borrowings of $2.6 million by our Korean subsidiary under credit lines, partially offset by $0.7 million in net proceeds from notes payable.

In April 2004, investors exercised outstanding warrants for 511,862 shares of common stock resulting in net proceeds of approximately $0.6 million. The warrants were originally issued in the July 2003 financing and were temporarily repriced to $1.25 per share from the original exercise price of $2.80 in order to induce the exercise. The Company intends to use the proceeds from the warrant exercise for general corporate purposes.

In May 2004, DVSK signed an agreement for the sale of MobileTouch Co. Ltd., its wholly owned subsidiary, for $0.8 million. Consideration will consist of cash of $0.3 million and a $0.5 million note bearing interest at 10% per annum due in one year. The sale of the subsidiary is contingent upon several factors, including satisfactory completion of due diligence by the purchaser and their ability to obtain satisfactory financing, and the purchase price is subject to adjustment based on stated items. The closing of the sale is intended to occur during the second quarter of 2004.

Our working capital deficit is $2.7 million at March 31, 2004, as compared to working capital of $1.0 million at December 31, 2003. Our bank lines in Korea have been reduced as of May 10, 2004 to $28.7 million due to our current operating levels and concern over our losses. We believe that the bank lines will be reduced further during the second quarter of 2004. We are attempting to offset these reductions in our lines of credit by reducing the credit extended to our largest customer. In addition, we are requesting prepayments from our customers on our new products and requesting extended payment terms from our vendors, although there is no assurance that we will be successful in these actions. Consequently, we believe that an infusion of equity and/or debt subordinate to our existing bank debt may be required to help fund our operations. In addition, our operations in the United States will require the raising of additional capital in order to meet currently anticipated requirements. The Company is currently in discussions with investment firms and anticipates raising such funds during the second quarter of 2004. There is no assurance that the Company will be able to raise additional capital on acceptable terms or at all. If we do not raise additional capital, we may not be able to meet our financial obligations, and may have to cease or curtail our operations.

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2004.

                                           Payments Due by Period (in 000's)
                                     -----------------------------------------------------
                                                  Less
                                                  than                             After
                                       Total     1 year    1-3 years  4-5 years   5 years
                                     ---------  ---------  ---------  ---------  ---------
Operating lease obligations........ $   1,501  $     620  $     661  $      31  $     189
Line of credit.....................    23,243     23,243         --         --         --
Notes payable......................     4,799      4,799         --         --         --
                                     ---------  ---------  ---------  ---------  ---------
Total contractual obligations...... $  29,543  $  28,662  $     661  $      31  $     189
                                     =========  =========  =========  =========  =========

Off-Balance Sheet Arrangements

The Company had no "Off-Balance Sheet Arrangements" (as defined by Item 303 of Regulation S-K) at March 31, 2004.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standard Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 have been delayed and currently apply to the first fiscal year or interim period beginning after December 15, 2003. We do not have any entities as of March 31, 2004 that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

Critical Accounting Policies

Management's discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions. These estimates and judgments are reviewed by senior management and by the Audit Committee on an ongoing basis, at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

Revenue Recognition

Net revenue includes product and component sales. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. These criteria are met at the time the product is shipped to the customer. Shipping terms are freight on board shipping point. Returns and discounts on sales are deducted from revenue upon issuance of a credit memo. Returns for products under warranty are repaired and returned to the customer at the Company's cost. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. The Company had a warranty reserve of $54,000 at both March 31, 2004 and December 31, 2003.

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

Deferred Taxes

We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. At March 31, 2004 we had provided a valuation allowance for the entire amount of tax assets net of tax liabilities. To the extent that we increase or decrease a valuation allowance in a period, the resulting expense or benefit is included within the tax provision. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

Intangibles

We assess the impairment of identifiable intangibles annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Significant under performance relative to projected operating result, changes is the manner of our use of the acquired assets and significant negative industry or economic trends are the more significant indicators that we consider. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Determining Functional Currencies for the Purpose of Consolidation

Our majority owned Korean subsidiary and Chinese joint venture represent the vast majority of our revenues, assets, and liabilities at March 31, 2004. In preparing our consolidated statements, we are required to translate the financial statements of the foreign entity from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statement of operations or as a separate part of our net equity under the caption "cumulative translation adjustment."

FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the other information contained in this Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse affect on our business, financial condition or results of operation. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q.

Our capital resources may not be sufficient to meet our capital requirements.

Since our inception, we have periodically experienced negative cash flow from operations and could experience significant negative cash flow from operations in the future. Our current and future capital requirements are substantial, and we cannot be certain that cash generated from operations will be sufficient to meet these requirements or that financing will be available at favorable terms when required, or at all. We have experienced significant shortages in our cash flows and have experienced difficulties in funding our operating expenses and paying our creditors. We believe our current capital resources are insufficient to meet currently anticipated capital requirements over the next 12 months, so if we are not successful in raising capital, we may not meet our financial obligations to our creditors when they become due or we may have to curtail or cease certain operations.

Our operating results fluctuate significantly, and an unanticipated decline in revenue or earnings may disappoint investors or securities analysts and result in a decline in our stock price.

In addition to the losses incurred in the three months ended March 31, 2004 and during the year ended December 31, 2003, we have incurred substantial net losses in the past, as recently as, among others, fiscal years ended March 31, 2002, 1999, 1998 and 1997. We also expect to generate losses as we continue our spending on personnel and engineers in connection with our research and development efforts related to new product development during 2004 and our expansion into the Indian DVD market. Our recent quarterly and annual operating results have fluctuated, and will continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are not within our control:

  market acceptance of our new products;

  ability of our customers to complete their development of products which incorporate our products;

  recent trends by current and former customers to implement their own DVD loader manufacturing operations, and whether entities that do so continue to buy sub-assemblies from us;

  difficulties in forecasting, planning and management of inventory levels, particularly given our ongoing implementation of our new ERP system in Korea, which may trigger inventory adjustments;

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

A downturn in the market for consumer products such as personal computers and DVD players that incorporate our products can also harm our operating results. In addition, some of our customers may place orders at or near the end of a quarter. As a result, we may not learn of revenue shortfalls until late in a quarter and may not be able to predict future revenues with accuracy. Additionally, a large portion of our costs consist of salaries for personnel, and materials that must be ordered several months in advance. These costs are based in part on our expectations for future revenues and are relatively fixed in the short term. As a result, any revenue shortfall below expectations would likely harm our operating results.

Our growth and future profitability depend upon our ability to successfully develop and commercialize new DVD products, as well as market acceptance of such products.

During the last three years, a substantial amount of our revenues have been generated by the DVD product line, which is central to our growth strategy. The market for this line of products has experienced intense competition and is highly price sensitive. We have recently experienced a declining rate of revenues from sales of our DVD loaders as a result of a decrease in demand from our customers. The average unit selling price for our DVD loader products has decreased and we expect it to continue to decrease in the foreseeable future. Unless we obtain an equally reduced cost of revenues, our gross margins will continue to decline. Successful development and commercialization of new products, as well as market acceptance of such products, is essential to our achieving positive gross margins as well as growth and future profitability. While we are currently developing and introducing new products, we cannot assure you that these products will reach the market in a timely manner, satisfactorily address customer needs, be sold in high volume, or be sold at profitable margins. In addition, we expect to continue to invest heavily in research and development personnel and engineers during 2004, which will likely adversely impact achievement of near term profitability.

Our business may suffer due to risks associated with international sales and operations.

Sales of products overseas accounted for 99.7%, 98.1%, 99.0%, 99.6% and 99.9% of our revenue in the nine-month period ended December 31, 2000, the fiscal year ended December 31, 2001, the fiscal year ended December 31, 2002, the fiscal year ended December 31, 2003 and the three month period ended March 31, 2004, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

  impact of currency fluctuations for which the Company has no hedging activity;

  difficulties in complying with foreign regulatory requirements and standards;

  greater difficulty in ensuring adequacy of our disclosure controls and procedures and internal control over financial reporting with respect to international operations;

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

Because a small number of customers have accounted for, and are likely to continue to account for, a substantial portion of our revenue, our revenue could decline due to the loss of one of these customers.

Products sold to our top five customers accounted for approximately 60% and 67% of our revenue during the year ended December 31, 2003 and the three month period ended March 31, 2004, respectively. Products sold to our top 10 customers accounted for approximately 88%, 67%, 78% and 88% of our revenue during the fiscal years ended December 31, 2001, 2002, and 2003, and the three month period ended March 31, 2004, respectively. In the quarter ended March 31, 2004, Ellion Digital, Inc., an entity in which certain officers, directors and employees of our Korean subsidiary have a significant ownership interest, Kaixinda, Farimex and Vestel accounted for 22%, 18%, 16% and 11% of our revenue, respectively. In the fiscal year ended December 31, 2003, Ellion Digital, Daewoo, and Vestel accounted for 20%, 16%, and 13% of our revenue, respectively. In the fiscal year ended December 31, 2002, Vestel accounted for 23% of our revenue. In the fiscal year ended December 31, 2001, SIIG, owner of 39% of our Chinese joint venture, accounted for about 37% of our revenue. In the fiscal year ended March 31, 2000, Hyundai accounted for about 36% of our revenue. In the nine-month period ended December 31, 2000, Hyundai accounted for about 42% of our revenue. No other customers accounted for more than 10% of our revenues during these three periods. If we were to lose any of these customers or experience any substantial reduction in orders from these customers, our revenues and operating results would suffer.

The dynamic nature of our business continues to place a significant strain on our management systems and resources, and if we fail to manage the changes in our products, markets and supply chain, our ability to market and sell our products and develop new products may be harmed.

Our business is experiencing rapid change which has strained our internal systems and will require us to develop or adopt more sophisticated information management systems in order to manage the business effectively. Although we are implementing an ERP system, there is no guarantee that this system and any new systems implemented in the future will be adequate to address the rapid changes in sales volume, product mix, regional mix, and supply chain which we anticipate, or that management will be able to foresee in a timely manner other infrastructure needs before they arise. In addition, we have in the past and may in the future experience problems with the ERP system, particularly as it is being implemented, which problems may lead to inventory management issues. Our success depends on the ability of our executive officers to effectively manage in this rapidly changing environment. If we are unable to manage our growth effectively, our results of operations will be seriously harmed.

We may require additional capital in order to bring new products to market, and the issuance of new equity securities will dilute your investment in our common stock.

To permit the growth of our business operations in the future, we will need to bring new products to market, which will likely require significant working capital. We have established credit facilities with certain Korean banks with a total borrowing limit of about $28.7 million as of May 10, 2004. We have also formed alliances with state-run businesses in China, which have committed to substantial amounts of trade credit and financing for production in China under certain terms. However, there is no assurance that these credit facilities will always be available. We will need to sell shares of our common stock or seek additional borrowings or outside capital infusions in the next twelve months. We cannot assure you that such financing options will be available on terms acceptable to us, if at all. In addition, if we issue shares of our common stock, our shareholders will experience dilution with respect to their investment.

We depend on a limited number of foreign suppliers to manufacture certain key components, and these manufacturers may not be able to satisfy our requirements, which could cause our revenues to decline.

We currently buy certain key components, including optical pick-ups, motors, central processing units and certain other integrated circuits from a limited number of suppliers including Zoran, Mediatech, and Hitachi. We anticipate that these suppliers will manufacture sufficient quantities of these key components to meet our production requirements. If these suppliers fail to satisfy our requirements on a timely basis and at competitive prices, we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could seriously harm our operating results. Any constraints on worldwide manufacturing capacity of these key components may affect our ability to obtain adequate supplies from these manufacturers. Although our on-going relationships with our key suppliers are material in the aggregate, we do not have any specific agreement with any supplier that is material to our business. We purchase materials from suppliers on an as-needed basis through individual purchase orders, none of which is material to our business or results of operations. In certain instances, we have failed to meet the demand for our products or the scheduled shipment dates due to our inability to obtain a sufficient supply of certain key components from our suppliers. The suppliers with whom we are currently working, together with any additional suppliers, may not be willing or able to satisfy all of our manufacturing requirements on a timely basis at favorable prices. In addition, we have encountered delays in qualifying new products and increasing new product production and could experience these delays in the future. We are also subject to the risks of service disruptions, raw material shortages and price increases by our suppliers. Such disruptions, shortages and price increases could seriously harm our operating results.

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

In order to grow, we may need to increase our present manufacturing capacity. Events that we have not foreseen could arise which would limit our manufacturing capacity or outsource manufacturing. In addition, if we cannot satisfactorily increase our manufacturing capacity, our ability to grow will be severely impaired and this may harm our operating results.

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

If we account for employee stock options using the fair value method, it could significantly increase our net loss.

There has been ongoing public debate whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, Share-Based Payment: an amendment of FASB statements No. 123 and 95, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing accounting charges, which could adversely affect our future results.

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

RISKS RELATED TO OUR INDUSTRY

The selling prices for our products are very volatile and subject to industry-wide fluctuations. Our success is dependent on the growth and strength of the DVD video market.

With a focus on the DVD product line, most of our revenues in the last three years were generated from DVD products. Our new products currently being developed are in the DVD product line, particularly automotive and read/write DVD products. The sales of our DVD loaders are related to the markets for DVD video disks and DVD video players. If we experience an unforeseen downturn in the markets for DVD video disks and DVD video players or a global over-supply in the production of DVD loaders, our results of operations from our DVD loaders business will be adversely affected. Our business could be harmed by such industry-wide fluctuations in the future.

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

Foreign Currency Risk

We develop products in the United States, Korea, China and India and market our products in the Asia-Pacific region, North America and India. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are primarily in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. We do not currently engage in any hedging activities to mitigate this risk.

Item 4. Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective, except as noted in the following paragraphs, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The ERP problems identified during the fiscal 2003 reporting process were not fully resolved by the end of our first quarter and accordingly, we were not able to accurately determine inventory levels using our ERP system as of March 31, 2004. However, based on the results of a physical inventory of the major portion of high dollar items at DVSK conducted on March 31, 2004, the inventory amount was correctly adjusted as of the end of the period.

(b)    Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during our current quarter that materially affected, or is reasonably likely materially to affect, our internal control over financial reporting, except that we continued our efforts to correct the inventory management problems that developed during fiscal 2003 when we began to install a new ERP system to address, among other matters, inventory management.

More specifically, under the direction of the Audit Committee and the Board of Directors, senior management directed the Company to dedicate resources and to take steps to strengthen control processes in order both to identify and prevent the situation that resulted in the year end adjustments for book-to- physical and intercompany profits in inventory. To this end, the Company began during the quarter ended March 31, 2004 to take the following immediate steps:
  working on re-programming the enterprise resource planning system to eliminate the system deficiency that lead to the book-to-physical inventory adjustment; and
  performing physical inventories on the major portion of high dollar items at DVSK on a quarterly basis;

The Company continues to evaluate the need for further improvements, including further formalizing its processes, procedures and policies, to its internal control over financial reporting and disclosure controls and procedures.

Limitations on the Effectiveness of Controls

The Company's management, including the CEO and CFO, does not expect that our disclosure and controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time a party to various legal proceedings arising in the ordinary course of our business. The outcome of any pending legal matters may have a material adverse effect on our business, operating results or financial condition.

On June 24, 2002, the Company filed a lawsuit in the Santa Clara County Superior Court against Mali Kuo, Michael Chen, Meng Tek Ung and Doe's 1 through 50. The complaint has been served on Mr. Chen and Ms. Kuo but the Company has not yet been able to serve the other named defendants as they are residing outside of the United States. As of March 31, 2004, the Company had received Mr. Chen and Ms. Kuo's counterclaims. The Company has established an accrual of $650,000 for wages and expenses related to prior employment, and believes that it has meritorious defenses to all other claims.

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

Item 2. Changes in Securities

During the quarterly period ended March 31, 2004, we sold 1,212,121 shares of our common stock to a group of purchasers for $1.65 per share. The gross proceeds were approximately $2.0 million. The issuances of the securities described above were made in reliance on one or more of the exemptions from registration under the Securities Act, including those provided for by Section 4(2) and Rule 506 thereunder. The purchasers of these securities represented that they had adequate access to information about the Company.

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

(a) Exhibits

31.1 Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a Form 8-K on February 24, 2004, furnishing a press release, dated as of February 17, 2004, providing guidance on the fourth quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2004

DIGITAL VIDEO SYSTEMS, INC.

By: /s/ THOMAS SPANIER
Thomas Spanier
Chief Executive Officer
(Principal Executive Officer)

/s/ DOUGLAS T.WATSON
Douglas T. Watson
Acting Chief Financial Officer
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