Form 10-Q
period 2004-06-30
DIGITAL VIDEO SYSTEMS INC
filed 2004-08-16
CIK 1009395

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004 or

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

    As of June 30, 2004, there were approximately 10,702,179 shares of the registrant's common stock outstanding.

DIGITAL VIDEO SYSTEMS, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Digital Video Systems, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(Unaudited)

                                                                               June 30,    December 31,
                                                                                 2004          2003
                                                                             ------------  ------------
                                  ASSETS
Current assets:
   Cash and cash equivalents............................................... $      1,946  $      6,444
   Restricted cash.........................................................        6,669         6,186
   Marketable debt securities..............................................          724           423
   Accounts receivable, net................................................        1,561         2,045
   Accounts receivable - related party.....................................        1,731         3,176
   Inventories, net........................................................       15,623        24,645
   Prepaid expenses and other current assets...............................        2,148         2,081
   Note receivable - related party.........................................          568           732
                                                                             ------------  ------------
        Total current assets...............................................       30,970        45,732
Property and equipment, net ...............................................       12,270        12,639
Intangibles, net...........................................................          210           335
Other assets...............................................................          436            65
                                                                             ------------  ------------
        Total assets....................................................... $     43,886  $     58,771
                                                                             ============  ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit.......................................................... $     19,878  $     26,051
   Notes payable...........................................................           --         3,603
   Notes payable - related party...........................................           --            60
   Accounts payable........................................................       10,895        11,903
   Accounts payable - related party........................................          239           524
   Other payables..........................................................        2,342           626
   Accrued liabilities.....................................................        2,666         1,953
                                                                             ------------  ------------
        Total current liabilities..........................................       36,020        44,720
                                                                             ------------  ------------
Minority interest..........................................................        5,820         8,186
                                                                             ------------  ------------
Stockholders' equity:
   Preferred stock, $0.0001 par value, 5,000,000 shares
      authorized; no shares issued and outstanding.........................           --            --
   Common stock, $0.0001 par value, 30,000,000 shares authorized;
      10,702,179 and 8,881,090 shares issued and outstanding, respectively.            1             1
   Additional paid-in capital..............................................       80,728        77,650
   Deferred compensation...................................................           --            (1)
   Accumulated other comprehensive loss....................................        1,690         1,521
   Accumulated deficit.....................................................      (80,373)      (73,306)
                                                                             ------------  ------------
Total stockholders' equity.................................................        2,046         5,865
                                                                             ------------  ------------
Total liabilities and stockholders' equity................................. $     43,886  $     58,771
                                                                             ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

                                                                     Three Months Ended    Six Months Ended
                                                                          June 30,              June 30,
                                                                   --------------------  --------------------
                                                                     2004       2003       2004       2003
                                                                   ---------  ---------  ---------  ---------
Net revenue...................................................... $  32,732  $  23,244  $  50,254  $  50,926
Cost of revenue..................................................    30,271     20,304     48,785     47,364
                                                                   ---------  ---------  ---------  ---------
Gross margin.....................................................     2,461      2,940      1,469      3,562
                                                                   ---------  ---------  ---------  ---------
Operating expenses:
  Research and development.......................................     1,300      1,356      3,045      2,669
  Sales and marketing............................................     1,119        762      2,050      1,562
  General and administrative.....................................     2,836      1,465      5,161      3,489
                                                                   ---------  ---------  ---------  ---------
     Total operating expenses....................................     5,255      3,583     10,256      7,720
                                                                   ---------  ---------  ---------  ---------
     Loss from operations........................................    (2,794)      (643)    (8,787)    (4,158)
Interest expense.................................................      (251)      (291)      (568)      (543)
Other income (expense), net......................................      (324)      (312)      (385)       587
                                                                   ---------  ---------  ---------  ---------
Loss before minority interest and income taxes...................    (3,369)    (1,246)    (9,740)    (4,114)
Income tax benefit...............................................        --         (2)        --         (2)
Minority interest................................................       990        339      2,673      1,218
                                                                   ---------  ---------  ---------  ---------
Net loss......................................................... $  (2,379) $    (909) $  (7,067) $  (2,898)
                                                                   =========  =========  =========  =========

Basic and diluted net loss per share............................. $   (0.23) $   (0.13) $   (0.71) $   (0.43)
                                                                   =========  =========  =========  =========

Weighted average common shares and
   equivalent outstanding........................................    10,311      6,832      9,969      6,726
                                                                   =========  =========  =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements Of Cash Flows
(in thousands)
(Unaudited)

                                                                      Six Months Ended
                                                                        June 30,
                                                                   ----------------------
                                                                      2004        2003
                                                                   ----------  ----------
Cash flows from operating activities:
Net loss......................................................... $   (7,067) $   (2,898)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Minority interest............................................     (2,366)     (1,218)
    Depreciation and amortization................................      1,686       1,217
    Issuance of common stock for service provided................        120          --
    Writedown of notes receivable................................        164          --
    Amortization of deferred compensation........................          1           9
    Stock compensation expense...................................        320          --
Changes in operating assets and liabilities:
    Accounts receivable and accounts receivable - relatee party..      1,929       3,127
    Inventories..................................................      9,022       3,534
    Prepaid expenses and other current assets....................        (67)        171
    Other assets.................................................       (371)        (78)
    Accounts payable and accounts payable related party..........     (1,293)     (2,496)
    Accrued liabilities..........................................        713        (105)
    Other payable................................................      1,716         (17)
                                                                   ----------  ----------
Net cash provided by operating activities........................      4,507       1,246
                                                                   ----------  ----------
Cash flows from investing activities:
   Acquisition of property and equipment.........................     (1,192)     (2,122)
   (Purchases) maturities of marketable debt securities..........       (301)          8
   Increase in restricted cash...................................       (483)       (483)
                                                                   ----------  ----------
Net cash used in investing activities............................     (1,976)     (2,597)
                                                                   ----------  ----------
Cash flows from financing activities:
   Proceeds from the sale of common shares, net..................      2,002         214
   Proceed from the exercise of options and warrants.............        636         112
   (Repayment of) proceeds from line of credit...................     (6,173)        447
   Proceeds from notes payable...................................      3,000         259
   Repayment of notes payable and notes payable-related party....     (6,663)        (97)
                                                                   ----------  ----------
Net cash provided by (used in) financing activities..............     (7,198)        935
                                                                   ----------  ----------
Effect of exchange rate changes..................................        169          93
                                                                   ----------  ----------
Net decrease in cash and cash equivalents........................     (4,498)       (323)
Cash and cash equivalents at beginning of period.................      6,444      12,330
                                                                   ----------  ----------
Cash and cash equivalents at end of period....................... $    1,946  $   12,007
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending December 31, 2004. All significant inter-company balances and transactions have been eliminated.

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

2. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standard Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46was effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were delayed and apply to the first fiscal year or interim period beginning after December 15, 2003. We do not have any entities as of June 30, 2004 that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, (EITF 03-06), Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share. EITF 03-06 which addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 was effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on the Company's results of operations or financial position.

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

                                                                     Three Months Ended    Six Months Ended
                                                                         June 30,              June 30,
                                                                   --------------------  --------------------
(in thousands, except per share amounts)                             2004       2003       2004       2003
                                                                   ---------  ---------  ---------  ---------
Reported net loss................................................ $  (2,379) $    (909) $  (7,067) $  (2,898)

Add:  Stock-based compensation, as reported......................         1          4          1          9
Deduct:  Total stock-based compensation
   determined under fair value based method
   for all awards................................................      (126)      (153)      (252)      (274)
                                                                   ---------  ---------  ---------  ---------
Adjusted net loss, fair value
   method for all stock-based awards............................. $  (2,504) $  (1,058) $  (7,318) $  (3,163)
                                                                   =========  =========  =========  =========

Basic and diluted loss per share - as reported................... $   (0.23) $   (0.13) $   (0.71) $   (0.43)
                                                                   =========  =========  =========  =========

Basic and diluted loss per share - proforma...................... $   (0.24) $   (0.15) $   (0.73) $   (0.47)
                                                                   =========  =========  =========  =========

The fair value for each option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

                                                                     Three Months Ended    Six Months Ended
                                                                        June 30,              June 30,
                                                                   --------------------  --------------------
                                                                     2004       2003       2004       2003
                                                                   ---------  ---------  ---------  ---------
Weighted average risk-free interest rates .......................        --       1.57%      1.81%      1.57%
Average expected life (in years).................................        --        2.0        2.0        2.0
Volatility.......................................................        --   109%-125%       155%  109%-125%

No options were granted during the three months ended June 30, 2004. The weighted average grant date fair value of stock awards granted during the three months ended June 30, 2003 was $0.95 per share. The weighted average grant date fair value of stock awards granted during the six months ended June 30, 2004 and 2003 was $1.41 and $1.03 per share, respectively.

4. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the periods, except those that are anti-dilutive. Basic and diluted net loss per share is calculated as follows (in thousands):

                                                                          Three Months Ended    Six Months Ended
                                                                               June 30,              June 30,
                                                                        --------------------  --------------------
                                                                          2004       2003       2004       2003
                                                                        ---------  ---------  ---------  ---------
Net loss.............................................................. $  (2,379) $    (909) $  (7,067) $  (2,898)
                                                                        =========  =========  =========  =========

Weighted average common shares outstanding(1).........................    10,561      6,832     10,219      6,726
Weighted average unvested restricted stock(1).........................      (250)        --       (250)        --
                                                                        ---------  ---------  ---------  ---------
Weighted average common shares outstanding - basic(1).................    10,311      6,832      9,969      6,726
Effect of diluted stock options and warrants..........................        --         --         --         --
                                                                        ---------  ---------  ---------  ---------
Weighted average common shares and equivalent outstanding - diluted...    10,311      6,832      9,969      6,726
                                                                        =========  =========  =========  =========

(1) At June 30, 2004 and 2003, 4,538,518 and 2,755,825 shares underlying options and warrants, respectively, were excluded from the calculation of the diluted earnings per share calculation because the effect is anti-dilutive.

5. Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows (in thousands):

                                                                     Three Months Ended    Six Months Ended
                                                                         June 30,              June 30,
                                                                   --------------------  --------------------
                                                                     2004       2003       2004       2003
                                                                   ---------  ---------  ---------  ---------
Net loss......................................................... $  (2,379) $    (909) $  (7,067) $  (2,898)
Cumulative foreign currency translation adjustments..............      (212)       734        169         48
                                                                   ---------  ---------  ---------  ---------
  Comprehensive loss............................................. $  (2,591) $    (175) $  (6,898) $  (2,850)
                                                                   =========  =========  =========  =========

Accumulated other comprehensive loss presented on the accompanying condensed consolidated balance sheet consists of the cumulative foreign currency translation adjustments.

6. Balance Sheet Components

Inventories consisted of the following (in thousands):

                                              June 30,    December 31,
                                                2004          2003
                                            ------------  ------------
Inventories:
   Raw materials.......................... $      9,170  $     16,716
   Work-in-process........................        3,995         2,892
   Finished goods.........................        4,478         6,124
                                            ------------  ------------
      Total inventory.....................       17,643        25,732
      Less inventory reserves.............       (2,020)       (1,087)
                                            ------------  ------------
      Net inventory....................... $     15,623  $     24,645
                                            ============  ============

Intangible assets consisted of the following (in thousands):

                                              June 30,    December 31,
                                                2004          2003
                                            ------------  ------------
Intangible assets of acquired businesses . $      2,400  $      2,400
Less: accumulated amortization............       (2,190)       (2,065)
                                            ------------  ------------
                                           $        210  $        335
                                            ============  ============

7. Geographic Information

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

Geographic information for revenues are as follows (in thousands):

                                                Three Months Ended          Six Months Ended
                                                    June 30,                    June 30,
                                            --------------------------  ------------------------
                                                2004          2003         2004         2003
                                            ------------  ------------  -----------  -----------
Geographic:
  Domestic................................ $      1,173  $        163  $     1,770  $       321
  Asia....................................       27,645        20,770       42,242       40,583
  Europe..................................        2,219           128        3,542          271
  Other international countries...........        1,695         2,183        2,700        9,751
                                            ------------  ------------  -----------  -----------
       Total sales........................ $     32,732  $     23,244  $    50,254  $    50,926
                                            ============  ============  ===========  ===========

8. Warranty Accrual

The Company generally warrants its products for a specific period of time against material defects. The Company provides for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts which fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. The following table reflects the change in the Company's warranty accrual during the six months ended June 30, 2004 (in thousands):

                                                            June 30,
                                                              2004
                                                          ------------
Warranty accrual, beginning of period................... $         54
Charged to cost of sales................................           61
Actual warranty expenditures............................          (91)
                                                          ------------
Warranty accrual, end of period......................... $         24
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

Revenues from significant customers, those representing approximately 10% or more of total revenues, are summarized as follows:

                                                Three Months Ended          Six Months Ended
                                                      June 30,                   June 30,
                                            --------------------------  ------------------------
                                                2004          2003         2004         2003
                                            ------------  ------------  -----------  -----------
Customer A ...............................           27%           *            24%          *
Customer B................................           26%           *            24%          *
Customer C................................           *             33%          *            24%
Customer D................................           *             *            *            16%

(* = less than 10%)

Ellion Digital, Inc., a company in which certain of the employees, officers and directors of the Company's subsidiary in Korea have a significant ownership interest, accounted for approximately 26.1% of the Company's total revenue for the three months ended June 30, 2004. Ellion Digital, Inc. comprised 41.6% of the combined total of accounts receivable and accounts receivable from related party at June 30, 2004.

The Company currently buys certain key components, including optical pick-ups, motors, central processing units and certain other integrated circuits from a limited number of suppliers including Zoran, Mediatech and Hitachi. The Company anticipates that these suppliers will manufacture sufficient quantities of these key components to meet its production requirements. If these suppliers fail to satisfy the Company's requirements on a timely basis and at competitive prices, the Company could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could seriously harm the Company's operating results. Any constraints on worldwide manufacturing capacity of these key components may affect the Company's ability to obtain adequate supplies from these manufacturers.

10. Common Stock

In January 2004, the Company sold 1,212,121 shares of its common stock to a group of purchasers for $1.65 per share. The gross proceeds were approximately $2.0 million. The proceeds are being used for general corporate purposes and the initial funding of DVS Electronics, Pvt. Ltd., (DVSE), the Company's subsidiary in India which was formed in 2003.

In April 2004, investors exercised outstanding warrants for 511,862 shares of common stock resulting in net proceeds of approximately $0.6 million. The warrants were originally issued in the July 2003 financing and were temporarily repriced to $1.25 per share from the original exercise price of $2.80 in order to induce the exercise. The Company has used the proceeds from the warrant exercise for general corporate purposes. In connection with the warrant repricing the Company incurred a warrant modification charge of $0.2 million in the second quarter of 2004.

11. Legal Matters

On June 24, 2002, the Company filed a lawsuit in the Santa Clara County Superior Court against Mali Kuo, Michael Chen, and Meng Tek Ung, former directors, officers and employees of the Company. The Company's lawsuit includes causes of action for breach of fiduciary duties, breach of duty of loyalty, negligent performance of employment duties and breach of employment agreements. The defendants have filed cross-claims and fraud claims arising from their employment agreements. The Company has established an accrual of $0.7 million for wages and expenses related to prior employment of Mr. Chen and Ms. Kuo. The Company is contesting the claims against it vigorously and is asserting affirmative claims for relief.

In March 2004, the former CEO of the Company's Korean subsidiary, based on claimed severance payments, obtained an ex-parte writ of attachment on certain shares of the Company's stock in this subsidiary. The Company, which became aware of the attachment in June 2004, intends to initiate a legal action to release this writ of attachment. The Company is not aware at this time whether the former CEO has commenced any legal action for the claimed severance payments in connection with this writ of attachment.

The Company has been named as a defendant in several other lawsuits in the normal course of its business. Management currently does not believe that the liabilities, if any, resulting from these matters will have a material effect on the consolidated financial statements of the Company.

12. Notes Payable and Line of Credit

During the second quarter of 2004, the Company repaid $4.8 million of notes payable to a Chinese bank. The Company also repaid $3.4 million on its credit line with its Korean banks in the second quarter, reducing the amount outstanding under its line of credit to $19.9 million. The total borrowing limit as of June 30, 2004 with these Korean banks was $23.4 million.

13. Subsequent Events

In July 2004, the Company obtained two loans with a Chinese bank for $1.8 million each. The loans are collateralized by the Company's facility in China and have a one-year term with interest at LIBOR plus 0.7%.

In July 2004, the Company reached a settlement concerning legal fees owed to a law firm by issuing 335,000 shares of its common stock. The stock had a fair market value on the settlement date of $271,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and the condensed consolidated financial statements and notes thereto included herein for the three and six months ended June 30, 2004. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, expected operating results, including gross margins , revenues and expected losses, proposed introduction of new products, including anticipated features, functionality and timing thereof, expected impact on our gross margins for such new product introductions, sales of the Company's products, the markets for the Company's products, the development of the Company's products, expected spending levels for research and development and rates of inventory and receivable turns. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, faster than expected declines in the average selling prices of our products, the uncertainty of market acceptance of DVD loaders and other Company products, continued availability of adequate capital for operations, planned growth of the Company's operations, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, timeliness of new product introductions, difficulties in conducting business in foreign countries such as China, South Korea and India, the competitive market for the Company's products and other factors described in this report under "Factors That May Affect Future Results," as well as in the Form 10-K for the year ended December 31, 2003 or in other documents the Company has filed from time to time with the Securities and Exchange Commission. A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuations of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions, among other things, could adversely affect our operating results.

Results of Operations

Overview

The Company has a 51% ownership interest in a subsidiary in South Korea (DVSK) which generates most of our revenues. DVSK has a majority ownership interest in a manufacturing joint venture in China where a significant portion of our production is performed and additional revenues are generated.

In 2003, the average unit selling price of DVD loaders sold to OEM DVD player manufacturers continued to decline to a level at which the Company determined that we would no longer be able to generate acceptable margins from the sale of these products. Accordingly, we have focused on developing products for users who will pay a premium for the increased functionality and reliability of our DVD products, such as automotive and read/write DVD products. These new automotive and read/write products have the potential for higher margins and we anticipate that they will favorably impact our gross margins in future periods to the extent revenues derived from them increase.

During the second quarter of 2004, sales of our read-write products increased significantly and accounted for 66% our total revenues. In addition, sales of our automotive DVD products accounted for 11% of our total revenues. Our gross margin of 8% in the second quarter was also influenced by revenues from our older DVD loaders which have a low gross margin and inventory charges primarily related to the discontinuance of certain DVD products. This is an improvement from the negative gross margin of (6%) incurred during the first quarter, and we anticipate further improvements in future quarters to the extent sales of the read-write and especially the automotive DVD products increase.

Working capital declined from $1.0 million at December 31, 2003 to a $5.1 million deficit at June 30, 2004. Our line of credit with banks in South Korea has been reduced to $22.3 million at July 28, 2004 and further reductions are possible going forward. Moreover, our operations in the United States will require additional funding. Consequently, an infusion of equity and/or debt subordinate to our existing bank debt will be required to help fund our operations. There is no assurance that the Company will be able to raise additional capital on acceptable terms or at all.

Results of Operations

The following table summarizes the Company's operating results (in thousands):

                                                           Three Months Ended    Six Months Ended
                                                              June 30,              June 30,
                                                         --------------------  --------------------
                                                           2004       2003       2004       2003
                                                         ---------  ---------  ---------  ---------

Revenue................................................ $  32,732  $  23,244  $  50,254  $  50,926
Gross profit...........................................     2,461      2,940      1,469      3,562
Loss from operations...................................    (2,794)      (643)    (8,787)    (4,158)
Net loss...............................................    (2,379)      (909)    (7,067)    (2,898)

Sales of our read-write products increased substantially during the second quarter of 2004. These sales, combined with the introduction of our new automotive products, resulted in a 41% increase in revenues as compared to the second quarter of 2003. Due to the continuing sale of our low margin DVD loaders and inventory charges, our gross margins of 8% for the second quarter of 2004, while improving significantly from the first quarter of 2004, were less than the 12.6% achieved in the second quarter of 2003. We anticipate that increased sales of our automotive DVD products, in combination with increased sales of our read-write products and decreased sales of our DVD loaders, will result in improved gross margins in future periods. The availability of parts and working capital, however, may limit any growth in revenues. Further, because of the minority interest in DVSK, the Company will not fully realize all of DVSK's earnings when and if DVSK returns to profitability. Consequently, we anticipate that we are likely to incur net losses for at least the next quarter.

The Three Months Ended June 30, 2004
Compared to the Three Months Ended June 30, 2003

The following table sets forth certain income and expense items expressed as a percentage of the Company's total revenue for the three month period ended June 30, 2004 compared with the three month period ended June 30, 2003.

                                                           Three Months Ended
                                                              June 30,
                                                         --------------------
                  Percent of Revenue                       2004       2003
-------------------------------------------------------  ---------  ---------
Revenue................................................     100.0%    100.0%
Gross margin...........................................       7.5%     12.6%
Research and development...............................       4.0%      5.8%
Sales and marketing....................................       3.4%      3.3%
General and administration.............................       8.7%      6.3%
Loss from operations...................................      (8.5)%     (2.8)%
Net loss...............................................      (7.3)%     (3.9)%

                                                           Three months ended
                                                              June 30,
                                                         --------------------      %
                 Consolidated Revenue                      2004       2003      Change
-------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................. $  32,732  $  23,244         41%

Total revenue increased by $9.5 million, or 41%, for the three months ended June 30, 2004 as compared with the three months ended June 30, 2003. This increase is primarily attributable to the significant increase in sales of our read-write products, and, to a lesser extent, sales of our automotive DVD products. In the quarter ended June 30, 2004, Kaixinda and Ellion Digital, Inc. accounted for 27.2% and 26.1% of our revenue, respectively. In the quarter ended June 30, 2003, Daewoo accounted for 33% of our revenue. Ellion Digital, Inc., is a Korean DVD player manufacturer in which certain officers, directors and employees of DVSK have a significant ownership interest. The revenue generated from Ellion Digital is primarily related to the production of complete DVD systems. We are inquiring into the relationship between DVSK and Ellion. We have received an updated report on this relationship that we are reviewing with counsel, but require additional time and information to draw meaningful conclusions.

                                                           Three months ended
                                                              June 30,
                                                         --------------------      %
                     Gross Profit                          2004       2003      Change
-------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................. $   2,461  $   2,940        (16)%
As a percentage of revenue.............................       7.5%     12.6%       --

The decrease in the gross margin in the second quarter of 2004 as compared to the second quarter of 2003 is attributable to the continuing sale of our low margin DVD loaders and components. In addition, we increased our inventory reserves by $0.5 million provision, or 1.5% of revenues, during the second quarter of 2004 for obsolete and excess inventories while not incurring such charges in the second quarter of 2003.

Our products engineering group in South Korea has developed and intends to continue to develop DVD products for the automotive market and read-write drives that we expect will provide a higher margin contribution in future periods. However, should the prices of our new products experience similar reductions in prices in the near term, our total margins will not improve as anticipated and our results of operations and financial position will be harmed significantly.

                                                           Three months ended
                                                              June 30,
                                                         --------------------      %
               Research and Development                    2004       2003      Change
-------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................. $   1,300  $   1,356         (4)%
As a percentage of revenue.............................       4.0%      5.8%       --

Our research and development expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities and providing our OEM customers with custom design and value engineering options to meet their specific requirements. We expect to continue spending at approximately the same rate in absolute dollar terms during 2004.

                                                           Three months ended
                                                              June 30,
                                                         --------------------      %
                  Sales and Marketing                      2004       2003      Change
-------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................. $   1,119  $     762         47%
As a percentage of revenue.............................       3.4%      3.3%       --

Sales and marketing expenses consist primarily of employee related expenses, export freight and insurance, and advertising/promotional costs. The Company has sales and marketing organizations in Korea, China, India and the United States. The $0.4 million increase in expenses comparing the periods is primarily due to the establishment of our subsidiary in India which incurred $0.2 million of sales and marketing expense in the second quarter of 2004, and $0.2 million of additional expenses at our China joint venture.

                                                           Three months ended
                                                              June 30,
                                                         --------------------      %
              General and Administrative                   2004       2003      Change
-------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................. $   2,836      1,465         94%
As a percentage of revenue.............................       8.7%      6.3%       --

General and administrative expenses consist of administrative salaries, bonuses, benefits, insurance, facility, legal, accounting services, investor relations and other business support costs. The increase in general and administrative expenses of $1.4 million in the second quarter of 2004 as compared to the second quarter of 2003 is due primarily to a $0.4 million increase in spending at the Company due to $0.2 million of non-cash warrant and stock option compensation and $0.1 million of increased legal fees, a $0.2 million increase at our China joint venture, and a $0.4 million increase at DVSK primarily due to a provision for bad debt. In addition, the Company recorded a $0.4 million reversal of general and administrative expenses in the second quarter of 2003 due to a favorable settlement of fees owed a former auditor.

                                                           Three months ended
                                                              June 30,
                                                         --------------------      %
               Other Income / (Expense)                    2004       2003      Change
-------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................. $    (324)      (312)         4%
As a percentage of revenue.............................      (1.0)%     (1.3)%       --

Other expense of $0.3 million in the three months ending June 30, 2004 consisted primarily of $0.8 million of other expenses partially offset by an exchange gain of $0.4 million. In the three months ended June 30, 2003, other expense of $0.3 million consisted primarily of an exchange loss of $0.2 million and other expenses of $0.1 million.

Interest expense of $0.2 million and $0.3 million in the three months ending June 30, 2004 and 2003, respectively, consisted primarily of costs associated with borrowings outstanding during the quarters.

The Six Months Ended June 30, 2004
Compared to the Six Months Ended June 30, 2003

The following table sets forth certain income and expense items expressed as a percentage of the Company's total revenue for the six month period ended June 30, 2004 compared with the six month period ended June 30, 2003.

                                                           Six Months Ended
                                                              June 30,
                                                         --------------------
                  Percent of Revenue                       2004       2003
-------------------------------------------------------  ---------  ---------
Revenue................................................     100.0%    100.0%
Gross margin...........................................       2.9%      7.0%
Research and development...............................       6.1%      5.2%
Sales and marketing....................................       4.1%      3.1%
General and administration.............................      10.3%      6.9%
Loss from operations...................................     (17.5)%     (8.2)%
Net loss...............................................     (14.1)%     (5.7)%

                                                           Six Months Ended
                                                              June 30,
                                                         --------------------      %
                 Consolidated Revenue                      2004       2003      Change
-------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................. $  50,254  $  50,926         (1)%

Total revenue decreased by $0.7 million, or 1%, for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003. This decrease is primarily attributable to the decrease in sales of our legacy DVD products, partially offset by the significant increase in the second quarter of 2004 in sales of our read-write products, and, to a lesser extent, sales of our automotive DVD products. In the six months ended June 30, 2004, Kaixinda and Ellion Digital, Inc. accounted for 24.1% and 24.0% of our revenue, respectively. In the six months ended June 30, 2003, Daewoo accounted for 24% of our revenue.

                                                           Six Months Ended
                                                              June 30,
                                                         --------------------      %
                     Gross Profit                          2004       2003      Change
-------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................. $   1,469  $   3,562        (59)%
As a percentage of revenue.............................       2.9%      7.0%

The decrease in the gross margin in the first six months of 2004 compared to the first six months of 2003 is attributable to the decline in the selling prices of DVD loaders and components during these periods due to increased competition. In addition, we recorded a $0.9 million increase in inventory reserves, or 1.4% of revenues, during the first half of 2004 for obsolete and excess inventories.

                                                           Six Months Ended
                                                              June 30,
                                                         --------------------      %
               Research and Development                    2004       2003      Change
-------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................. $   3,045  $   2,669         14%
As a percentage of revenue.............................       6.1%      5.2%

Our research and development expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities and providing our OEM customers with custom design and value engineering options to meet their specific requirements. Research & development spending increased by $0.4 million, or 14%, primarily due to the addition of engineers and support staff at DVSK to accelerate the development of the new product programs for the automotive and DVD read/write markets. We expect to continue research and development spending at approximately the same rate in absolute dollar terms during 2004.

                                                           Six Months Ended
                                                              June 30,
                                                         --------------------      %
                  Sales and Marketing                      2004       2003      Change
-------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................. $   2,050  $   1,562         31%
As a percentage of revenue.............................       4.1%      3.1%

Sales and marketing expenses consist primarily of employee related expenses, export freight and insurance, and advertising/promotional costs. The Company has sales and marketing organizations in South Korea, China, India and the United States. The $0.5 million increase in expenses comparing the periods is primarily due to the establishment of our subsidiary in India which incurred $0.3 million of sales and marketing expense in the first six months of 2004, and $0.2 million of additional expenses at our China joint venture.

                                                           Six Months Ended
                                                              June 30,
                                                         --------------------      %
              General and Administrative                   2004       2003      Change
-------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................. $   5,161      3,489         48%
As a percentage of revenue.............................      10.3%      6.9%

General and administrative expenses consist of administrative salaries, bonuses, benefits, insurance, facility, legal, accounting services, investor relations and other business support costs. The increase in the first half of 2004 as compared to the first half of 2003 in general and administrative expenses of $1.7 million is due to a $0.5 increase in spending at the Company which is due to $0.3 million of non-cash warrant and stock option compensation and $0.2 million of increased legal fees, $0.1 million at our Mobiletouch subsidiary established in 2003, a $0.2 million increase at our China joint venture and a $0.4 million increase at DVSK, primarily do to a provision for bad debts. In addition, the Company recorded a $0.4 million reversal of general and administrative expenses due to the favorable settlement of its litigation with a former auditor in the second quarter of 2003.

                                                           Three months ended
                                                              June 30,
                                                         --------------------      %
               Other Income / (Expense)                    2004       2003      Change
-------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................. $    (385)       587       (166)%
As a percentage of revenue.............................      (0.8)%      1.2%

Other expense of $0.4 million in the six months ended June 30, 2004 consisted primarily of $0.6 million of other expenses partially offset by $0.2 million of exchange gains. In the six months ended June 30, 2003 other income of $0.6 million consisted primarily of an exchange gain of $0.4 million and interest income of $0.2 million.

Interest expense of $0.6 million and $0.5 million in the six months ended June 30 and 2003, respectively, consisted primarily of costs associated with borrowings outstanding during the respective six-month periods.

Liquidity and Capital Resources

At June 30, 2004, the Company had $8.6 million of cash and equivalents, of which $6.7 million was restricted as collateral for lines of credit.

Net cash provided by operating activities was $4.5 million during the first half of 2004. During the six month period, we experienced a net loss of $7.1 million, adjusted by the non-cash reduction in the minority interest of the investors of our DVSK subsidiary and China joint venture of $2.4 million. Inventories decreased by $9.0 million as the market opened for our new read-write DVD products, enabling us to ship inventory on hand, our ongoing liquidation of our legacy DVD products, and the increased inventory reserve provisions. Accounts receivable and accounts receivable - related party decreased by $1.9 million as we were able to obtain improved credit terms from our customers due to the sale of our new products. Other payables increased by $1.7 million, and depreciation and amortization was $1.7 million. These sources of funds were partially offset by a decrease in accounts payable and accounts payable - related party of $1.3 million.

Net cash provided by operating activities in the first half of 2003 was $1.2 million. Cash was provided as accounts receivable and inventories declined by $3.1 million and $3.5 million, respectively, and prepaid expenses and other current assets decreased by $0.1 million, and non-cash charges for depreciation and amortization were $1.2 million.

Inventory turn and receivable turns compared to the previous twelve-month periods were as follows:

                                               Twelve Months Ended
                                                     June 30,
                                            --------------------------
                                                2004          2003
                                            ------------  ------------
  Inventory turn..........................       4.3 X         5.2 X
  Receivable turn.........................      14.7 X        14.9 X

We currently expect that for the year ended December 31, 2004, our inventories will turn at a higher rate than in the previous twelve-month period. Receivable turns in 2004 are likely to be higher than in the previous twelve-month period as the Company is attempting to obtain faster payments and prepayments terms on its new products. If these efforts are successful, receivable turns should improve as sales of these products increase.

Net cash used in investing activities was $2.0 million for the six months ended June 30, 2004, which consisted of the acquisition of $1.2 million of property and equipment, primarily tooling and equipment in Korea, purchases of marketable debt securities of $0.3 million and an increase in restricted cash of $0.5 million. Net cash used in investing activities was $2.6 million for the six months ended June 30, 2003, which primarily consisted of an increase in restricted cash of $0.5 million and the acquisition of $2.1 million of property and equipment. Tooling for new products in the period totaled $0.6 million, leasehold improvements to the new production facilities in Korea and China totaled $1.1 million, and the remaining $0.4 million was an investment in factory and computer equipment.

Net cash used in financing activities was $7.2 million for the six months ended June 30, 2004. We repaid $6.2 million on our line of credit with our Korean banks. We repaid $6.7 million of notes payable to our Chinese bank, after receiving $3.0 million of proceeds. The cash provided by financing activities in this period was primarily from the $2.0 million in proceeds from the sales of shares of common stock and $0.6 million from the exercise of options and warrants. In January 2004, we sold 1,212,121 shares of our common stock to a group of purchasers for $1.65 per share with gross proceeds of approximately $2.0 million. In April 2004, investors exercised outstanding warrants for 511,862 shares of common stock resulting in net proceeds of approximately $0.6 million. The warrants were originally issued in a July 2003 financing and were temporarily repriced to $1.25 per share from the original exercise price of $2.80 in order to induce the exercise.

Net cash provided by financing activities was $0.9 million for the six months ended June 30, 2003. The cash provided by financing activities was primarily borrowings of $0.4 million from a line of credit, $0.3 million from notes payable, and $0.3 million of proceeds from the sale of shares of common stock and the exercise of options and warrants.

Our working capital deficit is $5.1 million at June 30, 2004, as compared to working capital of $1.0 million at December 31, 2003. Banks in Asia in general are becoming more restrictive in their lending practices. Consequently, our bank lines in South Korea have been reduced as of July 28, 2004 to $22.3 million due to the adverse effects of change in the banking environment, coupled with our current operating levels and concern over our losses and further reductions are possible. In addition, in June 2004 we repaid all notes owed by our joint venture in China to its bank. We are attempting to offset these reductions in our lines of credit during a period of rapid revenue growth by reducing the credit extended to our largest customer. We have also requested prepayments from our customers on our new products and extended payment terms from our vendors. Because such accommodations are largely at the discretion of our customers and vendors, there is no assurance that we will continue to be successful in these actions. In addition, our operations in the United States will require the raising of additional capital in order to meet currently anticipated requirements. Therefore, we believe that an infusion of equity and/or debt subordinate to our existing bank debt will be required to help fund our operations.

In July 2004, the Company's joint venture in China obtained two loans with the Bank of Shanghai for $1.8 million each. The loans are secured by the joint venture's facility in China and have a one-year term with interest at LIBOR plus 0.7%. We are also currently in discussions with investment firms and anticipate raising capital during the third quarter of 2004. There is no assurance that we will be able to raise additional capital on acceptable terms or at all. If we do not raise additional capital, we may not be able to meet our financial obligations, and may have to cease or significantly curtail our operations.

Contractual Obligations

The following table summarizes our significant contractual obligations at June 30, 2004.

                                           Payments Due by Period (in 000's)
                                     -----------------------------------------------------
                                                  Less
                                                  than                             After
Contractual Obligation                 Total     1 year    1-3 years  4-5 years   5 years
-----------------------------------  ---------  ---------  ---------  ---------  ---------
Operating lease obligations........ $   1,578  $     715  $     647  $      31  $     185
Line of credit.....................    19,878     19,878         --         --         --
                                     ---------  ---------  ---------  ---------  ---------
Total contractual obligations...... $  21,456  $  20,593  $     647  $      31  $     185
                                     =========  =========  =========  =========  =========

Off-Balance Sheet Arrangements

The Company had no "Off-Balance Sheet Arrangements" (as defined by Item 303 of Regulation S-K) at June 30, 2004.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standard Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 have been delayed and currently apply to the first fiscal year or interim period beginning after December 15, 2003. We do not have any entities as of June 30, 2004 that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, (EITF 03-06), Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share. EITF 03-06 which addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 was effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on the Company's results of operations or financial position.

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

Revenue Recognition

Net revenue includes product and component sales. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. These criteria are met at the time the product is shipped to the customer. Shipping terms are freight on board shipping point. Returns and discounts on sales are deducted from revenue upon issuance of a credit memo. Returns for products under warranty are repaired and returned to the customer at the Company's cost. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. The Company had a warranty reserve of $24,000 and $54,000 at June 30, 2004 and December 31, 2003, respectively.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required.

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

Deferred Taxes

We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. At June 30, 2004 we had provided a valuation allowance for the entire amount of tax assets net of tax liabilities. To the extent that we increase or decrease a valuation allowance in a period, the resulting expense or benefit is included within the tax provision. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

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

Determining Functional Currencies for the Purpose of Consolidation

Our majority owned Korean subsidiary and Chinese joint venture represent the vast majority of our revenues, assets, and liabilities at June 30, 2004. In preparing our consolidated statements, we are required to translate the financial statements of the foreign entity from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statement of operations or as a separate part of our net equity under the caption "cumulative translation adjustment."

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

In addition to the losses incurred in the six months ended June 30, 2004 and during the year ended December 31, 2003, we have incurred substantial net losses in the past, as recently as, among others, fiscal years ended December 31, 2002, and fiscal years ended March 31, 1999, 1998 and 1997. We also expect to generate losses as we continue our spending on personnel and engineers in connection with our research and development efforts related to new product development during 2004 and our expansion into the Indian DVD market. Our recent quarterly and annual operating results have fluctuated, and will continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are not within our control:

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

Sales of products overseas accounted for 99.7%, 98.1%, 99.0%, 99.6% and 96.4% of our revenue in the nine-month period ended December 31, 2000, the fiscal year ended December 31, 2001, the fiscal year ended December 31, 2002, the fiscal year ended December 31, 2003 and the six month period ended June 30, 2004, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

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

Products sold to our top five customers accounted for approximately 60% and 68% of our revenue during the year ended December 31, 2003 and the six month period ended June 30, 2004, respectively. Products sold to our top 10 customers accounted for approximately 88%, 67%, 78% and 80% of our revenue during the fiscal years ended December 31, 2001, 2002, and 2003, and the six month period ended June 30, 2004, respectively. In the quarter ended June 30, 2004, Ellion Digital, Inc. and Kaixinda accounted for 26.1% and 27.2% of our revenue, respectively. In the fiscal year ended December 31, 2003, Ellion Digital, Daewoo, and Vestel accounted for 20%, 16%, and 13% of our revenue, respectively. In the fiscal year ended December 31, 2002, Vestel accounted for 23% of our revenue. In the fiscal year ended December 31, 2001, SIIG, owner of 39% of our Chinese joint venture, accounted for about 37% of our revenue. In the fiscal year ended March 31, 2000, Hyundai accounted for about 36% of our revenue. In the nine-month period ended December 31, 2000, Hyundai accounted for about 42% of our revenue. No other customers accounted for more than 10% of our revenues during these three periods. If we were to lose any of these customers or experience any substantial reduction in orders from these customers, our revenues and operating results would suffer.

The dynamic nature of our business continues to place a significant strain on our management systems and resources, and if we fail to manage the changes in our products, markets and supply chain, our ability to market and sell our products and develop new products may be harmed.

Our business is experiencing rapid change which has strained our internal systems and will require us to develop or adopt more sophisticated information management systems in order to manage the business effectively. Although we are implementing an enterprise resource planning (ERP) system, there is no guarantee that this system and any new systems implemented in the future will be adequate to address the rapid changes in sales volume, product mix, regional mix, and supply chain which we anticipate, or that management will be able to foresee in a timely manner other infrastructure needs before they arise. In addition, we have in the past and may in the future experience problems with the ERP system, particularly as it is being implemented, which problems may lead to inventory management issues. Our success depends on the ability of our executive officers to effectively manage in this rapidly changing environment. If we are unable to manage our growth effectively, our results of operations will be seriously harmed.

We may require additional capital in order to bring new products to market, and the issuance of new equity securities will dilute your investment in our common stock.

To permit the growth of our business operations in the future, we will need to bring new products to market, which will likely require significant working capital. We have established credit facilities with certain Korean banks with a total borrowing limit of about $23.4 million as of June 30, 2004. We have also formed alliances with state-run businesses in China, which have committed to substantial amounts of trade credit and financing for production in China under certain terms. However, there is no assurance that these credit facilities will always be available. We will need to sell shares of our common stock or seek additional borrowings or outside capital infusions in the next twelve months. We cannot assure you that such financing options will be available on terms acceptable to us, if at all. In addition, if we issue shares of our common stock, our shareholders will experience dilution with respect to their investment.

We depend on a limited number of foreign suppliers to manufacture certain key components, and these manufacturers may not be able to satisfy our requirements, which could cause our revenues to decline.

We currently buy certain key components, including optical pick-ups, motors, central processing units and certain other integrated circuits from a limited number of suppliers including Zoran, Mediatech, Philips and Hitachi. We anticipate that these suppliers will manufacture sufficient quantities of these key components to meet our production requirements. If these suppliers fail to satisfy our requirements on a timely basis and at competitive prices, we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could seriously harm our operating results. Any constraints on worldwide manufacturing capacity of these key components may affect our ability to obtain adequate supplies from these manufacturers. Although our on-going relationships with our key suppliers are material in the aggregate, we do not have any specific agreement with any supplier that is material to our business. We purchase materials from suppliers on an as-needed basis through individual purchase orders, none of which is material to our business or results of operations. In certain instances, we have failed to meet the demand for our products or the scheduled shipment dates due to our inability to obtain a sufficient supply of certain key components from our suppliers. The suppliers with whom we are currently working, together with any additional suppliers, may not be willing or able to satisfy all of our manufacturing requirements on a timely basis at favorable prices. In addition, we have encountered delays in qualifying new products and increasing new product production and could experience these delays in the future. We are also subject to the risks of service disruptions, raw material shortages and price increases by our suppliers. Such disruptions, shortages and price increases could seriously harm our operating results.

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

Our stock has closed at prices ranging from a high of $6.23 on December 11, 2001 to a low of $0.77 on July 26, 2004. If our revenues do not grow or grow more slowly than we anticipate, or if operating or capital expenditures exceed our expectations or cannot be adjusted accordingly, the market price of our common stock could be materially and adversely affected. In addition, the market price of our common stock has been in the past and could in the future be materially and adversely affected for reasons unrelated to our specific business or results of operations. General market price declines or volatility in the future could adversely affect the price of our common stock. In addition, short-term trading strategies of certain investors can also have a significant effect on the price of specific securities.

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

There has been ongoing public debate whether stock options granted to employees should be treated as compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, Share-Based Payment: an amendment of FASB statements No. 123 and 95, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing accounting charges, which could adversely affect our future results.

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

With a focus on the DVD product line, most of our revenues in the last three years were generated from DVD products. Our new products currently being developed are in the DVD product line, particularly automotive and read-write DVD products. The sales of our DVD products are related to the markets for DVD video disks and DVD video players. If we experience an unforeseen downturn in the markets for DVD video disks and DVD video players or a global over-supply in the production of DVD products, our results of operations from our DVD products business will be adversely affected. Our business could be harmed by such industry-wide fluctuations in the future.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and our investment portfolio. Our borrowings consist primarily of amounts outstanding under our lines of credit, which totaled approximately $20 million at June 30, 2004.  While the interest rates under our credit lines are fixed, because the terms of such lines are relatively short, they must frequently be renewed, at which time their interest rates are reset based upon prevailing rates.  We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investments consist primarily of commercial paper and certificates of deposits. Due to the nature of our investments, we believe that there is no material risk exposure. Cash equivalents and short-term investment are carried at cost, which approximates market value, and investments in marketability debt securities are carried at amortized cost, which approximates market value.

Foreign Currency Risk

We develop products in the United States, Korea, China and India and market our products in the Asia-Pacific region, Europe, North America and India. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are primarily in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. We do not currently engage in any hedging activities to mitigate this risk.

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

The ERP problems identified during the fiscal 2003 reporting process were not fully resolved by the end of our first quarter and accordingly, we were not able to accurately determine inventory levels using our ERP system as of March 31, 2004. However, based on the results of a physical inventory of the major portion of high dollar items at DVSK conducted on March 31, 2004, the inventory amount was correctly adjusted as of the end of the period. We believe that the problems with the ERP were corrected as of June 30, 2004, and we did not incur any material adjustment as a consequence of a physical inventory of the major portion of high dollar items at DVSK conducted on June 30, 2004. However, we will continue to monitor the system.

(b)    Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during our current quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that we continued our efforts to correct the inventory management problems that developed during fiscal 2003 when we began to install a new ERP system to address, among other matters, inventory management.

More specifically, under the direction of the Audit Committee and the Board of Directors, senior management directed the Company to dedicate resources and to take steps to strengthen control processes in order to both identify and prevent the situation that resulted in the year end adjustments for book-to-physical and intercompany profits in inventory. To this end, the Company began during the quarter ended March 31, 2004 to take the following immediate steps:

  working on re-programming the ERP system to eliminate the system deficiency that lead to the book-to-physical inventory adjustment; and
  performing physical inventories on the major portion of high dollar items at DVSK on a quarterly basis.

The Company continues to evaluate the need for further improvements, including further formalizing its processes, procedures and policies to its internal control over financial reporting and disclosure controls and procedures.

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

On June 24, 2002, the Company filed a lawsuit in the Santa Clara County Superior Court against Mali Kuo, Michael Chen, and Meng Tek Ung, former directors, officers and employees of the Company. The Company's lawsuit includes causes of action for breach of fiduciary duties, breach of duty of loyalty, negligent performance of employment duties and breach of employment agreements. The defendants have filed cross-claims and fraud claims arising from their employment agreements. The Company has established an accrual of $0.7 million for wages and expenses related to prior employment of Mr. Chen and Ms. Kuo. The Company is contesting the claims against it vigorously and is asserting affirmative claims for relief.

In March 2004, the former CEO of the Company's Korean subsidiary, based on claimed severance payments, obtained an ex-parte writ of attachment on certain shares of the Company's stock in this subsidiary. The Company, which became aware of the attachment in June 2004, intends to initiate a legal action to release this writ of attachment. The Company is not aware at this time whether the former CEO has commenced any legal action for the claimed severance payments in connection with this writ of attachment.

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

Item 2. Changes in Securities

During the quarterly period ended June 30, 2004, the Company issued the following shares of unregistered securities:

Thirteen investors (including three holders of placement agents' warrants - discussed in the following paragraph) exercised outstanding warrants for an aggregate of 511,862 shares of common stock, resulting in net proceeds of approximately $0.6 million. The warrants were originally issued in the July 2003 financing and were temporarily repriced to $1.25 per share from the original exercise price of $2.80 in order to induce the exercise.

Three holders of placements agents' warrants issued in the July 2003 financing exercised their 20,000 warrants at an exercise price of $1.40 per warrant (for proceeds of $28,000), resulting in the issuance of an aggregate of 20,000 shares of common stock and 20,000 warrants identical to the warrants issued to the investors in the July 2003 financing. These three warrant holders then exercised the underlying 20,000 warrants as part of the warrant reduction offering described above.

The above transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, an exemption for issuer transactions not involving any public offering. The cash proceeds received by the Company from the above transactions were used to fund ongoing operations and working capital requirements.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.63 Technology License Agreement between the registrant and Enmedia, Inc.

31.1 Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a Form 8-K on April 4, 2004, furnishing a press release, dated as of April 1, 2004, announcing the preliminary results for the fourth quarter and year ended December 31, 2003.

The Company filed a Form 8-K on May 11, 2004, regarding a change in the registrants certifying accountants.

The Company filed a Form 8-K on May 18, 2004, furnishing the condensed consolidated balance sheet and statement of operations for the first quarter of 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2004

DIGITAL VIDEO SYSTEMS, INC.

By: /s/ THOMAS SPANIER
Thomas Spanier
Chief Executive Officer
(Principal Executive Officer)

/s/ DOUGLAS T.WATSON
Douglas T. Watson
Acting Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.63	Technology License Agreement between the registrant and Enmedia, Inc. PDF
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF
32.1	Certifications pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF