Form 10-Q
period 2004-09-30
DIGITAL VIDEO SYSTEMS INC
filed 2004-11-19
CIK 1009395

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004 or

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

    As of September 30, 2004, there were approximately 11,297,622 shares of the registrant's common stock outstanding.

DIGITAL VIDEO SYSTEMS, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Digital Video Systems, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
(Unaudited)

                                                                             September 30, December 31,
                                                                                 2004          2003
                                                                             ------------  ------------
                                  ASSETS
Current assets:
   Cash and cash equivalents............................................... $      2,346  $      6,444
   Restricted cash.........................................................        5,935         6,186
   Marketable debt securities..............................................        1,010           423
   Accounts receivable, net................................................        4,151         2,045
   Accounts receivable - related party.....................................        1,263         3,176
   Inventories, net........................................................       14,249        24,645
   Prepaid expenses and other current assets...............................        1,578         2,081
   Note receivable - related party.........................................          341           732
                                                                             ------------  ------------
        Total current assets...............................................       30,873        45,732
Property and equipment, net ...............................................       10,719        12,639
Intangibles, net...........................................................          147           335
Other assets...............................................................          933            65
                                                                             ------------  ------------
        Total assets....................................................... $     42,672  $     58,771
                                                                             ============  ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit.......................................................... $     15,187  $     26,051
   Notes payable...........................................................        3,605         3,603
   Notes payable - related party...........................................           --            60
   Accounts payable........................................................        8,142        11,903
   Accounts payable - related party........................................          239           524
   Other payables..........................................................        3,302           626
   Mandatorily redeemable series C convertible preferred stock,
      2,478,686 shares issued and outstanding..............................        1,055            --
   Accrued liabilities.....................................................        3,425         1,953
                                                                             ------------  ------------
        Total current liabilities..........................................       34,955        44,720

Long-term debt.............................................................          220            --
                                                                             ------------  ------------
Total liabilities..........................................................       35,175        44,720
                                                                             ------------  ------------
Minority interest..........................................................        4,894         8,186
                                                                             ------------  ------------
Stockholders' equity:
   Preferred stock, $0.0001 par value, 5,000,000 shares
      authorized; no shares issued and outstanding.........................           --            --
   Common stock, $0.0001 par value, 30,000,000 shares authorized;
      11,297,622 and 8,881,090 shares issued and outstanding, respectively.            1             1
   Additional paid-in capital..............................................       81,650        77,650
   Deferred compensation...................................................           --            (1)
   Accumulated other comprehensive income..................................        1,718         1,521
   Accumulated deficit.....................................................      (80,766)      (73,306)
                                                                             ------------  ------------
Total stockholders' equity.................................................        2,603         5,865
                                                                             ------------  ------------
Total liabilities and stockholders' equity................................. $     42,672  $     58,771
                                                                             ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

                                                           Three Months Ended    Nine Months Ended
                                                              September 30,         September 30,
                                                         --------------------  --------------------
                                                           2004       2003       2004       2003
                                                         ---------  ---------  ---------  ---------
Net revenue............................................ $  19,055  $  19,677  $  69,309  $  70,603
Cost of revenue........................................    16,646     17,469     65,431     64,833
                                                         ---------  ---------  ---------  ---------
Gross profit...........................................     2,409      2,208      3,878      5,770
                                                         ---------  ---------  ---------  ---------
Operating expenses:
  Research and development.............................     1,450      1,364      4,495      4,033
  Sales and marketing..................................       784        634      2,834      2,196
  General and administrative...........................     1,466      1,519      6,627      5,008
                                                         ---------  ---------  ---------  ---------
     Total operating expenses..........................     3,700      3,517     13,956     11,237
                                                         ---------  ---------  ---------  ---------
     Loss from operations..............................    (1,291)    (1,309)   (10,078)    (5,467)
Interest expense.......................................      (257)      (378)      (825)      (921)
Other income (expense), net............................       352       (732)       (33)      (145)
                                                         ---------  ---------  ---------  ---------
Loss before minority interest and income taxes.........    (1,196)    (2,419)   (10,936)    (6,533)
Income tax benefit.....................................        --        230         --        228
Minority interest......................................       803        593      3,476      1,811
                                                         ---------  ---------  ---------  ---------
Net loss............................................... $    (393) $  (1,596) $  (7,460) $  (4,494)
                                                         =========  =========  =========  =========

Basic and diluted net loss per share................... $   (0.04) $   (0.20) $   (0.73) $   (0.63)
                                                         =========  =========  =========  =========

Weighted average common shares and
   equivalent outstanding..............................    10,695      7,949     10,214      7,090
                                                         =========  =========  =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements Of Cash Flows
(in thousands)
(Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                   ----------------------
                                                                      2004        2003
                                                                   ----------  ----------
Cash flows from operating activities:
Net loss......................................................... $   (7,460) $   (4,494)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Loss on disposal of fixed assets.............................         34          --
    Minority interest............................................     (3,292)     (1,811)
    Depreciation and amortization................................      2,307       2,091
    Issuance of common stock for services provided...............        120         166
    Increase (decrease) of notes receivable......................        391        (200)
    Allowance for doubtful accounts..............................       (323)       (200)
    Amortization of deferred compensation........................          1          14
    Amortization of debt conversion feature......................          1          --
    Extinguishment of accounts payable in connection.............
      with legal settlement......................................        440         334
    Deferred tax assets..........................................         --        (284)
    Stock compensation expense...................................        335          --
    Noncash interest expense.....................................          1         132
Changes in operating assets and liabilities:
    Accounts receivable and accounts receivable - related party..        130       2,831
    Inventories..................................................     10,395        (722)
    Prepaid expenses and other current assets....................        503        (313)
    Other assets.................................................       (868)         (2)
    Accounts payable and accounts payable related party..........     (4,046)     (2,379)
    Accrued liabilities..........................................      1,472        (197)
    Other payable ...............................................      2,676         (66)
                                                                   ----------  ----------
Net cash provided by (used in) operating activities..............      2,817      (5,100)
                                                                   ----------  ----------
Cash flows from investing activities:
   Acquisition of property and equipment.........................       (934)     (3,117)
   Proceeds from the disposal of fixed assets....................        932          --
   Purchases of marketable debt securities.......................       (586)        (11)
   Decrease (increase) in restricted cash........................        251        (311)
                                                                   ----------  ----------
Net cash used in investing activities............................       (337)     (3,439)
                                                                   ----------  ----------
Cash flows from financing activities:
   Proceeds from the sale of common shares, net..................      2,002       1,090
   Proceeds from the exercise of options and warrants............        636         113
   Proceeds from bridge loans....................................         --         261
   Proceeds (repayment) from line of credit......................    (10,864)      1,636
   Proceeds from notes payable...................................      6,603         862
   Repayment of notes payable....................................     (6,660)       (288)
   Issuance of redeemable preferred stock for subsidiary shares..        316          --
   Proceeds from redeemable preferred stock and warrants, net....      1,123          --
   Proceeds from long term debt and warrants.....................        300          --
                                                                   ----------  ----------
Net cash provided by (used in) financing activities..............     (6,544)      3,674
                                                                   ----------  ----------
Effect of exchange rate changes..................................        (34)        793
                                                                   ----------  ----------
Net decrease in cash and cash equivalents........................     (4,098)     (4,072)
Cash and cash equivalents at beginning of period.................      6,444      12,330
                                                                   ----------  ----------
Cash and cash equivalents at end of period....................... $    2,346  $    8,258
                                                                   ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Video Systems, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Digital Video Systems, Inc. (the "Company" or "DVS") include the accounts of the Company and its subsidiaries. The statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending December 31, 2004. All significant inter-company balances and transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include impairment write-downs of fixed assets and intangibles, the level of accounts receivable and inventory reserves, the valuation allowance for deferred tax assets, stock compensation expense, warranty accruals and the valuation of notes receivable. The Company has identified inventory items which could be surplus to its operational requirements. The Company is performing an analysis as to the alternative uses, and this analysis has not been completed. Therefore significant estimation was required in recording inventory at the lower of cost or net realizable value. These estimates could change in the future which could significantly affect the financial statements. Actual results could differ from those estimates.

The Company has incurred net losses from operations for the last two years and nine months ended September 30, 2004, and has an accumulated deficit of $80.8 million and a working capital deficit of $4.1 million at September 30, 2004. Management recognizes the need for an additional infusion of cash within the next two quarters. The Company anticipates that it will acquire additional funding and may sell additional shares of its common or preferred stock through private placements or further public offerings, or it may seek additional credit facilities. The sales of additional equity or debt securities may result in additional dilution to existing stockholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights that are senior to existing stockholders and could contain covenants that would restrict operations. Any additional financing may not be available in amounts or on terms acceptable to the Company, if at all. Additionally, the Company is involved in several outstanding legal matters, and an unfavorable outcome from one or more of these matters could result in a material adverse effect upon the Company's financial position and results of operations. While the Company is aggressively pursuing additional financing, there can be no assurance that the Company will be successful in its efforts to achieve profitable operations, generate sufficient cash from operations or obtain additional funding sources.

2. Recent Accounting Pronouncements

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, ("EITF 03-06"), Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share. EITF 03-06 which addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 was effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on the Company's results of operations or financial position.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock based compensation (in thousands, except per share amount).

                                                           Three Months Ended    Nine Months Ended
                                                               September 30,        September 30,
                                                         --------------------  --------------------
                                                           2004       2003       2004       2003
                                                         ---------  ---------  ---------  ---------
Reported net loss...................................... $    (393) $  (1,596) $  (7,460) $  (4,494)

Add:  Stock-based compensation, as reported............         1          5          1         14
Deduct:  Total stock-based compensation
   determined under fair value based method
   for all awards......................................      (138)      (168)      (390)      (442)
                                                         ---------  ---------  ---------  ---------
Adjusted net loss, fair value
   method for all stock-based awards................... $    (530) $  (1,759) $  (7,849) $  (4,922)
                                                         =========  =========  =========  =========

Basic and diluted loss per share - as reported......... $   (0.04) $   (0.20) $   (0.73) $   (0.63)
                                                         =========  =========  =========  =========
Basic and diluted loss per share - pro forma........... $   (0.05) $   (0.22) $   (0.77) $   (0.69)
                                                         =========  =========  =========  =========

The fair value for each option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

                                                           Three Months Ended    Nine Months Ended
                                                              September 30,         September 30,
                                                         --------------------  --------------------
                                                           2004       2003       2004       2003
                                                         ---------  ---------  ---------  ---------
Weighted average risk-free interest rates .............      1.81%      1.61%      1.81%      1.58%
Average expected life (in years).......................       2.0        2.0        2.0        2.0
Volatility.............................................       178%       155%       155%  109%-155%

The weighted average grant date fair value of stock awards granted during the three months ended September 30, 2004 and 2003 was $0.86 and $1.28 per share, respectively. The weighted average grant date fair value of stock awards granted during the nine months ended September 30, 2004 and 2003 was $1.67 and $1.07 per share, respectively.

4. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the periods, except those that are anti- dilutive. Basic and diluted net loss per share is calculated as follows (in thousands):

                                                                          Three Months Ended    Nine Months Ended
                                                                             September 30,         September 30,
                                                                        --------------------  --------------------
                                                                          2004       2003       2004       2003
                                                                        ---------  ---------  ---------  ---------
Net loss.............................................................. $    (393) $  (1,596) $  (7,460) $  (4,494)
                                                                        =========  =========  =========  =========

Weighted average common shares outstanding(1).........................    10,945      7,949     10,464      7,090
Weighted average unvested restricted stock(1).........................      (250)        --       (250)        --
                                                                        ---------  ---------  ---------  ---------
Weighted average common shares outstanding - basic(1).................    10,695      7,949     10,214      7,090
Effect of diluted stock options and warrants..........................        --         --         --         --
                                                                        ---------  ---------  ---------  ---------
Weighted average common shares and equivalent outstanding - diluted...    10,695      7,949     10,214      7,090
                                                                        =========  =========  =========  =========

(1) At September 30, 2004 and 2003, 5,276,379 and 4,824,207 shares underlying options and warrants, respectively, were excluded from the calculation of the diluted earnings per share calculation because the effect is anti-dilutive.

5. Comprehensive Loss

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

                                                           Three Months Ended    Nine Months Ended
                                                              September 30,         September 30,
                                                         --------------------  --------------------
                                                           2004       2003       2004       2003
                                                         ---------  ---------  ---------  ---------
Net loss............................................... $    (393) $  (1,596) $  (7,460) $  (4,494)
Cumulative foreign currency translation adjustments....      (203)       359        (34)       407
                                                         ---------  ---------  ---------  ---------
  Comprehensive loss................................... $    (596) $  (1,237) $  (7,494) $  (4,087)
                                                         =========  =========  =========  =========

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheet consists of the cumulative foreign currency translation adjustments.

6. Balance Sheet Components

Inventories consisted of the following (in thousands):

                                            September 30, December 31,
                                                2004          2003
                                            ------------  ------------
Inventories:
   Raw materials.......................... $     10,686  $     16,716
   Work-in-process........................        2,479         2,892
   Finished goods.........................        3,469         6,124
                                            ------------  ------------
      Total inventory.....................       16,634        25,732
      Less inventory reserves.............       (2,385)       (1,087)
                                            ------------  ------------
      Net inventory....................... $     14,249  $     24,645
                                            ============  ============

Intangible assets consisted of the following (in thousands):

                                            September 30, December 31,
                                                2004          2003
                                            ------------  ------------
Intangible assets of acquired businesses . $      2,400  $      2,400
Less: accumulated amortization............       (2,253)       (2,065)
                                            ------------  ------------
                                           $        147  $        335
                                            ============  ============

7. Geographic Information

The Company is organized in a single business segment that develops, produces and markets digital video technology related products.

A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions could adversely affect operating results.

Geographic information for revenues are as follows (in thousands):

                                              Three Months Ended          Nine Months Ended
                                                 September 30,               September 30,
                                            --------------------------  ------------------------
                                                2004          2003         2004         2003
                                            ------------  ------------  -----------  -----------
Geographic:
  Domestic................................ $      3,685  $        163  $     5,455  $       490
  Asia....................................       10,557        15,858       52,799       55,507
  Europe..................................        1,138           905        4,680        3,778
  Other international countries...........        3,675         2,751        6,375       10,828
                                            ------------  ------------  -----------  -----------
       Total sales........................ $     19,055  $     19,677  $    69,309  $    70,603
                                            ============  ============  ===========  ===========

8. Warranty Accrual

The Company generally warrants its products for a specific period of time against material defects. The Company provides for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts which fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. The following table reflects the change in the Company's warranty accrual during the nine months ended September 30, 2004 (in thousands):

                                                          September 30,
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
                                                          ============

9. Concentration of Certain Risks

The Company is subject to the risks associated with similar technology companies. These risks include, but are not limited to: history of operating losses, dependence on a limited number of key employees, customers and suppliers, competition from larger and more established companies, the impact of rapid technological changes and changes in customer demand and requirements.

Revenues from significant customers, those representing approximately 10% or more of total revenues, are summarized as follows:

                                              Three Months Ended          Nine Months Ended
                                                 September 30,               September 30,
                                            --------------------------  ------------------------
                                                2004          2003         2004         2003
                                            ------------  ------------  -----------  -----------
Customer A ...............................           16%           *            *            *
Customer B................................           11%           *            *            *
Customer C................................           11%           *            *            *
Customer D................................           *             29%          20%          12%
Customer E................................           *             *            17%          *
Customer F................................           *             14%          *            13%
Customer G................................           *             13%          *            *
Customer H................................           *             13%          *            *
Customer I................................           *             *            *            11%

(* = less than 10%)

Ellion Digital, Inc., a company in which certain of the employees, officers and directors of the Company's subsidiary in Korea have a significant ownership interest, accounted for approximately 8.9% and 29.2% of the Company's total revenue for the three months ended September 30, 2004 and 2003, respectively. Ellion Digital, Inc. comprised 23% of the combined total of accounts receivable and accounts receivable from related party at September 30, 2004.

The Company currently buys certain key components, including optical pick- ups, motors, central processing units and certain other integrated circuits from a limited number of suppliers including Zoran, Mediatech, Philips and Hitachi. The Company anticipates that these suppliers will manufacture sufficient quantities of these key components to meet its production requirements. If these suppliers fail to satisfy the Company's requirements on a timely basis and at competitive prices, the Company could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could seriously harm the Company's operating results. Any constraints on worldwide manufacturing capacity of these key components may affect the Company's ability to obtain adequate supplies from these manufacturers.

10. Equity

In January 2004, the Company sold 1,212,121 shares of its common stock to a group of purchasers for $1.65 per share. The gross proceeds were approximately $2.0 million. The proceeds are being used for general corporate purposes and the initial funding of DVS Electronics, Pvt. Ltd., ("DVSE"), the Company's subsidiary in India which was formed in 2003.

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

In July 2004, the Company reached a settlement concerning legal fees owed to a law firm by issuing 335,000 shares of its common stock. The stock had a fair market value on the settlement date of $0.3 million, resulting in a $0.3 million gain on the settlement. In September 2004, the Company issued 40,443 shares of common stock to the same law firm as payment of $0.1 million due the law firm. In September 2004, the Company issued 220,000 shares of common stock to another of the Company's law firms as partial payment of amounts due the law firm. The Company extinguished $0.1 million of legal fees owed to the law firm based on a fair market value of $0.63 per share on the date of issuance. The Company and the law firm have agreed to adjust the number of shares as of the effective date of a registration statement covering the resale of the shares so that the aggregate fair market value of the shares issued as of that date equals the $0.2 million obligation due the law firm as per the agreement.

In September 2004, the Company entered into an agreement with the owner of 550,000 common shares of DVS Korea Co. Ltd., the Company's principal subsidiary ("DVSK"). The 550,000 shares represent a 2.62% ownership interest in DVSK. Under the terms of the agreement, the investor transfered its entire interest in DVSK to the Company in exchange for 396,722 shares of the Company's 8% Series C Convertible Preferred Stock and 198,361 warrants. The Company's ownership interest in DVSK increased from 51.14% to 53.76% as a result of the exchange. The Warrants are exercisable for five years at $0.66 per share. The conversion rights of the Series C Preferred are subject to stockholder approval. In addition, until receipt of stockholder approval, the Series C Preferred is nonvoting. In the event the stockholders do not approve the transaction, the investor will have the right to demand that the Company redeem the Series C Preferred for the $0.61 issuance price, plus accrued dividends. In connection with the purchase, the Company incurred a loss of $0.1 million.

In September 2004 the Company issued warrants to purchase 300,000 shares of common stock. These warrants were issued in connection with a $300,000 loan made by a creditor to the Company. The warrants are exercisable for five years at $0.61 per share.

In September 2004, the Company raised approximately $1.1 million in net proceeds. In connection with this transaction, it issued 2,081,964 shares of 8% Series C Convertible Preferred Stock and 1,040,979 Class A Warrants to purchase shares of common stock. In addition, the investors received warrants entitling them to purchase an additional 50% of the number of Series C Preferred Stock and Class A Warrants they originally purchased, which warrants are exercisable for the ten-day period following the effective date of the registration statement covering these shares (the "Green Shoe Warrants"). The Class A Warrants are exercisable for five years at an exercise price of $0.61, subject to adjustment. In the event any Preferred Stock remains outstanding on September 20, 2007, the Company will issue a five-year Class B warrant for 50% of the number of shares into which the then-outstanding Preferred Stock is then convertible, also exercisable at $0.61 per share. The Preferred Stock will automatically convert into common stock in the event the Company's common stock trades at or above $1.22 per share for 20 consecutive trading days. The Company may redeem the Preferred Stock at various prices beginning at $.82 per share and at decreasing prices thereafter. The Series C Preferred Stock is nonvoting and nonconvertible until stockholder approval, and the Class A Warrants are not exercisable unless the stockholders approve of the conversion and exercise rights. The conversion and exercise rights of the Securities are subject to stockholder approval at the Company's annual stockholders meeting, scheduled for November 18, 2004. In addition, until receipt of stockholder approval, the Preferred Stock is nonvoting. In the event the stockholders do not approve the transaction, the investors will have the right to demand that the Company redeem the Preferred Stock for $0.61 per share plus accrued dividends. In connection with the warrants issued on this financing, the Company incurred $0.5 million for the beneficial conversion feature which amount will be accreted as a preferred stock dividend using the interest method over the life of the instrument.

11. Legal Matters

On June 24, 2002, the Company filed a lawsuit in the Santa Clara County Superior Court against Mali Kuo, Michael Chen and Meng Tek Ung, former officers, directors and employees of the Company. Subsequently, former employees D.K. Lu and Jia-Hong Zang were added as defendants. The Company's lawsuit includes causes of action for breach of fiduciary duties, negligent performance of employment duties and breach of employment contracts. The defendants have filed cross claims against the Company seeking compensation they allege is due to them under their employment agreements. The Company has established a reserve of $0.7 million for wages and expenses related to the compensation claims of Michael Chen, Mali Kuo and other employees. In addition, Ms. Kuo has filed a cross-claim against the Company for fraud in the sale of securities under California law on behalf of herself and certain assignors. The fraud claims are currently stayed pending resolution of the employment claims. The Company is contesting all of the claims against it and is pursuing vigorously its claims against the defendants.

In March 2004, the former CEO of the Company's Korean subsidiary obtained in Korea an ex-parte writ of attachment on certain shares of the Company's stock in this subsidiary. The former CEO sought the writ of attachment based on a claim for severance payments due to him. The Company in October 2004 initiated a legal action to cancel the writ of attachment. The Company is not aware at this time whether the former CEO has commenced any legal action for the claimed severance payments in connection with this writ of attachment.

The Company has been named as a defendant in several other lawsuits in the normal course of its business. Management currently does not believe that the liabilities, if any, resulting from these matters will have a material effect on the consolidated financial statements of the Company.

12. Notes Payable and Line of Credit

The Company repaid $4.7 million on its credit line with its Korean banks in the third quarter, reducing the amount outstanding under its line of credit to $15.2 million. The total borrowing limit as of September 30, 2004 with these Korean banks was $20.8 million, though such credit lines are subject to significant discretion on the part of lenders. During the third quarter of 2004, the Company pledged its building facility in Korea to one of its Korean banks as additional collateral. In July 2004, the Company obtained two loans with a Chinese bank for $1.8 million each. The loans are collateralized by the Company's facility in China and have a one-year term with interest at LIBOR plus 0.7%. In September 2004, the Company obtained a $0.3 million loan due in two years at 8% interest. The Company also issued a warrant for 300,000 shares to this creditor.

13. Amendment to Certificate of Incorporation

On September 20, 2004, in connection with the issuance of the Series C Preferred, the Company filed a Certificate of Designation of Preferences of 8% Series C Convertible Preferred Stock with the Office of the Delaware Secretary of State. A total of 4,500,000 shares were designated as Series C Preferred Stock. The Series C Preferred Stock is convertible at the option of the holder into shares of the Company's common stock, on a one-for-one basis, subject to adjustment. In addition, in the event that the Company's first firmly underwritten public offering following the private placement results in the sale of securities at a price less than $0.61, the conversion price will decrease to the lower public offering price. The Preferred Stock will automatically convert into common stock in the event the common stock trades at or above $1.22 per share for 20 consecutive trading days. The Preferred Stock is entitled to receive a cumulative dividend of 8% per annum until the third anniversary of the initial issuance, at which time the dividend increases to 24% if any shares of Preferred Stock remain outstanding. The Preferred Stock also has a liquidation preference equal to the $0.61 purchase price plus any accrued and unpaid dividends. The Preferred Stock is redeemable by the Company, upon 30 days' prior written notice, at various decreasing redemption prices. The holders of the Preferred Stock vote, as converted, together with the common stock as a single class, but not until stockholder approval is obtained.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and the condensed consolidated financial statements and notes thereto included herein for the three and nine months ended September 30, 2004. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, expected operating results, including gross margins, revenues and expected losses, proposed introduction of new products, including anticipated features, functionality and timing thereof, expected impact on our gross margins of such new product introductions, anticipated sales of the Company's products, including levels of sales to specific customers, the markets for the Company's products, the development of the Company's products, expected spending levels for research and development and rates of inventory and receivable turns. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, faster than expected declines in the average selling prices of our products, the failure to be successful in the Nasdaq delisting appeal, the failure to obtain market acceptance of DVD loaders and other Company products, the failure to obtain adequate capital for operations, the failure to achieve the planned growth of the Company's operations, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, timeliness of new product introductions, difficulties in conducting business in foreign countries such as China, South Korea and India, the competitive market for the Company's products and other factors described in this report under "Factors That May Affect Future Results," as well as in the Form 10-K for the year ended December 31, 2003 or in other documents the Company has filed from time to time with the Securities and Exchange Commission. A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuations of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions, among other things, could adversely affect our operating results.

Results of Operations

Overview

The Company has a 54% ownership interest in a subsidiary in South Korea (DVSK) which generates most of our revenues. DVSK has a majority ownership interest in a manufacturing joint venture in China where a significant portion of our production is performed and additional revenues are generated.

In 2003, the average unit selling price of DVD loaders sold to OEM DVD player manufacturers continued to decline to a level at which the Company determined that we would no longer be able to generate acceptable margins from the sale of these products. Accordingly, we have focused on developing products for users who will pay a premium for the increased functionality and reliability of our DVD products, such as automotive and read-write DVD products. These new automotive and read-write products have higher margins than we received on our other DVD player products in the first half of this year, and we anticipate that they may favorably impact our gross margins in future periods to the extent revenues derived from them increase.

During the third quarter of 2004, sales of our read-write and automotive products accounted for 20% and 33% of our revenues, respectively, favorably impacting our gross margins. Our gross margin of 12.6% in the third quarter was also influenced by revenues from our DVD player loaders which have achieved improved gross margins compared to the negative gross margin of (5.7%) incurred during the first quarter of 2004 and 7.5% incurred during the second quarter of 2004. Gross margin in the first and second quarters of 2004 were also impacted by inventory charges primarily related to the discontinuance of certain DVD products. We anticipate further improvements in gross profit contribution in future quarters to the extent sales of the automotive and read-write DVD products increase.

We experienced a significant increase in sales of our read-write products in the second quarter of 2004 due to pent up demand, which substantially subsided in the third quarter of 2004. Revenue growth from our read-write products is dependent upon the extent to which the market for such read-write products evolves in future periods.

Working capital declined from $1.0 million at December 31, 2003 to a $4.1 million deficit at September 30, 2004. Our line of credit with banks in South Korea has been reduced to $20.8 million at September 30, 2004 and further reductions are possible going forward. Moreover, our operations in the United States will require additional funding for 2005 operating requirements. Consequently, an infusion of equity and/or debt subordinate to our existing bank debt will be required to help fund our operations. There is no assurance that the Company will be able to raise additional capital on acceptable terms or at all.

Results of Operations

The following table summarizes the Company's operating results (in thousands):

                                                           Three Months Ended    Nine Months Ended
                                                              September 30,         September 30,
                                                         --------------------  --------------------
                                                           2004       2003       2004       2003
                                                         ---------  ---------  ---------  ---------

Revenue................................................ $  19,055  $  19,677  $  69,309  $  70,603
Gross profit...........................................     2,409      2,208      3,878      5,770
Loss from operations...................................    (1,291)    (1,309)   (10,078)    (5,467)
Net loss...............................................      (393)    (1,596)    (7,460)    (4,494)

Sales of our new automotive products increased substantially during the third quarter of 2004. These sales, combined to a lesser extent with the sales of our read-write products, offset most of the reduction in sales of our loader products, resulting in a 3% decrease in revenues as compared to the third quarter of 2003. The increase in automobile DVD products revenue, combined with improved margins on our remaining DVD loaders, produced gross margins of 12.6% for the third quarter of 2004, a significant increase compared to the first two quarters of 2004, as well as the 11.2% achieved in the third quarter of 2003. We anticipate that increased sales of our automotive DVD products would result in improved gross margins in future periods. The availability of parts and working capital, however, may limit any growth in revenues. Further, because of the minority interest in DVSK, the Company will not fully realize all of DVSK's earnings when, and if, DVSK returns to profitability. Consequently, we anticipate that we are likely to incur net losses for at least another quarter.

The Three Months Ended September 30, 2004
Compared to the Three Months Ended September 30, 2003

The following table sets forth certain income and expense items expressed as a percentage of the Company's total revenue for the three month period ended September 30, 2004 compared with the three month period ended September 30, 2003.

                                                           Three Months Ended
                                                              September 30,
                                                         --------------------
                  Percent of Revenue                       2004       2003
-------------------------------------------------------  ---------  ---------
Revenue................................................     100.0%    100.0%
Gross margin...........................................      12.6%     11.2%
Research and development...............................       7.6%      6.9%
Sales and marketing....................................       4.1%      3.2%
General and administration.............................       7.7%      7.7%
Loss from operations...................................      (6.8)%     (6.7)%
Net loss...............................................      (2.1)%     (8.1)%

                                                           Three Months Ended
                                                              September 30,
                                                         --------------------      %
                 Consolidated Revenue                      2004       2003      Change
-------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................. $  19,055  $  19,677         (3)%

Total revenue decreased by $0.6 million, or 3%, for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003. This decrease is primarily attributable to the significant decrease in sales of our DVD loader products, which was partially offset by the increase in sales of our automotive DVD products, and, to a lesser extent, sales of our read-write products. In the quarter ended September 30, 2004, Beko, Samsung and Visteon accounted for 16.3%, 11.4% and 10.6% of our revenue, respectively. In the quarter ended September 30, 2003, Ellion, Vestel, Malata and GVG accounted for 29.2%, 13.9%, 13.5% and 12.9% of our revenue, respectively.

Ellion Digital, Inc., is a Korean DVD player manufacturer in which certain officers, directors and employees of DVSK have a significant ownership interest. The revenue generated from Ellion Digital is primarily related to the production of complete DVD systems. Sales to Ellion Digital substantially decreased during the three months ended September 30, 2004. It is anticipated that sales to Ellion will continue to diminish as Ellion unit shipments of DVD systems decline.

                                                           Three Months Ended
                                                              September 30,
                                                         --------------------      %
                     Gross Profit                          2004       2003      Change
-------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................. $   2,409  $   2,208          9%
As a percentage of revenue.............................      12.6%     11.2%       --

The increase in both gross profit and gross margin in the third quarter of 2004 as compared to the third quarter of 2003 is attributable to the sale of our automotive DVD products and the achievement of improved margins on our remaining DVD loader products.

Our products engineering group in South Korea has developed and intends to continue to develop DVD products for the automotive market that we expect will contribute to a higher gross margin in future periods. However, should the prices of our new products experience similar reductions in prices in the near term, our total margins will not improve as anticipated and our results of operations and financial position will be significantly weakened.

                                                           Three Months Ended
                                                              September 30,
                                                         --------------------      %
               Research and Development                    2004       2003      Change
-------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................. $   1,450  $   1,364          6%
As a percentage of revenue.............................       7.6%      6.9%       --

Our research and development expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities and providing our OEM customers with custom design and value engineering options to meet their specific requirements. The increase in expenses in the third quarter of 2004 as compared to the third quarter of 2003 was due to $0.3 million of expenses associated with the winding down of MobileTouch operations, partially offset by $0.2 million of expense reductions at the Company. We expect to continue spending at approximately the same rate in absolute dollar terms during the remainder of 2004.

                                                           Three Months Ended
                                                              September 30,
                                                         --------------------      %
                  Sales and Marketing                      2004       2003      Change
-------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................. $     784  $     634         24%
As a percentage of revenue.............................       4.1%      3.2%       --

Sales and marketing expenses consist primarily of employee related expenses, export freight and insurance, and advertising/promotional costs. The Company has sales and marketing organizations in Korea, China, India and the United States. The $0.1 million increase in expenses from the comparable three month period in 2003 is primarily due to the establishment of our subsidiary in India which incurred $0.2 million of sales and marketing expense in the third quarter of 2004, partially offset by expense reductions efforts at our Korean operations.

                                                           Three Months Ended
                                                              September 30,
                                                         --------------------      %
              General and Administrative                   2004       2003      Change
-------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................. $   1,466      1,519         (3)%
As a percentage of revenue.............................       7.7%      7.7%       --

General and administrative expenses consist of administrative salaries, bonuses, benefits, insurance, facility, legal, accounting services, investor relations and other business support costs. The decrease in general and administrative expenses of $0.1 million in the third quarter of 2004 as compared to the third quarter of 2003 is due primarily to a $0.3 million decrease in legal fees due to a settlement of fees owed one of our legal firms.

                                                           Three Months Ended
                                                              September 30,
                                                         --------------------      %
               Other Income / (Expense)                    2004       2003      Change
-------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................. $     352       (732)      (148)%
As a percentage of revenue.............................       1.8%     (3.7)%       --

Other income of $0.4 million in the three months ending September 30, 2004 consisted primarily of $0.5 of licensing income. The Company achieved the $0.5 million of licensing income from the license of certain technology to a company founded by the founder of the Company, with the compensation comprised of preferred stock issued by the licensee. The Company incurred a $0.3 million charge during the third quarter of 2004 associated with the write down to current market of the Company's stock collateralizing a note receivable from OPLI. In the three months ended September 30, 2003, other expense of $0.7 million consisted primarily of an exchange loss of $1.1 million partially offset by the favorable settlement of certain legal fees totaling $0.4 million.

Interest expense of $0.3 million and $0.4 million in the three months ending September 30, 2004 and 2003, respectively, consisted primarily of costs associated with borrowings outstanding during the quarters.

The Nine Months Ended September 30, 2004
Compared to the Nine Months Ended September 30, 2003

The following table sets forth certain income and expense items expressed as a percentage of the Company's total revenue for the nine month period ended September 30, 2004 compared with the nine month period ended September 30, 2003.

                                                           Nine Months Ended
                                                              September 30,
                                                         --------------------
                  Percent of Revenue                       2004       2003
-------------------------------------------------------  ---------  ---------
Revenue................................................     100.0%    100.0%
Gross margin...........................................       5.6%      8.2%
Research and development...............................       6.5%      5.7%
Sales and marketing....................................       4.1%      3.1%
General and administration.............................       9.6%      7.1%
Loss from operations...................................     (14.5)%     (7.7)%
Net loss...............................................     (10.8)%     (6.4)%

                                                           Nine Months Ended
                                                              September 30,
                                                         --------------------      %
                 Consolidated Revenue                      2004       2003      Change
-------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................. $  69,309  $  70,603         (2)%

Total revenue decreased by $1.2 million, or 2%, for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003. This decrease is primarily attributable to the decrease in sales of our legacy DVD loaders substantially offset by the increased sales of our read-write and automotive DVD products. In the nine months ended September 30, 2004, Ellion Digital and Kaixinda accounted for 20.2% and 17.4% of our revenue, respectively. In the nine months ended September 30, 2003, Vestel, Ellion and DW Electric accounted for 13.2%, 12.4% and 10.9% of our revenue, respectively.

                                                           Nine Months Ended
                                                              September 30,
                                                         --------------------      %
                     Gross Profit                          2004       2003      Change
-------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................. $   3,878  $   5,770        (33)%
As a percentage of revenue.............................       5.6%      8.2%

The decrease in both gross profit and gross margin in the first nine months of 2004 compared to the first nine months of 2003 is attributable to the decline in the selling prices of DVD loaders and components during these periods due to increased competition. In addition, we recorded a $1.3 million increase in inventory reserves, or 1.9% of revenue, during the first nine months of 2004 for obsolete and excess inventories.

                                                           Nine Months Ended
                                                              September 30,
                                                         --------------------      %
               Research and Development                    2004       2003      Change
-------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................. $   4,495  $   4,033         11%
As a percentage of revenue.............................       6.5%      5.7%

Our research and development expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities and providing our OEM customers with custom design and value engineering options to meet their specific requirements. Research and development spending increased by $0.5 million, or 11%, primarily due to $0.9 million of increased spending at DVSK resulting from the addition of engineers and support staff to accelerate the development of the new product programs for the automotive and DVD read-write markets and $0.3 million of expenses associated with the wind down of operations of MobileTouch, partially offset by a $0.4 million of spending reductions at the Company.

                                                           Nine Months Ended
                                                              September 30,
                                                         --------------------      %
                  Sales and Marketing                      2004       2003      Change
-------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................. $   2,834  $   2,196         29%
As a percentage of revenue.............................       4.1%      3.1%

Sales and marketing expenses consist primarily of employee related expenses, export freight and insurance, and advertising/promotional costs. The Company has sales and marketing organizations in South Korea, China, India and the United States. The $0.6 million increase in expenses compared to the earlier period is primarily due to the establishment of our subsidiary in India which incurred $0.7 million of sales and marketing expense in the first nine months of 2004, partially offset by $0.2 million of expense reductions at DVSK.

                                                           Nine Months Ended
                                                              September 30,
                                                         --------------------      %
              General and Administrative                   2004       2003      Change
-------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................. $   6,627      5,008         32%
As a percentage of revenue.............................       9.6%      7.1%

General and administrative expenses consist of administrative salaries, bonuses, benefits, insurance, facility costs, legal services, accounting services, investor relations and other business support costs. The increase in the first nine months of 2004 as compared to the first nine months of 2003 in general and administrative expenses of $1.6 million is due to $0.3 increase non-cash warrant and stock option compensation, $0.1 million increase in expenses at our Mobiletouch subsidiary established in 2003, a $0.4 million increase at our China joint venture and a $0.4 million increase at DVSK, primarily due to a provision for bad debts. In addition, the Company recorded a $0.2 million reversal of an allowance for bad debts in 2003.

                                                           Nine Months Ended
                                                              September 30,
                                                         --------------------      %
               Other Income / (Expense)                    2004       2003      Change
-------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................. $     (33)      (145)       (77)%
As a percentage of revenue.............................      (0.0)%     (0.2)%

Other expense was $0.1 million in the nine months ended September 30, 2004. Among other items, the Company achieved $0.5 million of licensing income from the license of certain technology to a company founded by the founder of the Company, with the compensation comprised of preferred stock issued by the licensee. The Company incurred $0.5 million of exchange losses, and a $0.4 million charge associated with the write down of the Company's stock collateralizing a note receivable from OPLI.

Interest expense of $0.8 million and $0.9 million in the nine months ended September 30, 2004 and 2003, respectively, consisted primarily of costs associated with borrowings outstanding during the respective nine-month periods.

Liquidity and Capital Resources

At September 30, 2004, the Company had $8.3 million of cash and equivalents, of which $5.9 million was restricted as collateral under the terms of our lines of credit.

Net cash provided by operating activities was $2.8 million during the first nine months of 2004. During the nine month period, we experienced a net loss of $7.5 million, adjusted by the non-cash reduction in the minority interest of the investors of our DVSK subsidiary and China joint venture of $3.3 million. Inventories decreased by $10.4 million due to shipments of read-write DVD products, our ongoing liquidation of our legacy DVD products, and the increased inventory reserve provisions. Other payables increased by $2.7 million, accrued liabilities increased by $1.5 million and depreciation and amortization was $2.3 million. These sources of funds were partially offset by a decrease in accounts payable and related party accounts payable of $4.0 million.

Net cash used in operating activities was $5.1 million for the nine months ended September 30, 2003. Cash provided by operating activities included accounts receivable which declined by $2.8 million, non-cash charges for depreciation and amortization which amounted to $2.1 million and $0.3 million from the forgiveness of accounting and legal fees in connection with a legal settlement. The use of cash in operating activities was attributable to net losses of $4.5 million, an increase in inventories of $0.7 million, an increase in prepaid expenses of $0.3 million, a decrease in accounts payable of $2.4 million, a non-cash change in minority interest of $1.8 million, changes to the valuation allowances for notes and accounts receivable of $0.4 million, and a decrease in deferred tax assets of $0.3 million. The $2.8 million decline in accounts receivable was attributable to a decrease in revenues in the quarter ended September 30, 2003, as compared to the comparable period in 2002.

Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2004, which consisted of the acquisition of $0.9 million of property and equipment, primarily tooling and equipment in Korea, as well as purchases of marketable debt securities of $0.6 million, partially offset by $0.9 million of proceeds from the disposal of fixed assets and a decrease in restricted cash of $0.3 million. Net cash used in investing activities was $3.4 million for the nine months ended September 30, 2003, which primarily consisted of the acquisition of property and equipment for $3.1 million. Tooling for new products totaled $1.0 million, improvements to new production facilities in South Korea and China totaled $1.2 million, and there were $0.9 million of purchases of factory and computer equipment. Restricted cash increased by $0.3 million.

Net cash used in financing activities was $6.5 million for the nine months ended September 30, 2004. We repaid $10.9 million on our line of credit with our Korean banks. We repaid $6.7 million of notes payable to our Chinese bank, and received $6.6 million of proceeds. The cash provided by financing activities in this period was primarily from the $2.0 million in proceeds from the sales of shares of common stock, $1.1 million from the sale of redeemable preferred stock, $0.6 million from the exercise of options and warrants, and $0.3 million from a long term loan.

In January 2004, we sold 1,212,121 shares of our common stock to a group of purchasers for $1.65 per share with gross proceeds of approximately $2.0 million. In April 2004, investors exercised outstanding warrants for 511,862 shares of common stock resulting in net proceeds of approximately $0.6 million. The warrants were originally issued in a July 2003 financing, and we temporarily reduced the exercise price to $1.25 per share from the original exercise price of $2.80 in order to induce the immediate exercise and the cash infusion it generated.

In September 2004, the Company raised approximately $1.1 million in net proceeds. In connection with this transaction, we issued 2,081,964 shares of 8% Series C Convertible Preferred Stock and 1,040,979 Class A Warrants to purchase shares of our common stock. In addition, the investors received warrants entitling them to purchase an additional 50% of the number of Series C Preferred Stock and Class A Warrants they originally purchased, which warrant is exercisable for the ten-day period following the effective date of the registration statement covering these shares (the "Green Shoe Warrants"). The Class A Warrants are exercisable for five years at an exercise price of $0.61, subject to adjustment. In the event any Preferred Stock remains outstanding on September 20, 2007, the Company will issue a five-year Class B warrant for 50% of the number of shares into which the then-outstanding Preferred Stock is then convertible, also exercisable at $0.61 per share. The Preferred Stock will automatically convert into common stock in the event the Company's common stock trades at or above $1.22 per share for 20 trading days. The Company may redeem the Preferred Stock at various prices beginning at $.82 per share and at decreasing prices thereafter. The Series C Preferred Stock is nonvoting and nonconvertible, and the Class A Warrants are not exercisable unless and until the stockholders approve of the conversion and exercise rights. The conversion and exercise rights of the Securities are subject to stockholder approval at the Company's annual stockholders meeting, scheduled for November 18, 2004. In the event the stockholders do not approve the transaction, the investors will have the right to demand that the Company redeem the Preferred Stock for $0.61 per share plus accrued dividends.

In September 2004, the Company obtained a $0.3 million loan with a two-year term at 8% interest. In connection with this loan, the Company issued warrants to purchase 300,000 shares of common stock. The warrants are exercisable for five years at $0.61 per share.

In September 2004, the Company entered into an agreement with the owner of 550,000 common shares of DVS Korea Co. Ltd., the Company's principal subsidiary (DVSK). The 550,000 shares represent a 2.62% ownership interest in DVSK. Under the terms of the agreement, the investor transferred its entire interest in DVSK to the Company in exchange for 396,722 shares of the Company's 8% Series C Convertible Preferred Stock and 198,361 warrants. As a result, the Company's ownership interest in DVSK increased from 51.14% to 53.76%. The Warrants are exercisable for five years at $0.66 per share. The conversion rights of the Series C Preferred are subject to stockholder approval. In addition, until receipt of stockholder approval, the Series C Preferred is nonvoting. In the event the stockholders do not approve the transaction, the investor will have the right to demand that the Company redeem the Series C Preferred for the $0.61 issuance price plus accrued dividends.

In July 2004, the Company reached a settlement concerning legal fees owed to a law firm by issuing 335,000 shares of its common stock. The stock had a fair market value on the settlement date of $0.3 million. In September 2004, the Company issued 40,443 shares of common stock to the same law firms as payment of $0.1 million due the law firm. In September 2004, the Company issued 220,000 shares of common stock to another of the Company's law firms as partial payment of amounts due the law firm. The Company extinguished $0.1 million of legal fees owed to the law firm based on a fair market value of $0.63 per share on the date of issuance. The Company and the law firm have agreed to adjust the number of shares as of the effective date of a registration statement covering the resale of the shares so that the aggregate fair market value of the shares issued as of that date equals the $0.2 million obligation due the firm as per the agreement.

Net cash provided by financing activities was $3.7 million for the nine months ended September 30, 2003. The cash provided by financing activities in this period was primarily due to borrowings of $1.6 million from a line of credit in South Korea, $0.8 million from notes payable in China, and $1.2 million in proceeds from the sale of shares of common stock and the exercise of options and warrants in the United States.

Our working capital deficit is $4.1 million at September 30, 2004, as compared to working capital of $1.0 million at December 31, 2003. We have classified $1.1 million of preferred stock as a current liability as the stock is redeemable in the event that stockholder approval of the funding transaction is not obtained at our annual meeting of stockholders, scheduled for November 18, 2004. Management has recommended to the stockholders that they approve this transaction and believes that such approval is likely. Consequently, upon obtaining such approval, the preferred stock financing will be classified as an equity component.

Our bank lines in South Korea have been reduced as of September 30, 2004 to $20.8 million due to the adverse effects of change in the banking environment, coupled with our current operating levels and concern over our losses. In the current circumstances, management believes further reductions in our line of credit are possible. We have been offsetting these reductions in our lines of credit by requested prepayments from our customers on our new products and extended payment terms from our vendors. Because such accommodations are largely at the discretion of our customers and vendors, there is no assurance that we will continue to be successful in these actions. In addition, our operations in the United States will require additional capital in order to meet anticipated operating requirements in 2005. Therefore, we believe that an infusion of equity and/or debt subordinate to our existing bank debt will be required to help fund our operations.

We are currently in discussions with investment firms and anticipate raising capital during the fourth quarter of 2004. There is no assurance that we will be able to raise additional capital on acceptable terms or at all. If we do not raise additional capital, we may not be able to meet our financial obligations, and may have to cease or significantly curtail our operations.

Contractual Obligations

The following table summarizes our significant contractual obligations at September 30, 2004.

                                              Payments Due by Period (in 000's)
                                     -----------------------------------------------------
                                                  Less
                                                  than                             After
Contractual Obligation                 Total     1 year    1-3 years  4-5 years   5 years
-----------------------------------  ---------  ---------  ---------  ---------  ---------
Operating lease obligations........ $   1,387  $     688  $     487  $      31  $     181
Line of credit.....................    15,187     15,187         --         --         --
Notes payable......................     3,605      3,605         --         --         --
Long-term debt.....................       220         --        220         --         --
                                     ---------  ---------  ---------  ---------  ---------
Total contractual obligations...... $  20,399  $  19,480  $     707  $      31  $     181
                                     =========  =========  =========  =========  =========

Off-Balance Sheet Arrangements

The Company had no "Off-Balance Sheet Arrangements" (as defined by Item 303 of Regulation S-K) at September 30, 2004.

Recent Accounting Pronouncements

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

Revenue Recognition

Net revenue includes product and component sales. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. These criteria are met at the time the product is shipped to the customer. Shipping terms are freight on board shipping point. Returns and discounts on sales are deducted from revenue upon issuance of a credit memo. Returns for products under warranty are repaired and returned to the customer at the Company's cost. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. The Company had a warranty reserve of $24,000 and $54,000 at September 30, 2004 and December 31, 2003, respectively.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required.

Excess and Obsolete Inventory

We write down our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product life-cycles, product demand and market conditions. If actual product life cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Deferred Taxes

We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. At September 30, 2004 we had provided a valuation allowance for the entire amount of tax assets net of tax liabilities. To the extent that we increase or decrease a valuation allowance in a period, the resulting expense or benefit is included within the tax provision. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

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

Determining Functional Currencies for the Purpose of Consolidation

Our majority owned Korean subsidiary and Chinese joint venture represent the vast majority of our revenues, assets, and liabilities at September 30, 2004. In preparing our consolidated statements, we are required to translate the financial statements of the foreign entity from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statement of operations or as a separate part of our net equity under the caption "cumulative translation adjustment."

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

Since our inception, we have periodically experienced negative cash flow from operations and could experience significant negative cash flow from operations in the future. Our current and future capital requirements are substantial, and we cannot be certain that cash generated from operations will be sufficient to meet these requirements or that financing will be available at favorable terms when required, or at all. We have experienced significant shortages in our cash flows and have experienced difficulties in funding our operating expenses and paying our creditors. We believe our current capital resources are insufficient to meet anticipated capital requirements over the next 12 months, so if we are not successful in raising capital, we may not meet our financial obligations to our creditors when they become due and we may have to curtail or cease certain operations. Although we have received indications of interest from several investment bankers and a proposed letter of intent from another investment banker, we currently do not have any firm arrangements for raising the capital we need.

We may not be able to maintain our listing on the Nasdaq SmallCap Market and if we fail to do so, the price and liquidity of our common stock may decline.

On October 8, 2004, we received a letter from the staff of The Nasdaq Stock Market, stating that the staff has determined that we violated Marketplace Rules 4350(i)(1)(D)(ii) - Shareholder Approval and 4310(c)(17)(D) - Qualification Requirements for Domestic and Canadian Securities when we temporarily reduced the exercise price of a portion of the warrants we issued in a July 2003 private placement transaction in order to induce exercise and quickly raise needed capital. Accordingly, the staff determined that the Company's securities would be delisted from The Nasdaq SmallCap Market at the opening of business on October 19, 2004.

We have appealed the staff's determination to a Listing Qualifications Panel. Pending the outcome of that appeal, shares of our common stock will continue to trade on the Nasdaq SmallCap Market. In the event that our common stock is delisted from the Nasdaq SmallCap Market, we expect that our common stock will be eligible for quotation on the OTC Bulletin Board.

In addition, Nasdaq has quantitative and corporate governance maintenance criteria for the continued listing of common stock on the Nasdaq SmallCap Market. The current requirements that may affect our future listing status include (i) having a minimum of $2.5 million in stockholders' equity and (ii) maintaining a minimum bid price per share of $1.00. On August 19, 2004, we received notification by Nasdaq that because our stockholders' equity at June 30, 2004 was $2.0 million, we did not the meet the requirement of a minimum of $2.5 million in stockholders' equity for continued listing on the Nasdaq SmallCap Market under Marketplace Rule 4310-(c)(2)(B). Consequently, Nasdaq is reviewing our plans to regain compliance with the $2.5 million minimum stockholders' equity requirement. On August 19, 2004, we received notification by Nasdaq that for 30 consecutive trading days, the price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310 (c)(4). In order to regain compliance with Marketplace Rule 4310(c)(8)(D), the bid price of our common stock must close at or above $1.00 per share or more for a minimum of 10 consecutive trading days prior to February 23, 2005.

We are taking action to address each of these deficiencies, although we must obtain stockholder approval of certain actions we propose to take, and there is no assurance that approval will be given. For the foregoing reasons, there can be no assurance that we will be able to comply with the quantitative criteria or any of the other Nasdaq SmallCap Market's rules in the future. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

Our operating results fluctuate significantly, and an unanticipated decline in revenue or earnings may disappoint investors or securities analysts and result in a decline in our stock price.

In addition to the losses incurred in the nine months ended September 30, 2004 and during the year ended December 31, 2003, we have incurred substantial net losses in the past, as recently as, among others, fiscal years ended December 31, 2002, and fiscal years ended March 31, 1999, 1998 and 1997. We also expect to generate losses as we continue our spending on personnel and engineers in connection with our research and development efforts related to new product development during 2004 and our expansion into the Indian DVD market. Our recent quarterly and annual operating results have fluctuated, and will continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are not within our control:

  market acceptance of our new products, particularly our automotive and read-write DVD products;

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

During the last three years, a substantial amount of our revenues have been generated by the DVD product line, which is central to our growth strategy. The market for this line of products has experienced intense competition and is highly price sensitive. We have recently experienced a declining rate of revenues from sales of our DVD loaders as a result of a decrease in demand from our customers. The average unit selling price for our DVD loader products has decreased and we expect it to continue to decrease in the foreseeable future. Unless we obtain an equally reduced cost of revenues, our gross margins will continue to decline. Successful development and commercialization of new products, as well as market acceptance of such products, is essential to our achieving positive gross margins as well as growth and future profitability. While we are currently developing and introducing new products, including automotive and read-write DVD products, we cannot assure you that these products will reach the market in a timely manner, satisfactorily address customer needs, be sold in high volume, or be sold at profitable margins. In addition, we expect to continue to invest heavily in research and development personnel and engineers during the remainder of 2004 and 2005, which will likely adversely impact achievement of near term profitability.

Our business may suffer due to risks associated with international sales and operations.

Sales of products overseas accounted for 99.7%, 98.1%, 99.0%, 99.6% and 92.1% of our revenue in the nine-month period ended December 31, 2000, the fiscal year ended December 31, 2001, the fiscal year ended December 31, 2002, the fiscal year ended December 31, 2003 and the nine month period ended September 30, 2004, respectively. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

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

  costs and risks associated with local business practices and customers in foreign countries;

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

In addition, we are greatly impacted by the political, economic and military conditions in Taiwan and China, North Korea and South Korea and India and Pakistan, which are frequently engaged in political disputes. Some of these countries have from time to time conducted military exercises in or near the other's territorial waters and airspace. Such disputes may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. This could severely harm our business by interrupting or delaying production or shipment of our products. Any kind of activity of this nature or even rumors of such activity could severely negatively impact our operations, revenues, operating results and stock price.

We may encounter significant difficulties in understanding local business practices that may require additional expenditures.

As a substantial portion of our operations are located in Asia and subject to foreign laws and regulations, our operations in Asia may be adversely affected by changes in local laws and regulations, such as those relating to employment regulations, accounting practices, taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. Local governments may impose new, stricter regulations or interpretations of existing regulations, which would require additional expenditures. Asian economies may also differ in terms of structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency and rate of inflation, among others. As a result, we may encounter significant difficulties in understanding and addressing local business practices that may require us to incur additional expenses in connection with our international operations.

Because a small number of customers have accounted for, and are likely to continue to account for, a substantial portion of our revenue, our revenue could decline due to the loss of one of these customers.

Products sold to our top five customers accounted for approximately 60% and 56% of our revenue during the year ended December 31, 2003 and the nine month period ended September 30, 2004, respectively. Products sold to our top 10 customers accounted for approximately 88%, 67%, 87% and 73% of our revenue during the fiscal years ended December 31, 2001, 2002, and 2003, and the nine month period ended September 30, 2004, respectively. In the quarter ended September 30, 2004, Beko, Samsung and Visteon accounted for 16.3%, 11.4% and 10.6% of our revenue, respectively. In the fiscal year ended December 31, 2003, Ellion Digital, Daewoo, and Vestel accounted for 20%, 16%, and 13% of our revenue, respectively. In the fiscal year ended December 31, 2002, Vestel accounted for 23% of our revenue. In the fiscal year ended December 31, 2001, SIIG, owner of 39% of our Chinese joint venture, accounted for about 37% of our revenue. In the fiscal year ended March 31, 2000, Hyundai accounted for about 36% of our revenue. In the nine-month period ended December 31, 2000, Hyundai accounted for about 42% of our revenue. No other customers accounted for more than 10% of our revenues during these periods. We anticipate that revenues may continue to be concentrated in a few major accounts. If we were to lose any of these customers or experience any substantial reduction in orders from these customers, our revenues and operating results would suffer.

The dynamic nature of our business continues to place a significant strain on our management systems and resources, and if we fail to effectively manage the changes in our products, markets and supply chain, our ability to market and sell our products and develop new products may be harmed.

Our business is experiencing rapid change which has strained our internal systems and will require us to develop or adopt more sophisticated information management systems in order to manage the business effectively. Although we are implementing an enterprise resource planning (ERP) system, there is no guarantee that this system and any new systems implemented in the future will be adequate to address the rapid changes in sales volume, product mix, regional mix and supply chain which we anticipate, or that management will be able to foresee in a timely manner other infrastructure needs before they arise. In addition, we have in the past and may in the future experience problems with the ERP system, particularly as it is being implemented, which problems may lead to inventory management issues. Our success depends on the ability of our executive officers to effectively manage in this rapidly changing environment. If we are unable to manage our growth effectively, our results of operations will be seriously harmed.

We may require additional capital in order to bring new products to market, and the issuance of new equity securities will dilute your investment in our common stock.

To permit the growth of our business operations in the future, we will need to bring new products to market, which will likely require significant working capital. We have established credit facilities with certain Korean banks with a total borrowing limit of about $20.8 million as of September 30, 2004. We have also formed alliances with state-run businesses in China, which have committed to substantial amounts of trade credit and financing for production in China under certain terms. However, there is no assurance that these credit facilities will always be available. We will need to sell shares of our common stock or seek additional borrowings or outside capital infusions in the next twelve months. We cannot assure you that such financing options will be available on terms acceptable to us, if at all. In addition, if we issue shares of our common stock, our shareholders will experience dilution with respect to their investment.

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

Our products' requirements may represent a small portion of the total production of the suppliers that manufacture our components. As a result, we are subject to the risk that a supplier may cease production on an older or lower- volume manufacturing process that it uses to produce our parts. Additionally, we cannot be certain our suppliers will continue to devote resources to advance the production technologies on which the manufacturing of our parts is based. Each of these events could increase our costs and harm our ability to deliver our products on time.

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

We compete with major international electronics companies, many of which have substantially greater financial, technical, marketing, distribution and other resources than we do. Many of our competitors have their own facilities for the production of semiconductor components and have been active in increasing their market shares and their capacity for the production of competing products. Our DVD products presently account for substantially all of our revenues. Our competitors or potential competitors include Hitachi, Toshiba, Sony, Pioneer, Teac, Sanyo, Samsung, Philips, LG and many others. Some of our competitors or potential competitors are also suppliers of key components for some of our products. In these cases, our competitors may have divisions making competing DVD products that have access to some of our proprietary information through the divisions supplying components to us, or exert influence on the parts supplying divisions in ways that may adversely affect our parts supply. These actions would adversely affect our competitiveness and sales. Competition may also come from alternative technologies being developed by these companies.

Our markets are subject to rapid technological change and, therefore, our success depends on our ability to develop and introduce new products.

The markets for our products are characterized by:

  rapidly changing technologies;

  evolving and competing industry standards;

  changing customer needs and expectations;

  frequent new product introductions and enhancements;

  increased integration with other functions; and

  rapid product obsolescence.

To develop new products for our target markets, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to expand our technical and design expertise. In addition, we must have our products designed into our customers' future products and maintain close working relationships with key customers in order to develop new products that meet their changing needs. In addition, DVD products involve continually evolving industry standards. Our ability to effectively compete will depend on our ability to identify and ensure compliance with these industry standards. As a result, we could be required to invest significant time and effort and incur significant expense to redesign our products and ensure compliance with relevant standards. We cannot assure you that we will be able to identify new product opportunities successfully, develop and bring to market new products, achieve design wins or respond effectively to new technological changes or product announcements by our competitors. In addition, we may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense. Failure in any of these areas could harm our operating results.

Our future success depends in part on the continued service of our key design engineering, sales, marketing and executive personnel and our ability to identify, recruit and retain additional personnel.

We are highly dependent on our principal management and engineering staff. There is intense competition for qualified personnel in our industry, in particular the highly skilled technical personnel involved in the development of DVD technologies and the production of DVD products. Competition is especially intense in Silicon Valley, where our corporate headquarters are located, and in South Korea, where our DVD products are designed and where most of our manufacturing takes place. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. Our business is expected to place increased demands on our resources and will likely require the addition of new management and engineering personnel and the development of additional expertise by existing management personnel. The failure to recruit and retain key technical and management personnel could harm our business.

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

We have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. DVD players are to some extent a discretionary item (particularly with respect to automotive DVD players) that consumers may forgo purchasing in difficult economic times. The impact of any slowdown on us is difficult to predict, but it may result in reductions in purchases of products by our end-user customers, longer sales cycles and increased price competition. As a result, we might fall short of our revenue expectations for any given quarter or for the entire year in which a slowdown takes place.

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

In order to grow, we may need to increase our present manufacturing capacity. Events that we have not foreseen could arise which would limit our manufacturing capacity or our ability to outsource manufacturing. In addition, if we cannot satisfactorily increase our manufacturing capacity, our ability to grow will be severely impaired and this may harm our operating results.

Our financing requirements will increase in order to obtain additional manufacturing capacity in the future.

To obtain additional manufacturing capacity, we may be required to make deposits, purchases or lease or build new facilities, obtain loans, enter into joint ventures, seek equity investments or enter into technology licenses in or with other companies. These transactions could involve a commitment of substantial amounts of our capital and require making available technology licenses in return for production capacity. We may be required to seek additional debt or equity financing if we need substantial capital in order to secure this capacity and we cannot assure you that we will be able to obtain such financing on terms acceptable to us, if at all.

The price of our common stock is likely to be volatile.

Our stock has closed at prices ranging from a high of $6.23 on December 11, 2001 to a low of $0.40 on October 12, 2004. If our revenues do not grow or grow more slowly than we anticipate, or if operating or capital expenditures exceed our expectations or cannot be adjusted accordingly, the market price of our common stock could be materially and adversely affected. In addition, the market price of our common stock has been in the past and could in the future be materially and adversely affected for reasons unrelated to our specific business or results of operations. General market price declines or volatility in the future could adversely affect the price of our common stock. In addition, short-term trading strategies of certain investors can also have a significant effect on the price of our stock.

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

We do not expect to pay dividends.

We have never paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings for funding growth and therefore, do not expect to pay any dividends on our common stock in the foreseeable future. Therefore, you may not receive any return on an investment in our common stock in the form of cash dividends.

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

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, there are shortages or over-production of memory or other types of devices used in DVD products. Our business could be harmed by such industry-wide fluctuations in the future because our products incorporate these technologies. When a shortage occurs with one or more key components, it may be difficult for us to produce enough quantities of products to fill customers' orders, and it may require us to pay a higher price for the components in the event of a shortage, adversely affecting our margin and profitability.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and our investment portfolio. Our borrowings consist primarily of amounts outstanding under our lines of credit, which totaled approximately $15.2 million at September 30, 2004. While the interest rates under our credit lines are fixed, because the terms of such lines are relatively short, they must frequently be renewed, at which time the interest rates are reset based upon prevailing rates. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investments consist primarily of commercial paper and certificates of deposits. Due to the nature of our investments, we believe that there is no material risk exposure. Cash equivalents and short-term investment are carried at cost, which approximates market value, and investments in marketability debt securities are carried at amortized cost, which approximates market value.

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

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)    Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during our most recent quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. The Company's disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance that the control system's objectives will be met and the Company's management, including the CEO and CFO, believe that the Company's disclosure controls and procedures and internal control over financial reporting are effective in providing reasonable assurance that the control system's objectives are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time a party to various legal proceedings arising in the ordinary course of our business. The outcome of any pending legal matters may have a material adverse effect on our business, operating results or financial condition.

On June 24, 2002, the Company filed a lawsuit in the Santa Clara County Superior Court against Mali Kuo, Michael Chen and Meng Tek Ung, former officers, directors and employees of the Company. Subsequently, former employees D.K. Lu and Jia-Hong Zang were added as defendants. The Company's lawsuit includes causes of action for breach of fiduciary duties, negligent performance of employment duties and breach of employment contracts. The defendants have filed cross claims against the Company seeking compensation they allege is due to them under their employment agreements. We have established a reserve of $0.7 million for wages and expenses related to the compensation claims of Michael Chen, Mali Kuo and other employees. In addition, Ms. Kuo has filed a cross-claim against the Company for fraud in the sale of securities under California law on behalf of herself and certain assignors. The fraud claims are currently stayed pending resolution of the employment claims. We are contesting all of the claims against us and are pursuing vigorously our claims against the defendants.

In March 2004, the former CEO of the Company's Korean subsidiary, DVSK, obtained in Korea an ex-parte writ of attachment on certain shares of the Company's stock in this subsidiary. The former CEO sought the writ of attachment based on a claim for severance payments due to him. The Company in October 2004 initiated a legal action to cancel the writ of attachment. The Company is not aware at this time whether the former CEO has commenced any legal action for the claimed severance payments in connection with this writ of attachment.

While we have accrued certain amounts for the estimated legal costs associated with defending these matters, there can be no assurance that these cases and other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of losses associated with the resolution of these contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits
Exhibit No.	Description
3.4	Registrant's Certificate of Designation of Preferences of 8% Series C Convertible Preferred Stock (1)
4.12	Form of Class A Warrant (1)
4.13	Form of Class B Warrant (1)
4.14	Form of Green Shoe Warrant (1)
4.15	Warrant issued to Oxcal Venture Fund, LP (2)
4.16	Warrants issued to Empire Capital Partners, LP (2)
10.64	Form of Series C Stock Purchase Agreement among Registrant and the Purchasers of 8% Series C Convertible Preferred Stock (1)
10.65	Form of Registration Rights Agreement between the Registrant and the Series C Preferred Stockholder (1)
10.66	Share Exchange Agreement between the Registrant and Oxcal Venture Fund, LP, dated as of September 30, 2004 (2)
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2004

(2) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 18, 2004

DIGITAL VIDEO SYSTEMS, INC.

By: /s/ THOMAS SPANIER
Thomas Spanier
Chief Executive Officer
(Principal Executive Officer)

/s/ DOUGLAS T.WATSON
Douglas T. Watson
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.4	Registrant's Certificate of Designation of Preferences of 8% Series C Convertible Preferred Stock (1)
4.12	Form of Class A Warrant (1)
4.13	Form of Class B Warrant (1)
4.14	Form of Green Shoe Warrant (1)
4.15	Warrant issued to Oxcal Venture Fund, LP (2)
4.16	Warrants issued to Empire Capital Partners, LP (2)
10.64	Form of Series C Stock Purchase Agreement among Registrant and the Purchasers of 8% Series C Convertible Preferred Stock (1)
10.65	Form of Registration Rights Agreement between the Registrant and the Series C Preferred Stockholder (1)
10.66	Share Exchange Agreement between the Registrant and Oxcal Venture Fund, LP, dated as of September 30, 2004 (2)
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. PDF
32.1	Certifications pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. PDF

(1) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2004

(2) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2004