Form 10-K
period 2004-12-31
DIGITAL VIDEO SYSTEMS INC
filed 2005-04-15
CIK 1009395

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

      As of June 30, 2004, there were approximately 1,070,218 shares of the registrant's common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the Nasdaq SmallCap Market on June 30, 2004) was approximately $9,148,244. Shares of the registrant's common stock held by each executive officer and director and by each entity that owns 5% or more of the registrant's common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 24, 2005, there were approximately 1,244,762 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Definitive Proxy Statement for the Registrant's 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of Registrant's fiscal year ended December 31, 2004.

DIGITAL VIDEO SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2004
INDEX

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the Federal Securities laws, particularly statements referencing gross margin costs and operating expenses; the sufficiency of our cash balances and cash flows for the next twelve months; potential investments of cash or stock to acquire or invest in complementary businesses, products or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "would," "could," "should," "expects," "intends," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in "Risk Factors" and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

Unless the context otherwise indicates, all share and per share common stock information in this Annual Report reflects a 1-for-10 reverse stock split of our common stock which was effective on February 9, 2005.

PART I

Item 1. Business

Overview

We are a technology company that specializes in the development, application and manufacture of digital video and optical disc technologies for Digital Versatile Disc ("DVD")based entertainment and digital information products.

Our current products include a range of DVD mechanisms, sub-systems and finished products for the home consumer, portable and automotive entertainment markets. Our or our customers' finished products include home DVD players, home theater systems, portable DVD players, DVD recorders and automotive DVD players.

Company Background

Digital Video Systems ("DVS") was founded in 1992 to develop components (or subsystems) and products using newly developed compressed digital video technologies, for use in entertainment, commercial and educational applications. Since our inception, we have been involved in the development and marketing of a variety of products and technologies in the global digital video market.

In 1998, we acquired Hyundai Electronics Industries, Co., LTD's DVD operations including a perpetual, worldwide, royalty-free license for Hyundai's DVD technologies and related intellectual properties and formed DVS Korea Co., Ltd. ("DVSK"), a wholly-owned Korean subsidiary of the Company. In September 2002, DVSK completed a public offering of its common shares, which trade on the KOSDAQ (a Korean stock market). We currently own 51% of the outstanding shares of DVSK common stock.

In 1998, we introduced our first DVD ROM (read only memory) drive just as the consumer home market for DVDs was beginning to emerge. By the end of 1999, our sales consisted almost entirely of DVD mechanisms and electronic sub-systems which we supplied to original equipment manufacturers or OEMs, primarily in China, Taiwan and Korea.

In late 2000, we established a joint venture with Shanghai Industrial Investment Group ("SIIG") to create a manufacturing operation in China to take advantage of certain tax savings and lower labor and materials costs. Because many of our customers at that time were located in China, we were able to achieve substantial savings in shipping cost and time. The joint venture, Shanghai Fangyuan Digital Technology Ltd. ("SFDT"), is 51% owned by DVSK, 10% owned directly by DVS, and 39% owned by SIIG. The joint venture began manufacturing operations in May 2001. Initially, much of SFDT's production was sold into the Chinese domestic market, but as its sales to the rest of the world increased, SFDT moved its operations to a new 123,000 square foot facility in the Shanghai Jinqiao Export Processing Zone in 2003.

Fueled by the growth of the DVD player market, our revenues rapidly grew from $17 million in 1997 to a peak of nearly $160 million in 2001. During this time, our DVD components were incorporated into finished products by major international consumer electronics companies, such as Meridian, Daewoo, Samsung, LG Electronics and Philips, as well as by large OEMs in China where our DVD loaders garnered over a 35% market share. As an early leader in the market, DVS gained recognition in the industry for well-engineered, robust products having exceptional error resiliency (the ability to read and correct for damaged disks or operate in difficult environmental conditions).

By 2003, despite a substantial increase in unit sales volume, home DVD players had become a commodity product with narrow profit margins at all levels in the supply chain. As DVD disc quality improved, the home market OEMs would not pay a premium for our products, and we were not able to quickly reduce our expenses to improve our margins. DVS had no established brand name of its own which might garner higher prices. The commoditization of the home DVD player market had a significant negative impact on our revenues and earnings. Revenues declined to $89 million with a net loss of $8.3 million for the year ended December 31, 2003 and revenues were $87 million, with a net loss of $13.1 million for the year ended December 31, 2004. In response to this trend, we refocused our research and development, sales and marketing efforts on products and markets that we believe have an opportunity for higher margins and improved return on investment.

During 2004, we eliminated operations which we believed would not provide meaningful returns for several years. To this end, engineering development on the next generation of video encoder/decoders which had been established to pursue technologies outside our core DVD strengths, was terminated. In September 2004, we licensed our H.264 codec technology to EnMedia, a fabless semi-conductor startup, under terms that provide us access to the resulting products and an equity stake in EnMedia. Additionally, DVSK closed the operations of Mobile Touch Korea, which had been involved in the development of hardware to support the implementation of wireless applications utilizing H. 264 software under development by DVS.

We have now transitioned our products, customer base and operations to serve new markets. We are now primarily focusing on:

  automotive DVD market;

  DVD RW- recordable DVD products; and

  consumer digital entertainment products in India.

We believe that the automotive market for our products is particularly promising because our players are well suited for the demanding rigors of in-vehicle use. Our sales to this market began in the third quarter of 2003 and have steadily increased during 2004. Similarly, the DVD-read write ("RW") market is promising as consumers replace VCR and compact disc ("CD") products with DVD-based systems. We are in the early stages of the market for DVD-RW and sales of these products commenced during the second quarter of 2004. In the case of India, a middle class market of more than 300 million people is beginning to adopt DVD technology, primarily to play motion pictures produced by the Indian motion picture industry (commonly referred to as "Bollywood"), whose motion picture production exceeds the output of Hollywood. In August 2003, we formed DVS Electronics Private Limited ("DVSE") in Bangalore, India as a wholly owned subsidiary of DVS. Our mission is to establish the DVS brand as a leading provider of digital video products in South Asia for the end consumer, OEM and export markets. During 2004, we initiated brand awareness programs, established subcontract local assembly and conducted test marketing with the goal of commencing sales in India beginning in 2005.

DVD Technology Overview

The principal component of a DVD player is a mechanism called a DVD loader, which consists of a motor drive and spindle, a laser pickup (optical pickup unit, or "OPU") and control mechanism, disc loader mechanism, electronic sub-assemblies, including memory, front end (which provides servo-control for the pickup) and back end (which contains the video decoder to decompress the video signal for proper display) integrated circuits mounted on a printed circuit board. Drivers designed for personal computer or PC applications are designed with the widely-adapted "ATAPI" interface, while automotive and consumer electronics ("CE") loaders have an audio-video ("AV") interface as well as the ATAPI interface. The automotive loader is a more robust system that requires heavier duty components and special electronics to perform in the high vibration and temperature extremes found in motor vehicles.

DVD has inherent advantages over other optical storage media. A DVD disc can store up to 4.7 gigabytes of digital information on each side of the disc, and can be produced with two layers on each side on which data can be stored. This has made it possible to store a full length movie (which can fit in 4.7 gigabytes) on a single disc. This is a substantial improvement over the 0.6 gigabytes capacity for a CD. This increased capacity allows for a number of capabilities, including the storage of full length movies (DVD-Video format) on a single disc, superior high fidelity audio with multi-channel surround sound (DVD-Audio format), sophisticated, realistic interactive gaming applications (DVD-ROM format), and recordable formats such as DVD-RAM (PC random multiple rewrite enabled), DVD-RW (serial multiple rewrite enabled) and DVD-R (single recordable) for high capacity PC backup and content archiving, video recorders and camcorder use.

DVD's greater functionality at a lower cost offers consumers substantial benefits over previous video tape ("VHS") and CD technologies, and has made DVD the fastest-growing consumer electronics product in history. It is anticipated that DVD technologies will replace CD and VHS based technologies by the end of the decade for video content applications.

The emergence of high definition TV ("HDTV"), currently available via cable, broadcast and satellite in the U.S. and Asia, is increasing the demand for greater storage capacity. The amount of data necessary to store an HD image and sound is substantially greater than standard TV. A full length motion picture in HD format requires 25 gigabytes of storage, exceeding the capacity of current DVDs. It is anticipated that by 2006, DVD systems using blue laser (whose shorter wavelength makes greater data densities possible than the data densities achieved with red lasers currently used) will become more readily available to consumers. While a single standard has not yet been established, competing formats will enable up to 50 gigabytes initially, and ultimately over 100 gigabytes of storage on a single disc. This technology will deliver to the consumer full length, feature rich, high definition motion picture content on a single disc for play on HDTVs.

In addition to the increased physical digital capacity of the DVD, video compression technologies are continuing to reduce the file size necessary to store or transmit content for high quality decompression and viewing. The latest such technologies defined by the industry are H.264 and Microsoft's WM-10. These technologies enable increased volumes of high quality video and audio content to be recorded and played on a single DVD for the new high definition and interactive content marketplace.

Market Overview

Home DVD Player Market

Since their introduction in late 1996, the market for DVD players has grown at an unprecedented rate. This growth has been driven by the widespread availability of digital video content from Hollywood, support for a wide range of digital media formats (MP3, photography, streaming video over internet-802.11b and Ethernet, etc.) as well as rapidly falling prices for players.

Worldwide DVD Products Market by Year Unit Shipments (000)
	1998	1999	2000	2001	2002	2003	2004
DVD-Players	3,000	6,000	16,000	40,504	58,150	69,160	85,850
DVD-ROM	5,500	15,000	31,100	35,780	54,600	68,500	82,600
Total	8,500	21,000	47,100	76,284	112,750	137,660	168,450

Sources: Data for 1998 and 1999 : Consumer Electronics Manufacturers Association (Published in the year 2000); data for 2000, 2001 and 2002 and forecast for 2003 and 2004 DVD-ROM: Techno Systems Research / Japan (Published in October 2002); and forecast for DVD-Players for 2003 and 2004: IDC (published in September 2003)

During the past several years, the home DVD player market has experienced a very rapid and severe price decline. This price decline was largely caused by integrated circuit ("IC") manufacturers who provided Chinese manufacturers with complete reference designs in order to build a large market for their IC's. This removed any barriers to entry into the business, and low-cost Chinese manufacturers were able to offer DVD players at increasingly lower prices. Players that were initially introduced to the market at over $500 per unit can now be found at mass retail outlets for as low as $30 per unit. While this price reduction has fueled an increase in unit shipments, it has also squeezed margins to the point where it is estimated that average manufacturing margins are less than $1.00 per unit.

As the home entertainment market is largely price driven with no or minimal premium for superior quality products, we have chosen to wind down our home DVD player business, except in those niche markets where reasonable margins can be achieved. For example, we continue to make our slim line slot loaders that are used in combination units (such as TVs with built-in DVD players). As the DVD player comprises a small portion of the total system price, a high quality price premium is justified to minimize costs associated with customer returns and warranty claims. We will continue to provide our premium home entertainment DVD loaders to this market until the price we receive falls below break-even levels.

Automotive Market

We believe that the worldwide automotive market represents a substantial opportunity for us. In May 2004, IMS Research, a market research firm specializing in the global electronics industry, published "The Worldwide Market for In-car Audio, Infotainment & Driver Information/Telematics Systems." This report estimated that the worldwide annual market for lightweight vehicles would be 58 million vehicles in 2004 and would grow to 60 million vehicles by 2010. The same report stated that the number of lightweight vehicles in use worldwide is expected to grow from 692 million in 2004 to over 783 million in 2010. These vehicles represent the market for in-car systems for audio, infotainment (entertainment and information systems with video capability) and driver information/telematics (navigation, emergency communications, multi-function portals). These systems are supplied either as after-market additions or are installed at the factory by the automobile manufacturer. IMS Research projected that the worldwide market for these systems will grow from almost 99 million units (worth approximately $25 billion, based on system manufacturer prices) in 2004 to over 126 million units (worth approximately $38 billion, based on system manufacturer prices) in 2010. Furthermore, the IMS Research best case estimates would increase the total market by an additional 20% by 2010 to 155.2 million units. Because of the cost-effective storage capacity and content quality available on DVDs, there is substantial growth potential for DVDs in the automotive market, particularly for infotainment and navigation systems. IMS Research projects the number of automotive DVD systems will grow from approximately 8.9 million units in 2004 to 26.4 million units in 2010.

Estimated Automotive DVD
Unit Shipments (000) 2003-2010

Category	22003	22004	22005	22006	22007	22008	22009	22010
Audio Head Units	33	110	274	591	1,025	1,678	2,237	2,808
Infotainment	3,881	5,173	6,672	8,512	10,619	12,988	15,123	17,412
DVD AutoChanger	77	140	290	504	731	739	634	475
Navigation Systems	3,016	3,463	3,581	3,712	4,259	4,769	5,292	5,689

Total Automotive DVD	7,007	8,886	10,817	13,319	16,634	20,174	23,286	26,384

Source: IMS Research; May 2004.

Over the past several years, the major automobile manufacturers have spun off their automotive parts divisions in order to narrow their supply chain. Today, parts for OEMs are supplied by only a few "Tier 1" parts companies, all of whom compete with each other for business with all of the auto manufacturers. Visteon, which was formerly part of Ford Motor Co., Delphi, which was formerly part of General Motors Corporation, Johnson Controls and Blaupunkt are Tier 1 suppliers of OEM automotive audio/entertainment/infotainment systems. The Tier 1 vendors serve as systems integrators that provide products to the OEMs. They also sell products to the high-end aftermarket through the automobile dealer channel. All of the Tier 1 vendors are major multi-billion dollar international companies with sophisticated and stringent procurement and vendor qualification processes to assure that they can meet the quality, "just in time" delivery, technical and commercial requirements of their customers. Their customers, and consequently the Tier 1 suppliers, cannot risk purchasing products with poor quality or dealing with vendors who have a history of missing delivery deadlines. To this end, the OEM and Tier 1 companies established ISO/TS 16949-2002, a comprehensive standard for qualifying vendors. To become qualified under ISO/TS 16949-2002, a vendor must pass rigorous tests involving quality, technology and product improvement processes. Consequently, qualifying to sell to Tier 1 vendors often involves a long and difficult process, but meeting the ISO/TS 16949-2002 standards offers the benefit of more predictable sales, and a more protected market with a significant competitive barrier. In December 2003, we qualified for ISO/TS 16949-2002 status as a supplier of DVD products.

Commodity consumer electronics businesses are characterized by low gross margins (0 to 5%), very low barriers to entry, pure price competition, very short product life cycles and high sales volatility (fast ramp up with reasonable margins to the early entrants, fast margin squeeze, fast obsolescence). In contrast, the automotive DVD market, and especially the OEM and high-end aftermarket served by Tier 1 systems integrators, is characterized by:

  Higher gross margins - Margins are often double digit, and can be as high as 20%-30%.
  Substantial barriers to entry -  These include:
    Quality Standards - Few vendors qualify as suppliers under the ISO/TS 16949-2002 total quality management system.
    Technical Support - The ability to provide product design, engineering, analysis and validation to support the Tier 1 system integrators.
    In-House Technology Resources - Commodity manufacturers cannot support the necessary engineering and R&D requirements; they are manufacturers with slim margins and consequently rely upon the reference designs provided by larger chip or component manufacturers.
  Delivery requirements - Demonstrated ability to consistently deliver products on time and prompt response to product development needs are important.
  Modest price competition - For vendor ratings and selection, program cost and initial pricing may represent less than 5% of the overall ratings criteria used by Tier 1 companies; timely delivery, product quality and design criteria are typically more important. Moreover, the cost of switching to another vendor is very high because automotive manufacturers and the Tier 1 vendors cannot risk customer dissatisfaction as a result of saving a relatively small amount of money on a subsystem such as an audio or entertainment system.
  Long development and sales cycle - A Tier 1 company typically selects vendors for OEM products a year before the scheduled delivery date. Consequently, vendors must complete their prototype development at least a year in advance in order to submit their proprietary designs and then compete on the basis of product design, quality management systems, manufacturing/delivery capability, etc.

DVD Recordable

The DVD-RW device is a DVD player that also can be used to record data onto a DVD-RW disc. The DVD-RW disc can be re-recorded multiple times and is useful for a variety of applications including the recording of live TV broadcasts, the creation of DVD's made from home videos, high capacity data backups and the capability of copying VHS tapes (movies) onto discs. It is expected that, as the price for DVD recorders fall, they will rapidly replace the DVD player in the consumer market. According to a 2003 market study by IDC, a global market intelligence and advisory firm, the market for DVD recorders will grow much faster than the market for DVD players and sales of DVD recorders are expected to surpass DVD players in the next two years. By 2007, IDC estimates the DVD recorder market will be over 65 million units. DVD recorder technology is more complex than that for DVD players and the barriers to entry are much greater.

India

India is a country of over 1 billion people, with a growing middle class estimated to be approximately 300 million people. During the past decade, the demand for consumer products in India has grown substantially. Projections prepared by Philips India and LG Electronics estimate 3 to 4 million DVD players will be sold in India in 2005. The Consumer Electronics Manufacturing Association (CETMA) estimates that 10 million units of DVD players are expected to be sold in India in 2005. There are over 51 million color TV households in India and it is anticipated that this number will grow rapidly as the Indian economy continues to grow. India's very active film industry, commonly referred to as "Bollywood," produces over 1000 movies per year, more than any other country in the world, with movie entertainment a central part of Indian middle class culture.

The Indian government imposes significant import duty taxes and provides tax credits for exports of consumer electronics products in an effort to build and protect its domestic manufacturing base. At the present time, there is no domestic manufacturing base established for DVDs because the adoption of DVD technology has only just begun in India. Consequently, we believe that there is an opportunity to establish an early position in OEM DVD manufacturing and to supply DVD player products to established brands who wish to offer DVD products, but do not want to establish their own manufacturing in India. Furthermore, because a market for DVD products is just beginning to emerge, no dominant brand has been established.

Competition

Consumer electronics or CE products, such as home DVD players and DVD recorders, are typically profitable during the early stages of their life cycle, when the developers/manufacturers are able to capitalize on early market entry and unique product features. Because certain well-known CE brands such as Sony, Panasonic, Sanyo, Samsung, LG, Philips and Pioneer are trusted to deliver satisfactory products, they can command a slightly greater price premium, particularly in the early stage of a product's life cycle. Generally, if the product category is capable of substantial volume (e.g., 10 million or more units per year), it will become commoditized unless there is a competitive barrier such as patented technology. With design and engineering support from integrated circuit ("IC") companies, a large industry for low-cost manufacturing of CE products has developed in China, removing design and engineering capability as a competitive barrier. While many consumers will continue to pay some premium for branded product, margins are squeezed for an OEM manufacturer such as DVS.

During the early stages of a new product's life cycle, when technology solutions may not have yet stabilized, we compete on the basis of our capability to provide engineering support to customers with the integration of electro-mechanical and video devices to provide highly reliable products that are compatible with evolving customer requirements. As solutions become more mature and stabilized, engineering support is no longer needed, and we seek those remaining niche markets where premium prices are available for our components and subsystems due to their quality and reliability.

As previously noted, competition related to DVD products is very different in the automotive market. While low-cost automotive aftermarket products marketed through mass retailers share similarities with the CE market, competition for high-end aftermarket (e.g., dealer installed options) and OEM products is not solely price based. Automotive quality DVD products are not the same as home DVD products, though they may look alike. Automotive DVD products must meet difficult and stringent performance criteria which cannot be achieved by CE quality products. Automotive OEM customers have extensive and difficult vendor selection criteria, including the ISO/TS 16949-2002 quality system. Vendors must have expertise and reliable systems necessary to furnish product design and engineering support. These higher standards eliminate the lower-cost Chinese and Taiwan manufacturers from the competitive field, leaving Japanese companies as the primary competitors. Japanese manufacturers provide roughly 70% of the global market for automotive audio, infotainment and driver information products. IMS Research estimates that Panasonic, Pioneer, Alpine, Clarion, Sony, Blaupunkt and Kenwood supplied over 50% of the 2003 automotive audio, infotainment and driver information/infomatics systems.

Company Business Strategy

In the face of rapidly deteriorating margins in the consumer electronics DVD player business, we have changed our focus to exploit opportunities where our engineering experience and reputation and early market position provide better opportunities for profitable growth. Because automotive DVD products require sophisticated engineering and a high-level of reliability, we believe this sector represents our most significant opportunity. In the consumer electronics DVD business, we have an opportunity to play a significant role in the early growth stages of the DVD recordable business segment. In the growing India market, we are positioned as an early entrant into the DVD and digital entertainment business to build a brand name that is less subject to commoditization than the pure OEM business model.

Automotive DVD Strategy

We believe that the Company has a well-established record for being able to rapidly develop high quality, reliable products on a timely basis. We also believe that we can develop these products in a cost effective manner that will help us to establish an early leadership position in the market for automotive DVD players. It is particularly important to establish market share early in the introduction of new product categories such as DVD. As an example of this strategy, we developed and now supply a portable DVD player which is incorporated into a docking station inside an automobile. This system, marketed as the "Family Entertainment System" by Visteon, a Tier 1 supplier, is the world's first detachable car docking DVD player system available to the OEM and accessory aftermarket from a Tier 1 supplier. By first introducing the product into the marketplace for dealer installation, Visteon has been able to prove consumer satisfaction and demonstrate the product to OEMs for adoption into future OEM product plans. We believe that our early entry into the automotive DVD market coupled with the high cost of test and evaluation of alternative sources provide us with both a near-term and long-term competitive advantage.

As the automotive market increasingly integrates a number of technologies into products unique to the automotive market, we are seeking to develop new products to broaden our automotive offerings as well as adding features and functionality to existing products to extend their product life.

DVD Recordable and Consumer Electronics Strategy

In order to compete in the home DVD market, we must maintain our engineering leadership by identifying and adopting new technologies early in their life cycle, such as DVD recordable and new systems using blue laser technology. As part of this strategy, we are looking to establish business arrangements where we can reduce our capital investment requirements while participating in the growth of an expected large market. For example, we have been working with a major Japanese integrated circuit company to provide the servo control firmware combined with a specific optical pickup unit for use in DVD recorders on a license basis. This offers us an opportunity to sell our loaders with this solution before other competitive solutions become available, and to benefit from a license stream as others adopt the chip solution to manufacture their own DVD recorders and loaders.

Since HD DVD will use a next-generation blue laser pickup and is substantially more complex than today's DVD, we believe that our historical expertise in electro-mechanical servo control systems for optical disc systems will enable us to compete effectively in the new markets that will develop around these technologies.

Our goal is to expand our offerings to include digital entertainment and information systems that have uses beyond DVD based systems for the home market. We intend to develop and build products using DVD, hard disc drives, flash memory cards, LCD screens in a variety of form factors to offer a wide range of functions for the rapidly evolving market.

India Strategy

Our goal in India is to establish an end user brand under the DVS brand name for a range of products including DVD players, recordable DVD players, home theatre systems, automotive DVD players and portable DVD players.

As part of this effort, during 2004, we implemented a marketing strategy in India to increase brand awareness and build a sustainable sales platform. This effort included both mass media advertising and promotional activities such as public relations, direct marketing, promotions and sponsorships of events.

We are currently beginning to phase in local assembly of complete knock down components and subsystems. This enables us to compete aggressively on pricing with other CE brands by taking advantage of favorable taxation and export credit regulations that offer incentives for local sourcing of product components. This also allows us to provide OEM services for leading brands for DVD recorder sales to both the Indian and export markets. While percent margins may be low for such OEM supply services, aggregating the manufacture for others with production of our own branded products can provide a significant contribution to operating overhead and at the same time reduce the cost of goods on our branded products due to the economies of scale. We also intend to seek favorable payment terms with large customers to minimize working capital needs.

DVSE's sales and marketing operations in India presently consist of over 30 employees in Bangalore, Chennai, Mumbai, Delhi, Cochin and Hyderabad. DVSE has developed a network of independent dealers and distributors covering over 20 major metropolitan areas with approximately 500 retail outlets supported by a nationwide after sales support network.

DVSE has approached a number of Bollywood producers for exclusive distribution of digital content within both the domestic and export markets (in particular, the United States and United Kingdom.). The purpose of this expansion will be to:

  Drive sales of existing DVD products;

  Provide a platform for expanding into new product categories, such as personal video recorders; and

  Generate additional content specific revenue streams.

Our strategy is to position DVSE as an end-to-end entertainment solutions provider with an established national brand, company-owned intellectual property (in the form of product designs and digital content) and world-class manufacturing capabilities which are all supported by a highly qualified team of experienced industry professionals.

Products

DVD Loaders

We have developed a range of DVD loaders with ATAPI or AV interfaces, which are competitive in terms of quality, performance and price with other similar products. Because our DVD loaders can read imperfect discs, we believe that we have an important competitive advantage in this market. Our products include `tray' loaders that are commonly used in low-end consumer DVD players, `slot' loaders that are typically used in automotive and flat panel TV applications, and `top' loaders that are used mostly in portable application models.

DVD+RW Loaders

The DRL-100 Recordable ATAPI DVD RW loader incorporates proprietary DVS technology and is designed to offer accurate recording of digital media with low acoustic noise, superior resistance to shock and error correction capabilities. We believe that this new DVD-RW loader will gain market acceptance as the key system component used by a wide range of recorder/player suppliers as they introduce such products to the market.

Automotive DVD Product Line

Products include automotive slot loaders and a range of finished products such as in-dash DVD players, DVD receivers and portable DVD players designed for automobile and home use. Our products for the original equipment automotive market are designed to meet very stringent shock and vibration, environmental and reliability requirements. Some of the advanced features of the DVS line of automotive DVD units, depending on the model, include: flexible mounting at any angle; superior shock resistance and error correction; multiple media capability (8 cm as well as the standard 12 cm discs); ability to read the full range of DVD, CD, and MP3 audio formats; slot-in loading; and support for multiple types of input/output connections.

Current Product Highlights
Product	Description	Key features
Multi-System Products
VXA-1000 Prototype	In-Dash Auto-PC with 7" Monitor	DVD with GPS navigation system. Features mobile internet access, e-mail, and integration with vehicle instrument and diagnostic systems. Integral LCD screen.
VXA-1000 Prototype	In-Dash Auto-PC with 7" Monitor	This forward-looking model has DivX capabilities,plays DVD, CD and MP# files and features a vibrant 7" TFT LCD display, one AV-in and two AV-out ports and an optional TV tuner.
Player Products
VXD-2100	In-Dash Head Unit	The VXD 2000 is an in-dash Car DVD/CD/MP3/AM/FM receiver with a flip down detachable front face plate. It combines the features of a car DVD player and AM/FM radio. It includes 200W amplifier
VXD-2000	In-Dash Head Unit	The VXD 2000 is an in-dash Car DVD/CD/MP3/AM/FM receiver. It combines the features of a car DVD player and AM/FM radio. It includes 200W amplifier
VXM-3000	Portable DVD Player with 10.2" Monitor

In vehicles, the player can be locked into a roof-mounted docking station for power and to connect to the vehicle's sound system. The VXM-3000 also runs on battery power, and can serve as the centerpiece of a multimedia home

VXM-2000	Portable DVD player	VXM-2200 features a super-slim silhouette due to its slot-in type loader, and can be installed in either vertical or horizontal mountings in a car interior or at home.
	Loader Products	DVD Mechanism
DSV-810/*830	Slim slot-loader DVD mechanism for automotive applications.	Rugged slim design meets environmental, operating, and safety requirements for original automotive equipment applications. Any angle mounting.
DVS-600	Car DVD ATAPI Loader	Rugged slim design meets environmental, operating and safety requirements for OEM applications. With its ATAPI interface, this drive can be used in our navigation system and customized applications.
DSS-813/*833	High-End Slot-In Loader	Slot in DVD mechanism which can be used in many DVD applications in car after market or consumer electronic devices which require durability. Any angle mounting.
DSS-826/*836	High-End Slot-In Loader	Super slim design, quiet operation, and any-angle mounting. Designed for LCD-TV applications.
DRL-100	Recordable Loader	Designed for recordable consumer electronic devices.

Remarks: *833, 830, 836, series has Divx function (MPEG 4)

Engineering, Research and Development

We believe that one of our most important strengths lies in the quality of our DVD engineering team and intellectual property. In particular, we are noted for designing and building robust, highly reliable products, with proprietary firmware which we load onto the front-end integrated circuit to provide superior error resilient OPU control. We believe that our design, engineering and production capabilities are superior to DVD suppliers in Taiwan or China, and are on par with all of the major Japanese DVD companies.

As of December 31, 2004, we had 64 engineering personnel in Korea involved in R&D and providing ongoing customer support to customize product applications for specific customers. Our research and development efforts focus on enhancing our DVD technologies, improving product quality, reducing costs of manufacturing, enhancing product functionality, adopting new and improved key components, developing new products, and improving the integration of our products with our customers' products.

Sales, Marketing and Distribution

We sell our DVD loaders and DVD-RW products primarily to OEMs of DVD players and recorders who do not independently produce the loaders used in their DVD players. Many of these OEMs are located in China, Turkey, Hong Kong and other countries. China is one of the largest OEM markets for DVD players, and many of the DVD player manufacturers in China have been active in exporting their products outside China at very competitive prices.

Our sales and marketing personnel attend tradeshows such as the CES (Consumer Electronics Show) and SEMA (Specialty Equipment Marketing Association for automotive products) in Las Vegas to increase the awareness and interest in our product offerings. We employ approximately 29 full time marketing and sales personnel based primarily in South Korea, who travel to other parts of the world to sell our products to OEMs.

We have sales offices in Korea, China, India and the United States. DVS Sales Inc., a wholly owned subsidiary of DVSK, is located in Sunnyvale, California, and focuses on sales of automotive products to major OEMs in North and South America.

Intellectual Property and Other Proprietary Rights.

We have over 150 patents and patent applications registered in the United States and Korea, that expire in 8 to 17 years. These patents and design rights include areas such as DVD video, DVD ROM, and video recording to hard drive applications. Most of our patents relate to optical disc technology and cover basic design concepts, control systems, applications, and manufacturing systems. Other patents relate to disc-based video servers and cover a variety of applications including insertion of advertising material into other programming content.

We are currently evaluating products in the market produced by other parties to determine if our patents are being violated. If we find that our patents are being infringed upon, we will seek compensation for use of these patents. Notwithstanding the foregoing, we believe that our future success will be dependent primarily on our ability to rapidly bring to market products incorporating technological advances, reduce the cost of producing these products and establish strong customer relationships through superior technical and service support rather than relying on patent protection for these products.

Employees

At December 31, 2004, we had 225 full-time employees, including employees of our subsidiaries. This consisted of 64 in research and development, 29 in sales and marketing, 55 in operations and 77 in general and administrative. In addition, we hire a significant number of part-time seasonal employees for our manufacturing operations in Korea and China, and had 65 such part-time employees at our Korean operations at December 31, 2004. We believe that our future prospects will depend, in part, on our ability to obtain additional management, finance, accounting, marketing, sales, manufacturing and technical personnel. Competition for such personnel is substantial, and the number of persons with relevant experience is limited. None of our employees is represented by a labor union. We believe that our employee relations are good.

Item 2. Properties

As of December 31, 2004, we leased the following facilities from third parties, where our executive offices, manufacturing, engineering, research and development and testing facilities are located.

Facility	Location	Size (sq ft)	Monthly rent
U.S. main office	Palo Alto, CA	2,130	$ 3,800
U.S. sales office	Sunnyvale, CA	2,000	$ 2,300
Korea main office	Sungnam City, Korea	38,500	$25,200
China sales office	Shenzhen, China	8,740	$ 4,100
Factory and warehouse	Pyengtak City, Korea	53,400	(1)
Factory and warehouse	Shanghai Jinqiao Export Processing Zone, China	123,000	$27,500
China Joint Venture SFDT (old factory	Shanghai, China	73,000	$32,197
Sales and administration offices	Bangladore, India	14,500	$11,600

(1) We receive free rent on the Pyengtak City factory and warehouse for 20 years if the property is used by a subsidiary of a foreign business entity.

We believe these facilities are adequate and suitable to meet our needs for at least the next 12 months.

In February 2003, we made a strategic relocation of our main manufacturing plant in China to a new site in the Shanghai Jinqiao Export Processing Zone (EXZ). The facility has approximately 123,000 square feet of space. The monthly rent obligation is $27,500, or approximately $0.23 per square foot. The monthly operating expenses at the facility are approximately $2,754, or approximately $0.02 per square foot. The lease offers 50% more square footage than the former plant that was owned by the Chinese joint venture SFDT, at a similar cost. The term of the lease is three years.

In February 2004, we reached an agreement to lease the factory owned by SFDT, 73,000 sq. ft.owned by SFDT, the China joint venture, which was vacated in February 2003. The monthly rental income is $32,197 and the lease runs from April 2004 to March 2007. The rental income covers the rental expense of the building being leased by the China joint venture.

Item 3. Legal Proceedings

We are from time to time a party to various legal proceedings arising in the ordinary course of our business. The outcome of any pending legal matters may have a material adverse effect on our business, operating results or financial condition.

On June 24, 2002, the Company filed a lawsuit in the Superior Court of California, County of Santa Clara, against Mali Kuo, Michael Chen and Meng Tek Ung, former officers, directors and employees of the Company. Subsequently, former employees D.K. Lu and Jia-Hong Zang were added as defendants. Our lawsuit included causes of action for breach of fiduciary duties, negligent performance of employment duties and breach of employment contracts. The defendants filed cross claims against us seeking compensation they allege is due to them under their employment agreements. In 2002, we had established a reserve of $0.7 million for wages and expenses related to the compensation claims of Mali Kuo and the other former employees. In December 2004 and January 2005, we settled all claims with Michael Chen, D.K. Lu and Ming Tek Ung for 47,739 shares of common stock, warrants to acquire 7,189 shares of common stock and $58,750 in cash payments. The aggregate value of these settlements is $0.3 million.

On February 1, 2005, the jury in our lawsuit against Mali Kuo rendered a verdict against us finding that Ms. Kuo had a series of binding agreements with us and that she was entitled to approximately $2,670,000. On February 4, 2005, the judge entered the verdict, but stayed its enforcement for 70 days. On March 7 and 8, 2005, the judge heard our motions for a new trial, a judgment notwithstanding the verdict ("JNOV") and equitable estoppel. On April 4, 2005 the judge denied our motions. The Company filed an appeal on April 5, 2005. On April 8, 2005 the court entered the judgment totaling $3,420,000 including all fees, costs and interest. The entire liability has now been reserved in the financial statements for the fiscal year ended December 31, 2004.

In August 2004, we filed a lawsuit against Oregon Power Lending Institute ("OPLI") in the Superior Court of California, County of Santa Clara, seeking to collect on a promissory note issued by OPLI (the "OPLI Note") in connection with the purchase of certain assets of the Company. The face amount of the OPLI Note was $3.45 million, and it was secured by a pledge of 86,250 shares of our common stock some of which was released upon partial payment of the note. After making payments on the OPLI Note, OPLI stopped payments, leaving a balance outstanding of approximately $1,974,000 secured by 54,194 shares of our common stock. The Company seeks collection of the note and accrued interest. The note is carried on the books at the market value of the collateral which was $341,000 as of December 31, 2004.

On October 29, 2004, we were named in a lawsuit filed by IDVD, Inc. in the Superior Court of California, County of Santa Clara, alleging that the OPLI Note had been assigned by DVS to IDVD as partial consideration for the purchase of a Chinese subsidiary of IDVD by DVS. IDVD is seeking the sum of $2.51 million, which it asserts is owed by DVS in connection with the purchase of the IDVD Chinese subsidiary. The Company vigorously disputes the allegations, and we allege that the purported purchase agreement was never authorized by our board of directors, the purchase was never consummated under the laws of the Peoples Republic of China and that IDVD did not own the subsidiary at the time of the alleged sale to DVS and, as a consequence, IDVD has no standing to bring the lawsuit. We also believe that our former CEO, Mali Kuo, was a director, officer, employee or otherwise connected with IDVD, that Ms. Kuo had no authority to bind the Company and that she breached her duty of loyalty by having IDVD enter into the purchase agreement with DVS. On February 1, 2005, the jury in the wage case found that Ms. Kuo had violated her fiduciary duty to DVS in connection with the assignment of the OPLI Note to IDVD, by virtue of her being a principal of IDVD while serving as an officer and director of DVS.

In March 2004, the former CEO of our Korean subsidiary, DVSK, obtained in Korea an ex-parte writ of attachment on approximately $1 million of the stock we own in DVSK. The former CEO sought the writ of attachment based on claims for his salary for the remaining term of his employment agreement with DVSK and severance payments allegedly due to him. We deny any obligation for DVSK or the Company to pay such salaries or severance to the former CEO. In October 2004, we initiated a legal action to cancel the writ of attachment. On March 29, 2005, the Seoul High Court cancelled the attachment. The former CEO may file a last appeal to the Supreme Court within 14 days after receipt of the court written decision.  We are not aware at this time whether the former CEO will appeal or commence any legal action for the claimed severance payments in connection with this writ of attachment

On February 17, 2005, Kent Yu filed a lawsuit against the Company and DVS Korea in the Superior Court of California, County of Santa Clara. Mr. Yu alleges that he is the assignee of the equipment which has been allegedly sold by OPLI (who has been sued by the Company for non payment of the note) to DVS Korea in December 2000 for $600,000 and had not received payment. The Company has presented evidence to the attorneys representing Mr. Yu of timely payment of $600,000 by DVS Korea. Consequently, DVS and DVSK both deny any liability or further obligation.

While we have accrued certain amounts for the estimated settlement costs associated with these matters, there can be no assurance that these cases and other third party assertions will be resolved without costly litigation, in a manner that is not adverse to our financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of losses associated with the resolution of these contingencies.

Item 4. Submission of Matters to a Vote of Security Holders

On October 22, 2004 we mailed a Proxy Statement, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, to our security holders to solicit their votes regarding the following matters. The Company's Annual Meeting of Stockholders was held on November 18, 2004 at which the stockholders elected directors, approved proposals number 3, 4, 5, 6, 7 and 8, and rejected proposal number 2 which required a majority of total shares outstanding be voted.

1. Election of Directors: John M. Fuller, Thomas A. Spanier, Douglas T. Watson, Peter G. Hanelt, and Thomas J. Parilla were elected to serve as directors until the 2005 Annual Meeting of Stockholders. The votes were as follows:

Nominee	For:	Against:	Abstain:
John M. Fuller	6,313,659	-	16,075
Thomas A. Spanier	6,302,532	-	27,202
Douglas T. Watson	6,319,931	-	9,803
Peter G. Hanelt	6,314,287	-	15,447
Thomas J. Parilla	6,314,045	-	15,689

2. Amending the Digital Video Systems, Inc. Amended and Restated Certificate of Incorporation to increase the number of shares of authorized preferred stock by 5,000,000 shares (from 5,000,000 shares to 10,000,000 shares).

For:	Against:	Abstain:
3,299,657	41,714	12,189

3. Granting authority to the Company's Board of Directors to amend our restated certificate of incorporation to effect a reverse stock split of the Company's outstanding common stock in the range of 1:2 to 1:10 in its discretion at any time between the date of the Annual Meeting and November 18, 2005.

For:	Against:	Abstain:
6,083,276	234,869	11,589

4. Approving the issuance of shares of Common Stock issuable upon conversion of shares of Series C Convertible Preferred Stock and upon exercise of Warrants issued in a private placement.

For:	Against:	Abstain:
3,289,421	51,665	12,474

5. Approve the issuance of shares of Common Stock issuable upon exercise of 300,000 Warrants issued to a principal stockholder in connection with a loan transaction.

For:	Against:	Abstain:
3,305,751	46,824	985

6. Approve the issuance of shares of Common Stock issuable upon conversion of shares of Series C Convertible Preferred Stock and upon exercise of Warrants issued to Oxcal Venture Fund, LP in exchange for 550,000 common shares (2.62% of the outstanding shares) of our principal subsidiary, DVS Korea Co. Ltd.

For:	Against:	Abstain:
3,299,296	41,990	12,274

7. Approve the issuance of shares of Common Stock issuable upon exercise of 305,000 Compensatory Warrants previously issued to certain consultants and former directors of the Company or DVS Electronics Pvt. Ltd., our subsidiary in India, as compensation for services rendered.

For:	Against:	Abstain:
3,282,710	47,116	23,734

8. Ratify the appointment of Stonefield Josephson, Inc. as the Company's independent public accountants for the year ended December 31, 2004.

For:	Against:	Abstain:
6,316,585	11,635	1,514

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

Our common stock is listed on the Nasdaq Small Cap Market under the symbol "DVID." The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the Nasdaq Small Cap Market for each quarter within the last two years.

	Common Stock
	High	Low
Fiscal 2004
First quarter	$30.00	$ 15.70
Second quarter	27.20	15.00
Third quarter	31.30	15.00
Fourth quarter	32.00	17.50
Fiscal 2003
First quarter	$ 28.20	$ 14.20
Second quarter	23.70	9.70
Third quarter	10.50	5.00
Fourth quarter	11.30	4.00

_______

The last reported sales price of our common stock on the Nasdaq SmallCap Market on March 31, 2005 was $2.27 per shares. The information in the table set forth above gives retroactive effect to the 1-for-10 reverse split of our common stock effective on February 9, 2005.

Holders of Common Stock

At December 31, 2004, there were approximately 231 holders of record of our common stock. This number does not reflect the number of beneficial holders of the common stock, which we believe is more than 3,000.

Dividends

We have never paid cash dividends on our common stock. At present, we intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2004, the Company issued the following unregistered securities:

In October 2004 the Company issued 7,917 shares at $5.50 per share for service rendered. In December 2004 the Company issued 35,246 shares at $4.80 per share in settlement of a lawsuit. In December 2004 the Company issued 39,672 shares at $4.52 per share in a private placement, and converted 8,197 shares of preferred stock to common shares of stock.

The above transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

The cash proceeds received by the Company from the above transactions were used to fund ongoing operations and working capital requirements.

Item 6. Selected Consolidated Financial Data

                                                                                                Nine Month
                                                                                                 Fiscal
                                                                                                  Period
                                                        Fiscal Year Ended December 31,            Ended
                                                    ------------------------------------------  December 31,
                                                      2004       2003       2002       2001        2000
                                                    ---------  ---------  ---------  ---------  ----------
                                                            (In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue ...................................... $  87,200  $  89,133  $ 157,214  $ 159,871  $   73,103
Gross profit .....................................     4,872      3,588     11,285     14,076      10,110
Research and development .........................     5,628      5,769      3,043      2,503       2,493
Sales and marketing ..............................     3,841      2,684      2,907      2,173       1,902
General and administrative  ......................     8,452      7,276      7,054      7,612       3,467
Gain (loss) from operations ......................   (13,049)   (12,141)    (1,719)     1,788       2,248
Income (loss) before income tax
   provisions and minority interests .............   (17,653)   (13,093)    (3,982)     1,895       2,226
Net income (loss) ................................   (13,070)    (8,345)    (2,991)       868       1,148
Net income (loss) per share (1):
Basic ............................................ $  (12.51) $  (11.48) $   (5.00) $    1.63  $     2.46
Diluted .......................................... $  (12.51) $  (11.48) $   (5.00) $    1.41  $     2.12
Weighted average number of shares outstanding ....     1,047        727        598        615         542

                                                                         December 31,
                                                    ------------------------------------------------------
                                                      2004       2003       2002       2001        2000
                                                    ---------  ---------  ---------  ---------  ----------
                                                            (In thousands, except per share data)
Consolidated Balance Sheet Data:
Current assets ................................... $  27,519  $  45,732  $  59,458  $  34,892  $   22,400
Current liabilities ..............................    34,690     44,720     48,086     29,896      19,977
Working capital ..................................    (7,171)     1,012     11,372      4,996       2,423
Total assets .....................................    39,283     58,771     71,427     45,636      30,008
Long-term obligations ............................       238         --         96      1,753       1,560
Total liabilities ................................    34,928     44,720     48,182     31,648      21,537
Additional paid in capital .......................    83,426     77,650     73,334     71,350      69,020
Accumulated deficit ..............................   (86,406)   (73,306)   (64,961)   (61,970)    (62,838)
Total stockholders' (deficit) equity .............      (311)     5,865      9,811      9,111       6,683

_______

  See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto appearing elsewhere in this report. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, expected operating results, including gross margins, revenues and expected losses, proposed introduction of new products, including anticipated features, functionality and timing thereof, expected impact on our gross margins of such new product introductions, anticipated sales of the Company's products, including levels of sales to specific customers, the markets for the Company's products, the development of the Company's products, expected spending levels for research and development and rates of inventory and receivable turns. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, faster than expected declines in the average selling prices of our products, the failure to remain listed on Nasdaq, the failure to obtain market acceptance of DVD loaders and other Company products, the failure to obtain adequate capital for operations, the failure to achieve the planned growth of the Company's operations, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, timeliness of new product introductions, difficulties in conducting business in foreign countries such as China, South Korea and India, the competitive market for the Company's products and other factors described in this report under "Risk Factors" as well other documents the Company has filed from time to time with the Securities and Exchange Commission. A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuations of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions, among other things, could adversely affect our operating results.

Results of Operations

Overview

The Company has a 51% ownership interest in a subsidiary in South Korea (DVSK) which generates most of our revenues. DVSK has a majority ownership interest in a manufacturing joint venture in China where a significant portion of our production is performed and additional revenues are generated.

In 2003, the average unit selling price of DVD loaders sold to OEM DVD player manufacturers continued to decline to a level at which the Company determined that we would no longer be able to generate acceptable margins from the sale of these products. Accordingly, we have focused on developing products for users who will pay a premium for the increased functionality and reliability of our DVD products, such as automotive and read-write DVD products. These new automotive and read-write products have achieved higher margins than we received on our other DVD player products in 2004 and in 2003, and we anticipate that they may favorably impact our gross margins in future periods to the extent revenues derived from them increase.

During the second half of 2004, sales of our automotive products accounted for 38% of our revenues, favorably impacting our gross margins. Our gross margins in the second half of 2004 were also influenced by revenues from our DVD player loaders which have achieved improved gross margins compared to prior periods. Gross margins in 2004 were also impacted by inventory charges primarily related to the discontinuance of certain DVD products. We anticipate further improvements in gross profit contribution in future years to the extent sales of the automotive and read-write DVD products increase.

We experienced a significant increase in sales of our read-write products in the second quarter of 2004 due to pent up demand, which substantially subsided in the third quarter of 2004. Revenue growth from our read-write products is dependent upon the extent to which the market for such read-write products evolves in future periods.

Working capital declined from $1.0 million at December 31, 2003 to a $7.0 million deficit at December 31, 2004. Our line of credit with banks in South Korea has been reduced to $21.0 million at December 31, 2004 and further reductions are possible going forward. Moreover, our operations in the United States will require additional funding for 2005 operating requirements. Consequently, an infusion of equity and/or debt subordinate to our existing bank debt will be required to help fund our operations. There is no assurance that the Company will be able to raise additional capital on acceptable terms or at all.

Results of Operations

The table that follows summarizes the impact of these factors on the Company's financial results (dollars in millions):

                                                                Year Ended December 31,
                                                           -------------------------------
                                                             2004       2003       2002
                                                           ---------  ---------  ---------
Revenues................................................. $    87.2  $    89.1  $   157.2
Gross margin.............................................       4.9        3.6       11.3
Research and development ................................       5.6        5.8        3.1
Sales and marketing .....................................       3.8        2.7        2.9
General and administrative ..............................       8.5        7.3        7.0
Operating loss...........................................     (13.0)     (12.1)      (1.7)
Net loss.................................................     (13.1)      (8.3)      (3.0)

The following table sets forth for the periods indicated certain income and expense items expressed as a percentage of the Company's total revenues for the years ended December 31, 2004, 2003, and 2002. Please see our Consolidated Financial Statements of Operations and Item 6 Selected Consolidated Financial Data for additional details.

                                                                Year Ended December 31,
                                                           -------------------------------
                                                             2004       2003       2002
                                                           ---------  ---------  ---------
Revenues.................................................     100.0%    100.0%    100.0%
Gross margin.............................................       5.6%      4.0%      7.2%
Research and development ................................       6.5%      6.5%      2.0%
Sales and marketing .....................................       4.4%      3.0%      1.8%
General and administrative ..............................       9.7%      8.2%      4.5%
Operating loss...........................................     (15.0)%    (13.6)%     (1.1)%
Net loss.................................................     (15.0)%     (9.4)%     (1.9)%

Sales of our new automotive products increased substantially during the second half of 2004. These sales, combined to a lesser extent with the sales of our read-write products, offset most of the reduction in sales of our loader products as compared to 2003. The increase in automobile DVD products, combined with improved margins on our remaining DVD loaders products, produced gross margins of 5.6% for 2004, as compared to the 4.0% achieved in 2003. We anticipate that increased sales of our automotive DVD products will result in improved gross margins in future periods. The availability of parts and working capital, however, may limit any growth in revenues. Further, because of the minority interest in DVSK, the Company will not fully realize all of DVSK's earnings when, and if, DVSK returns to profitability. Consequently, we anticipate that we are likely to incur net losses for at least the first quarter of 2005.

Results of Operations for the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

                                                           Year Ended December 31,
                                                           --------------------      %
                  Consolidated Revenue                       2004       2003      Change
---------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................... $  87,200  $  89,133         (2)%

Total revenue decreased by $2.0 million, or 2%, for 2004 as compared with 2003. This decrease is primarily attributable to the decrease in sales of our legacy DVD loaders substantially offset by the increased sales of our read-write and automotive DVD products.

In 2004, Ellion Digital and Kaixinda accounted for 18.5% and 13.9% of our revenue, respectively. In 2003, Ellion, Daewoo and Vestal accounted for 19.7%, 16.2% and 13.3% of our revenue, respectively. Ellion Digital, Inc., is a Korean DVD player manufacturer in which certain officers, directors and employees of DVSK have a significant ownership interest. The revenue generated from Ellion Digital in 2004 is primarily related to the production of complete DVD systems. Sales to Ellion Digital substantially decreased during the second half of 2004.

                                                           Year Ended December 31,
                                                           --------------------      %
                      Gross Margin                           2004       2003      Change
---------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................... $   4,872  $   3,588         36%
As a percentage of revenue...............................       5.6%      4.0%       --

Gross profit margin increased by $1.3 million, or 36%, and the gross margin percentage increased by 1.6% in 2004 compared to 2003. This increase was attributable to the higher margins achieved on the auto DVD loaders and systems, obtaining higher margins on DVD loaders. This improvement is after an increase of $2.7 million in inventory reserves, or 3.1% of revenue, recorded in 2004 for obsolete and excess inventories. While we anticipate that our new product introductions will help improve our operating margins, should new product prices experience the same degree of price compression that our products have experienced in prior years, our total margins, results of operations and financial position will be significantly impacted in a negative manner.

                                                           Year Ended December 31,
                                                           --------------------      %
                Research and Development                     2004       2003      Change
---------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................... $   5,628  $   5,769         (2)%
As a percentage of revenue...............................       6.5%      6.5%       --

Our research and development expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities and providing our OEM customers with custom design and value engineering options to meet their specific requirements. Research and development spending decreased by $0.1 million, or 2%, primarily due a $0.5 million reduction at DVS and a $0.4 million reduction at DVSK resulting from a wind down of operations on MobileTouch and Jeecom projects. These reductions were substantially offset by $0.8 million of increased spending at DVSK resulting from the addition of engineers and support staff to accelerate the development of the new product programs for the automotive and DVD read-write markets.

                                                           Year Ended December 31,
                                                           --------------------      %
                   Sales and Marketing                       2004       2003      Change
---------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................... $   3,841  $   2,684         43%
As a percentage of revenue...............................       4.4%      3.0%       --

Sales and marketing expenses consist primarily of employee related expenses, export freight and insurance, and advertising/promotional costs. The Company has sales and marketing organizations in South Korea, China, India and the United States. The $1.0 million increase in expenses compared to the earlier period is primarily due to the establishment of our subsidiary in India which incurred $0.9 million of sales and marketing expense in 2004, in addition to $0.2 million of expense increases at DVSK.

                                                           Year Ended December 31,
                                                           --------------------      %
               General and Administrative                    2004       2003      Change
---------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................... $   8,452  $   7,276         16%
As a percentage of revenue...............................       9.7%      8.2%       --

General and administrative expenses consist of administrative salaries, bonuses, benefits, insurance, facility costs, legal services, accounting services, investor relations and other business support costs. The increase in 2004 as compared 2003 in general and administrative expenses of $1.3 million, or 16%, is due to $0.3 increase non-cash warrant and stock option compensation, $0.2 million increase in expenses at our Mobiletouch subsidiary first established in 2003, a $0.2 million increase at our China joint venture. In addition, the Company recorded a $0.5 million reversal of expenses in 2003 due to a write-off of old accounts payable.

Other expense was $3.5 million in 2004 as compared to $0.1 million of other income in 2003. The Company incurred a $3.1 million charge in 2004 due to a judgment against the Company in the first quarter of 2005 resulting from litigation with a former CEO.

The Company had a $0.5 million reduction in interest income in 2004 as compared to 2003 due to the decline in cash balances. The Company incurred in 2004 a $0.4 million charge associated with the write down of the Company's stock collateralizing a note receivable from OPLI. The Company achieved in 2004 $0.5 million of licensing income from the license of certain technology to a company founded by the founder of the Company, with the compensation comprised of preferred stock issued by the licensee.

Interest expense of $1.1 million and $1.0 million in 2004 and 2003, respectively, consisted primarily of costs associated with borrowings outstanding during the respective annual periods.

Results of Operations for the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

                                                           Year Ended December 31,
                                                           --------------------      %
                  Consolidated Revenue                       2003       2002      Change
---------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................... $  89,133  $ 157,214        (43)%

Total revenue in the twelve-month period ended December 31, 2003 was $89.1 million, approximately 43% less than the $157.2 million in revenues for the twelve-month period in 2002. The decrease in total revenue is primarily attributable to erosion of average selling prices for our products and the shift by many large customers to in-house loader manufacturing requiring only certain lower price components from the Company. During the year ended December 31, 2003, Ellion Digital, a company in which certain DVSK employees, officers and directors have a significant ownership interest, Daewoo, and Vestal accounted for 19.7%, 16.2% and 13.3% of our revenues, respectively. During the year ended December 31, 2002, Vestel accounted for 23.0% of our revenues.

                                                           Year Ended December 31,
                                                           --------------------      %
                      Gross Margin                           2003       2002      Change
---------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................... $   3,588  $  11,285        (68)%
As a percentage of revenue...............................       4.0%      7.2%

The rapid decline in gross margin rates in 2003 as compared to 2002 is almost entirely attributable to the decline in the selling prices of DVD loaders. During 2003 we experienced continued pricing decline in our loaders for the DVD player market of about 10-12% as compared to 2002 levels as competition continued to intensify for the Company's customer base and in the DVD loader/player market.

                                                           Year Ended December 31,
                                                           --------------------      %
                Research and Development                     2003       2002      Change
---------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................... $   5,769  $   3,043         90%
As a percentage of revenue...............................       6.5%      1.9%

Our research and development expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities and providing our OEM customers with custom design and value engineering options to meet their specific requirements. Research and development spending increased by 90% or 2.7 million, primarily due to additional engineers and support staff added in the second half of 2003 to accelerate the development of new product programs and to initiate MobileTouch Korea's development plan.

                                                           Year Ended December 31,
                                                           --------------------      %
                   Sales and Marketing                       2003       2002      Change
---------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................... $   2,684  $   2,907         (8)%
As a percentage of revenue...............................       3.0%      1.8%

The Company has sales and marketing organizations in Korea, China and in the United States. These organizations were reduced in size in 2003 as compared to 2002. However, their expenses still reflected ongoing expenses associated with the expansion of these functions in 2002 due to our shift away from major distributors (Hyundai in Korea and SIIG in China) that were used in prior years.

                                                           Year Ended December 31,
                                                           --------------------      %
               General and Administrative                    2003       2002      Change
---------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................... $   7,276  $   7,054          3%
As a percentage of revenue...............................       8.2%      4.5%

General and administrative expenses increased in the year ended December 31, 2003 as compared to the year ended December 31, 2002 by 3% or $0.2 million. The increase reflected the initial formation of our Indian subsidiary while also maintaining our infrastructure as we transition to new products offerings.

Liquidity and Capital Resources

At December 31, 2004, the Company had $10.9 million of cash and equivalents including $7.5 million of cash restricted as collateral under the terms of our lines of credit.

Net cash provided by operating activities was $ 3.9 million during 2004. We experienced a net loss of $13.1 million, as adjusted by the non-cash reduction in the minority interest of the investors of our DVSK subsidiary and China joint venture of $4.6 million. Inventories decreased by $11.9 million due to shipments of read-write DVD products, our ongoing liquidation of our legacy DVD products and $3.8 million of inventory reserve provisions. Accounts receivables decreased by $.8 million, accrued liabilities increased by $4.2 million and depreciation and amortization was $3.1 million. These sources of funds were partially offset by a decrease in accounts payable and related party accounts payable of $2.3 million.

Net cash used in operating activities was $2.6 million for 2003. We experienced a net loss in 2003 of $8.3 million, adjusted by the non-cash reduction in the majority interest of the investors of our Korean Subsidiary (DVSK) and Chinese joint venture, totaling $4.9 million, which was partially offset by the non-cash impact of depreciation and amortization of $2.7 million, the issuance of common stock for services provided with a fair value of $0.1 million and the increase of allowance for doubtful accounts of $0.8 million. Accounts payable and related party accounts payable decreased by $0.6 million which was attributable to a reduction in expenditures during the year. Cash was provided during this period by several items. Accounts receivable decreased by $7.9 million, partially offset by a $3.2 million account receivable from a related party. Net inventory was reduced by $.4 million, which included adjustments of approximately $4.0 million as the Company adjusted to the significant and abrupt change in the market demand for DVD loaders being manufactured by the DVD player providers.

Net cash used in investing activities was $1.4 million for 2004, which consisted of the acquisition of $1.3 million of property and equipment, primarily tooling and equipment in Korea, as well as purchases of marketable debt securities of $0.3 million, partially offset by $1.0 million of proceeds from the disposal of fixed assets and a decrease in restricted cash of $1.3 million.

Net cash used in investing activities was $4.3 million for 2003, of which $4.3 was for plant and equipment. Of the $4.3 million of additions, $3.4 million was at our DVSK facilities. DVSK spent $1.9 million for tooling for new products introduced in 2003, $0.7 million on building additions, $0.6 on machinery and fixtures and other items totaling $0.2 million. Additionally, the China joint venture acquired plant equipment totaling $0.8 million and there were $0.1 million of additions at our domestic and Indian operations. There was also a $0.3 increase in restricted cash at our DVSK operations.

Net cash used in financing activities was $7.0 million for 2004. We repaid $11.8 million on our line of credit with our Korean banks. We repaid $6.7 million of notes payable to our Chinese bank, and received $6.6 million of proceeds. The cash provided by financing activities in this period was primarily from the $2.0 million in proceeds from the sale of shares of common stock, $1.3 million from the sale of preferred stock, $1.1 million from the exercise of options and warrants, and $0.3 million from a long term loan.

We have credit facilities with five Korean banks that have been reduced from a total borrowing limit of $43.8 million at December 31, 2003 to approximately $21.0 million at December 31, 2004. On April 11, 2005, we were notified that the credit lines had been reduced by $3.0 million. These reductions are due to the adverse effects of change in the Korean banking environment, coupled with the lenders' concerns over our losses. These credit lines are subject to significant discretion on the part of the lenders. We also have $3.6 million in loans from a bank in China as of December 31, 2004 that are secured by real estate owned by our joint venture SFDT in Shanghai and are due in July 2005. There is no assurance that the lenders will continue to extend credit facilities at current or any reduced levels. If the banks were to reduce or terminate these credit facilities, our working capital and our ability to maintain our operations at current or projected levels could be significantly impacted. In particular, the growth of automotive DVD business requires working capital to finance accounts receivable, and our growth in the automotive sector could be severely curtailed without adequate working capital.

Unless the context otherwise indicates, all share and per share common stock information in this Annual Report reflects a 1-for-10 reverse stock split of the common stock effective on February 9, 2005. In the following discussion, the common shares are post split and the amount of common stock into which the shares of preferred stock is convertible is adjusted to one common share per 10 preferred shares.

In January 2004, we sold 121,212 shares of our common stock to a group of purchasers for $16.50 per share which produced gross proceeds of approximately $2.0 million.

In April 2004, investors exercised outstanding warrants to acquire 51,186 shares of common stock resulting in net proceeds of approximately $0.6 million. The warrants were originally issued in a July 2003 financing, and we temporarily reduced the exercise price to $12.50 per share from the original exercise price of $28.00 in order to induce the immediate exercise and the cash infusion it generated.

In September 2004, the Company raised approximately $1.1 million in net proceeds. In connection with this transaction, we issued 2,081,964 shares of 8% Series C Convertible Preferred Stock and 1,040,979 Class A Warrants to purchase shares of our common stock. The number of shares and exercise price are to be proportionally adjusted to reflect the impact of the reverse stock split. In addition, the investors received warrants entitling them to purchase an additional 50% of the number of Series C Preferred Stock and Class A Warrants they originally purchased, which warrant is exercisable for the ten-day period following the effective date of the registration statement covering these shares (the "Green Shoe Warrants"). The Class A Warrants are exercisable for five years at an exercise price of $6.10, subject to adjustment. In the event any Preferred Stock remains outstanding on September 20, 2007, the Company will issue a five-year Class B warrant for 50% of the number of shares into which the then-outstanding Preferred Stock is then convertible, also exercisable at $6.10 per share. The Preferred Stock will automatically convert into common stock in the event the Company's common stock trades at or above $12.20 per share for 20 trading days. The Company may redeem the Preferred Stock at various prices beginning at $8.20 per share and at decreasing prices thereafter. The Series C Preferred Stock is nonvoting and nonconvertible, and the Class A Warrants are not exercisable unless and until the stockholders approve of the conversion and exercise rights. The conversion and exercise rights of the Securities obtained stockholder approval at the Company's annual stockholders meeting on November 18, 2004.

In September 2004, the Company issued a $0.3 million note with a two-year term at 8% interest. In connection with this note, the Company issued warrants to purchase 30,000 shares of common stock. The warrants are exercisable for five years at $6.10 per share.

In September 2004, the Company entered into an agreement with the owner of 550,000 common shares of DVS Korea Co. Ltd., the Company's principal subsidiary (DVSK). The 550,000 shares represent a 2.62% ownership interest in DVSK. Under the terms of the agreement, the investor transferred its entire interest in DVSK to the Company in exchange for 396,722 shares of the Company's 8% Series C Convertible Preferred Stock and 198,361 warrants. As a result, the Company's ownership interest in DVSK increased from 51.14% to 53.76%. The Warrants are exercisable for five years at $6.60 per share. The conversion rights of the Series C Preferred were subject to stockholder approval which was obtained on November 18, 2004. In December 2004, the owner informed us that they were unable to transfer the DVSK shares to us, and instead the owner sold the shares on the Kosdaq market and remitted the $0.2 proceeds to the Company. This reduced our ownership interest in DVSK back to 51.14%.

In December 2004, DVS sold 738,768 shares of its 8% Series C convertible preferred stock (the "Preferred Stock") and 369,383 Class A warrants (the "Class A Warrants") (collectively, the Preferred Stock and Class A Warrants are referred to as the "Units" or the "Securities") in a private transaction when a total of six accredited investors exercised their "green shoe warrants" that had been issued as part of the September 20, 2004 private placement. Each Unit consisted of one share of Preferred Stock and 50% warrant coverage. The consideration paid for the Securities was $6.60 per Unit (the "Purchase Price"), for aggregate gross proceeds of $450,648.48 to DVS. The Class A Warrants are exercisable for five years at an exercise price of $6.60 , subject to adjustment. In the event any Preferred Stock remains outstanding on September 20, 2007, DVS will issue a five-year Class B warrant for 50% of the number of shares of common stock into which the then-outstanding Preferred Stock is then convertible, also exercisable at $6.60 per share. The Preferred Stock will automatically convert into common stock in the event DVS' common stock trades at or above 200% of the $6.60 Purchase Price for 20 consecutive trading days. DVS may redeem the Preferred Stock at various prices beginning at 135% of the Purchase Price and at decreasing prices thereafter.

In July 2004, the Company reached a settlement concerning legal fees owed to a law firm by issuing 33,500 shares of its common stock. The stock had a fair market value on the settlement date of $0.3 million. In September 2004, the Company issued 4,044 shares of common stock to the same law firms as payment of $0.1 million due the law firm. In September 2004, the Company issued 22,000 shares of common stock to another of the Company's law firms as partial payment of amounts due the law firm. The Company extinguished $0.1 million of legal fees owed to the law firm based on a fair market value of $6.30 per share on the date of issuance. The Company and the law firm have agreed to adjust the number of shares as of the effective date of a registration statement covering the resale of the shares so that the aggregate fair market value of the shares issued as of that date equals the $0.2 million obligation due the firm as per the agreement. In December 2004, the Company issued an aggregate of 35,246 pre split shares of its common stock and warrants to purchase an additional 7,188 shares of its common stock at .48 per share to two former employees of the Company in settlement of all claims relating to litigation for claimed compensation earned in prior years.

Net cash provided by financing activities was $1.3 million for 2003. Cash was provided by $1.4 million in proceeds from the sale of stock in July 2003, proceeds from bridge loans of $0.3 million and the exercise of warrants totaling $0.4 million. Offsetting this was a $0.6 million reduction by our China joint venture on their working capital loan and $0.3 million used by DVSK in repaying their long-term note. In July 2003, the Company sold 129,364 common stock units in a private placement resulting in net proceeds of $1.4 million, including the conversion of the bridge loans issued in June and July of 2003. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $28.00 per share. The warrants become exercisable beginning in January 2004 and expire in July 2006. The Company has the right to redeem any unexercised warrants for $10.00 per warrant upon 30 days notice the Company's common stock has a closing sales price over $35.00 per share for the ten consecutive trading days on the Nasdaq SmallCap Market.

Our working capital deficit is $7.2 million at December 31, 2004, as compared to working capital of $1.0 million at December 31, 2003. Our bank lines in South Korea have been reduced as of December 31, 2004 to $21.0 million due to the adverse effects of change in the banking environment, coupled with our current operating levels and concern over our losses. On April 11, 2005 we were notified that the credit lines had been reduced by $3.0 million. In the current circumstances, management believes further reductions in our line of credit are possible. We have been offsetting these reductions in our lines of credit by requesting prepayments from our customers on our new products and extended payment terms from our vendors. Because such accommodations are largely at the discretion of our customers and vendors, there is no assurance that we will continue to be successful in these actions. In addition, our operations in the United States will require additional capital in order to meet anticipated operating requirements in 2005. Therefore, we believe that an infusion of equity and/or debt subordinate to our existing bank debt will be required to help fund our operations.

On February 11, 2005 we filed a registration statement with the Securities and Exchange Commission seeking to raise approximately $5 million to $15 million. However, there is no assurance that we will be able to complete this offering or raise additional capital on acceptable terms or at all. If we do not raise additional capital, we may not be able to meet our financial obligations, and may have to cease or significantly curtail our operations.

(a) Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2004.

                                                Payments Due by Period (in 000's)
                                     ---------------------------------------------------------------
Contractual Obligations                Total    Less Than 1 Year 1-3 Years   4-5 Years  After 5 Years
                                     ---------  ---------------  ----------  ---------  ------------
Operating lease obligations........ $     918  $           651  $      267  $      --  $         --
Line of Credit.....................    14,250           14,250          --         --            --
Notes payable......................     3,900            3,600         300         --            --
                                     ---------  ---------------  ----------  ---------  ------------
Total contractual obligations...... $  19,068  $        18,501  $      567  $      --  $         --
                                     =========  ===============  ==========  =========  ============

(b) Off-Balance Sheet Arrangements

The Company had no "Off-Balance Sheet Arrangements" (as defined by Item 303 of Regulation S-K) at December 31, 2004.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as requires under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

In January 2003, the FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns of both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

In December 2003, the FASB concluded to revise certain elements of FIN 46, which will be issued shortly. The FASB also modified the effective date of FIN 46. For all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise FIN 46 is to be applied for registrants who file under Regulation S-X in periods ending after March 15, 2004. The Company believes that the adoption of this pronouncement did not have a material impact to the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No.149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FASB 149 amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities under FASB 133. The Company believes that the adoption of this pronouncement did not have a material impact to the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It required that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. The provisions of this Statement were effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of this pronouncement did not have a material impact to the Company's financial position or results of operations.

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004 the FASB issued two Staff Positions-FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction of Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." Neither of these affected the Company as it does not participate in the related activities.

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

Revenue Recognition

Net revenue includes product and component sales. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. These criteria are met at the time the product is shipped to the customer. Shipping terms are freight on board shipping point. Returns and discounts on sales are deducted from revenue upon issuance of a credit memo. Returns for products under warranty are repaired and returned to the customer at the Company's cost. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. We had a warranty reserve of $28 thousand and $54 thousand at December 31, 2004 and 2003, respectively.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. The Company determines the allowance based on historical write-off experience, current market trends and, for larger accounts, the ability to pay outstanding balances. The Company continually reviews its allowance for doubtful accounts. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectibiles. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

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

Deferred Taxes

We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. At December 31, 2004 we had provided a valuation allowance for the entire amount of tax assets net of tax liabilities. To the extent that we increase or decrease a valuation allowance in a period, the resulting expense or benefit is included within the tax provision. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

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

Determining Functional Currencies for the Purpose of Consolidation

Our majority owned Korean subsidiary and Chinese joint venture represent the vast majority of our revenues, assets and liabilities at December 31, 2004. In preparing our consolidated statements, we are required to translate the financial statements of the foreign entity from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statement of operations or as a separate part of our net equity under the caption "cumulative translation adjustment."

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

Risks Related to Our Business

We have not recorded an annual operating profit since 2001.

Our last recorded annual profit was for the 2001 fiscal year. Since December 31, 2001, we have incurred cumulative losses of $20.9 million. We cannot assure you that we will achieve profitability in 2005 or thereafter.

We rely upon bank credit facilities which are subject to periodic renewal, at which time they may be maintained, reduced, or withdrawn.

We have credit facilities with five Korean banks that have been reduced from a total borrowing limit of $43.8 million at December 31, 2003 to approximately $21.0 million at December 31, 2004. On April 11, 2005, the borrowing limit was reduced to $18.0 million. These reductions are due to the adverse effects of change in the Korean banking environment, coupled with the lenders' concerns over our losses. These credit lines are subject to significant discretion on the part of the lenders. We also have $3.6 million in loans from a bank in China as of December 31, 2004 that are secured by real estate owned by our joint venture in Shanghai and due in July 2005. There is no assurance that the lenders will continue to extend credit facilities at current or any reduced levels. If the banks were to reduce or terminate these credit facilities, our working capital and our ability to maintain our operations at current or projected levels could be significantly impacted. In particular, the growth of automotive DVD business requires working capital to finance accounts receivable, and our growth in the automotive sector could be severely curtailed without adequate working capital.

Our capital resources may not be sufficient to meet our capital requirements.

Since our inception, we have periodically experienced negative cash flow from operations and could experience significant negative cash flow from operations in the future. Our current and future capital requirements are substantial, and, at present, cash generated from operations is not sufficient to meet these requirements. We cannot be sure in the future that cash generated from operations will be sufficient to meet our requirements or that financing will be available at favorable terms when required, or at all. Currently and in recent years, we have experienced significant shortages in our cash flows and have experienced difficulties in funding our operating expenses and paying our creditors. We believe our current capital resources are sufficient to meet anticipated capital requirements through the end of the first quarter of 2005. We have filed a registration statement with the SEC that is intended to fund DVS' operations in the United States for calendar 2005 and to enable us to invest at least $2 million in our Korean subsidiary, DVSK. If we are not successful in raising additional capital through this offering or another offering, we may not be able to meet our financial obligations to our creditors when they become due and we may have to curtail or cease certain operations.

Our auditors have a substantial doubt about our ability to continue as a going concern

In their report in connection with our 2004 financial statements, our auditors included an explanatory paragraph stating that, because we have incurred significant net losses and as of December 31, 2004 have a net capital deficiency, working capital deficiency, and because there is substantial doubt about our ability to continue as a going concern. Our continued existence will depend in large part upon our ability to successfully secure additional financing to fund future operations. We have filed a Registration Statement for a public offering which seeks to raise approximately $5 million of equity capital. The offering has been deferred pending settlement of the $3,420,000 obligation arising from the legal dispute with our former chief executive officer. This offering is a principal element of our plan to move toward profitable operations. Even after this offering, if in the future we are not able to achieve positive cash flow from operations or to secure additional financing as needed, we may again experience the risk that we will not be able to continue our operations. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment.

A recent jury verdict awarding substantial damages against us, as well as other pending litigation, could have a substantial negative effect on our capital and could adversely impact our ability to obtain additional financing.

In 2002, we filed a lawsuit in the Superior Court of California, County of Santa Clara, against our former CEO, Mali Kuo. Our lawsuit included causes of action for breach of fiduciary duties, negligent performance of employment duties and breach of employment contracts. Ms. Kuo filed a cross claim against us seeking compensation she alleged is due to her under her purported employment agreements.

On February 1, 2005, the jury in our lawsuit against Ms Mali Kuo rendered a verdict against us finding that Ms. Kuo had a series of binding agreements with us and that she was entitled to approximately $2,670,000. On February 4, 2005, the judge entered the verdict, but stayed its enforcement for 70 days. On March 7 and 8, 2005, the judge heard our motions for a new trial, a judgment notwithstanding the verdict ("JNOV") and equitable estoppel. April 4, 2005 the court denied our motions. The Company then filed an appeal on April 5, 2005. On April 8, 2005 the court entered a judgment totaling $3,420,000 including all fees, costs and interest. If we are not successful in overturning or substantially reducing the size of this judgement, our capital structure would be severely impacted.

We are also involved in a lawsuit in the Superior Court of California, County of Santa Clara, wherein we are suing to collect approximately $1.97 million due on a promissory note. Another company, which we believe is affiliated with Mali Kuo, has filed a lawsuit in the Superior Court of California, County of Santa Clara, seeking to collect $1.95 million on the same note, which it alleges was assigned to them as consideration for the sale of a Chinese subsidiary company they allegedly sold to us. In addition to trying to collect on the note, the plaintiff is seeking $0.6 million in cash it alleges was part of the purchase price. In February 2005, an individual filed a lawsuit in the Superior Court of California, County of Santa Clara, seeking to collect $0.6 million on a related purported amount due OPLI, which the individual claims was assigned to him. Although we are vigorously pursuing our collection effort in the first lawsuit and believe we have substantial meritorious defenses against the second and third lawsuit, an adverse result in either case could have a significant negative impact on our capital.

The DVD player industry is highly competitive with few barriers to entry.

Although DVD players were only first introduced commercially in 1997, the market quickly became "commoditized." Today much of the manufacturing is done in China where products can be manufactured on a large-scale, cost-effective basis. As competition has increased, the market for home DVD players has experienced significant declines in both unit prices and margins. Because most of our DVD products are sold in Asia we have experienced a substantial decline in our revenues and have suffered net losses over the past eight quarters.

In response to the commoditization of the home DVD player market, we have refocused our business to our DVD products, such as automotive DVDs, that are not as susceptible to price erosion. Although we have had some initial success in selling into these markets, there can be no assurance that our new products will not become susceptible to the same commoditization pressures, we faced with DVD players.

Our growth and future profitability depend upon our ability to successfully develop and commercialize new DVD products, as well as market acceptance of such products.

During the last three years, substantially all of our revenues have been generated by our DVD product line, which is central to our growth strategy. Successful development and commercialization of new DVD products, as well as market acceptance of such products, is essential to our achieving positive gross margins as well as growth and future profitability. While we are currently developing and introducing new products (e.g., automotive DVD products), we cannot assure you that these products will reach the market in a timely manner, satisfactorily address customer needs, be sold in high volume, or generate acceptable margins. In addition, we expect to continue to invest heavily in research and development and engineering during 2005, which will likely adversely impact achievement of near term profitability.

We are exposed to fluctuations in currency exchange rates.

A large portion of our business is conducted outside the United States. Sales of products outside of the United States, primarily in Asia, represented over 90% of our total revenues for fiscal 2004 as well as for each of our 2002 and 2003 fiscal years. Although some of our revenue and expenses are transacted in U.S. dollars, we are exposed to currency exchange fluctuations since we transact a significant portion of our business in local currencies. Moreover, most of our expenses in Korea, China and India are paid in local currency, which subjects us to the risks of foreign currency fluctuations between the U.S. dollar and such currencies. As a result, an increase in the value of such currencies in comparison to the U.S. dollar could increase our research and development, sales and marketing and general and administrative expenses, and increase the cost of our products, potentially making them less competitive in international markets.

Our operating results fluctuate significantly, and an unanticipated decline in revenue or earnings may disappoint investors or securities analysts and result in a decline in our stock price.

In addition to the losses incurred in during the years ended December 31, 2004 and 2003, we have incurred substantial net losses in the past, as recently as, among others, fiscal years ended December 31, 2002, and fiscal years ended March 31, 1999, 1998 and 1997. We also expect to generate losses as we continue our spending on engineering and other personnel in connection with our research and development efforts related to new product development during 2005 and our expansion into the Indian DVD market. Our recent quarterly and annual operating results have fluctuated, and will continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are not within our control:

●	market acceptance of our new products, such as automotive DVDs and home DVD recorders;
●	timing of our customers' new product development, which incorporates our products;
●

continued availability of adequate capital under our bank line of credit in Korea or other financial sources to fund our operations, including the purchase of needed components and manufacturing of our products;

●	exchange rate fluctuations;
●	adverse results in pending litigation involving former officers of DVS and DVSK;
●

difficulties in forecasting, planning and management of inventory levels, particularly given our ongoing implementation of our new enterprise resource planning ("ERP") system in Korea, which may trigger further inventory adjustments;

●	the availability, timely delivery and cost of components from our suppliers;
●	fluctuations in manufacturing yields and significant yield losses which may affect our ability to fulfill orders;
●	new product announcements and introduction of competing products by our competitors;
●	pressure to reduce the price at which we sell our products;
●	the rate at which our products become obsolete;
●	unpredictability of changes in demand for, or in the mix of, our products;
●	the gain or loss of significant customers;
●	changes in the channels through which our products are distributed and the timeliness of receipt of distributor resale information;
●	general economic, political and environmental related conditions, such as natural disasters;
●	unanticipated research and development expenses associated with new product introductions;
●	the timing of significant orders and of license and royalty revenue; and
●	the seasonality in our business.

A downturn in the market for consumer products, such as DVD players that incorporate our products, can also harm our operating results. In addition, some of our customers may place orders at or near the end of a quarter. As a result, we may not learn of revenue shortfalls until late in a quarter and may not be able to predict future revenues with accuracy. Additionally, a large portion of our costs consist of salaries for personnel and materials that must be ordered several months in advance. These costs are based in part on our expectations for future revenues and are relatively fixed in the short term. As a result, any revenue shortfall below expectations would likely harm our operating results.

Our business may suffer due to risks associated with international sales and operations.

Sales of products overseas accounted for 99.7%, 98.1%, 99.0%, 99.6% and 90.3% of our revenue in the nine-month transition period ended December 31, 2000, the fiscal years ended December 31, 2001, 2002, 2003 and 2004, respectively. Because our automotive DVD sales are principally directed at the American market, we expect the percentage of overseas sales to decline as our automotive DVD sales increase. Prior to the introduction of our automotive DVD products in the third quarter of 2003, substantially all of our sales were outside of the United States. Consequently, even if automotive DVD sales increase to represent a higher percentage of our revenues, we still expect to have very significant overseas sales.

Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

●	greater difficulty in ensuring adequacy of our disclosure controls and procedures and internal control over financial reporting with respect to international operations;
●	impact of currency fluctuations for which the Company currently has no hedging activity;
●	difficulties in complying with foreign regulatory requirements and standards;
●	tariffs and other trade barriers relating to cross border transactions;
●	costs and risks associated with local business practices and customs in foreign countries;
●	longer accounts receivable payment cycles from customers located in foreign countries;
●	potentially adverse tax consequences resulting from changes in international tax regulations;
●	limits on repatriation of earnings from our foreign operations; and
●	limited ability to effect quality-control measures associated with our foreign operations.

We have offices and conduct significant operations in South Korea, China and India. We have derived most of our product revenue from Asia during the last three years. Additionally, our major suppliers and assembly subcontractors are all located in Asia. Any kind of economic, political or environmental instability in this region of the world can have a severe negative impact on our operating results due to the large concentration of our production and sales activities in this region. For example, during 1997 and 1998, several Asian countries where we currently do business, such as Japan, Taiwan and South Korea, experienced severe currency fluctuation and economic deflation. If such situations reoccur, it may negatively impact our total revenues and our ability to collect payments from customers in these regions. During such situations, the lack of capital in the financial sectors of these countries can make it difficult for our customers to open letters of credit or other financial instruments that are guaranteed by foreign banks. Finally, the economic situation during such periods may exacerbate a decline in selling prices for our products as our competitors may reduce product prices to generate needed cash.

In addition, we are greatly impacted by the political, economic and military conditions in North Korea and South Korea, Taiwan and China, and India and Pakistan, which are frequently engaged in political disputes. In the past, several of these countries have engaged in military hostilities and still continue to conduct military exercises in or near the other's borders, territorial waters and airspace. Such disputes may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities. This could severely harm our business by interrupting or delaying production or shipment of our products. Any kind of activity of this nature or even rumors of such activity could severely negatively impact our operations, revenues, operating results and stock price.

We may encounter significant difficulties in understanding local business practices that may require additional expenditures.

As a substantial portion of our operations are located in Asia and subject to foreign laws and regulations, our operations in Asia may be adversely affected by changes in local laws and regulations, such as those relating to employment regulations, accounting practices, taxation, import and export tariffs, environmental regulations, land use rights, and other matters. Local governments may impose new, stricter regulations or interpretations of existing regulations, which would require additional expenditures. Asian economies may also differ in terms of structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency and rate of inflation, among others. As a result, we may encounter significant difficulties in understanding and addressing local business practices that may require us to incur additional expenses in connection with our international operations.

Because a small number of customers have accounted for, and are likely to continue to account for, a substantial portion of our revenue, our revenue could decline due to the loss of one of these customers.

Products sold to our top five customers accounted for approximately 60% and 56% of our revenue during the years ended December 31, 2003 and 2004, respectively. Products sold to our top 10 customers accounted for approximately 88%, 67%, 78% and 70.3% of our revenue during the fiscal years ended December 31, 2001, 2002, 2003 and 2004, respectively. In the year ended December 31, 2004, Ellion Digital, Kaixinda and Samsung Electronics accounted for 19%, 14% and 7% of our revenue, respectively. In the fiscal year ended December 31, 2003, Ellion Digital, Daewoo and Vestel accounted for 20%, 16% and 13% of our revenue, respectively. In the fiscal year ended December 31, 2002, Vestel accounted for 23% of our revenue. No other customers accounted for more than 10% of our revenues during these periods. We anticipate that our sales may continue to be concentrated in a few major accounts. If we were to lose any of our principal customers or experience any substantial reduction in orders from these customers, our revenues and operating results would suffer.

We may not be able to maintain our listing on the Nasdaq SmallCap Market and if we fail to do so, the price and liquidity of our common stock may decline.

Nasdaq has quantitative and corporate governance maintenance criteria for the continued listing of common stock on the Nasdaq SmallCap Market. The current requirements that may affect our future listing status include (i) having a minimum of $2.5 million in stockholders' equity, and (ii) maintaining a minimum bid price per share of $1.00. On August 19, 2004, we received notification by Nasdaq that because our stockholders' equity at June 30, 2004 was $2.0 million, we did not the meet the requirement of a minimum of $2.5 million in stockholders' equity for continued listing on the Nasdaq SmallCap Market under Marketplace Rule 4310-(c)(2)(B). Subsequently, we raised additional capital to regain compliance with the $2.5 million minimum stockholders' equity requirement. On August 19, 2004, we received notification by Nasdaq that for 30 consecutive trading days, the price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310 (c)(4). In order to regain compliance with Marketplace Rule 4310(c)(8)(D), the bid price of our common stock must close at or above $1.00 per share or more for a minimum of 10 consecutive trading days prior to February 23, 2005 the board and stockholders approved a reverse stock split effective February 9, 2005 under the terms of the reverse stock split each 10 shares of our common stock was combined into one share, and our common stock began trading on a reverse stock split basis on that date.

On April 1, 2005, we were notified by Nasdaq that the Company had satisfied its listing requirements subject to the condition that the financial statements contained in each of the Company's periodic reports for periods ending on or before March 31, 2006 must evidence shareholders' equity of at least $2.5 million; and that if, during this monitor period, the Company should fail to meet the shareholders' equity requirement, or otherwise fail to satisfy any other requirement for continued listing, the Panel will promptly consider the reasons for such a failure and thereafter render a determination with respect to the Company's continued listing on The Nasdaq Stock Market, which could result in the delisting of the Company's securities from The Nasdaq Stock Market. As of December 31, 2004 the Company shows a stockholders' deficit of $0.3 million and therefore is not in compliance with this shareholders equity requirement.

There can be no assurance that we will be able to comply with the quantitative and corporate governance maintenance criteria or any of the other Nasdaq SmallCap Market's rules in the future. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

The dynamic nature of our business continues to place a significant strain on our management systems and resources, and if we fail to effectively manage the changes in our products, markets and supply chain, our ability to market and sell our products and develop new products may be harmed.

Our business is experiencing rapid change which has strained our internal systems and will require us to develop or adopt more sophisticated information management systems in order to manage the business effectively. Although we have implemented an enterprise resource planning ("ERP") system, there is no guarantee that this system and any new systems implemented in the future will be adequate to address the rapid changes in sales volume, product mix, regional mix and supply chain which we anticipate, or that management will be able to foresee in a timely manner other infrastructure needs before they arise. In addition, we have in the past and may in the future experience problems with the ERP system, which problems may lead to inventory management issues. Our success depends on the ability of our executive officers to effectively manage in this rapidly changing environment. If we are unable to manage our growth effectively, our results of operations will be seriously harmed.

We may require additional capital in order to bring new products to market, and the issuance of new equity securities will dilute your investment in our common stock.

To permit the growth of our business operations in the future, we will need to bring new products to market, which will likely require significant working capital. We have established credit facilities with certain Korean banks with a total borrowing limit of about $21.0 million as of December 31, 2004. We have also formed alliances with state-run businesses in China, which have committed to substantial amounts of trade credit and financing for production in China under certain terms. However, there is no assurance that these credit facilities will always be available. An equity offering has been initiated to meet our capital needs for at least the next twelve months, but we cannot assure you that any future equity financing will be available on terms acceptable to us, if at all. In addition, if we issue shares of our common stock, our shareholders will experience dilution with respect to their investment.

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

Our operating expenses are relatively fixed, and we therefore have limited ability to reduce expenses quickly in response to any revenue shortfalls. Consequently, our operating results will be harmed if our revenues do not meet our revenue projections. We may experience revenue shortfalls for many reasons, including those listed below:

●	significant pricing pressures that occur due to competition, over-supply, or other reasons;
●

shortages of raw materials or fabrication, test or assembly capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers which, in turn, harm our ability to meet our sales obligations; and

●	the reduction, rescheduling or cancellation of customer orders.

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

It usually requires a number of months to achieve volume shipments after we first contact a customer. Often, we first work with customers to develop the basic product, which may take months or longer. Our customers then complete the design, testing and evaluation process and begin to ramp up production, over a period which typically lasts months or longer. As a result, a significant period of time may elapse between the time we incur expenses from our research and development efforts and our realization of revenue, if any, from volume purchasing of our products by our customers.

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

Our markets are subject to rapid technological change and, therefore, our success depends on our ability to develop and introduce new products.

The markets for our products are characterized by:

●	rapidly changing technologies;
●	evolving and competing industry standards;
●	changing customer needs and expectations;
●	frequent new product introductions and enhancements;
●	increased integration with other functions; and
●	rapid product obsolescence.

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

We are highly dependent on our principal management and engineering staff. There is intense competition for qualified personnel in our industry, in particular the highly skilled technical personnel involved in the development of DVD technologies and the production of DVD products. Competition is especially intense in South Korea, where our DVD products are designed and where much of our initial "pilot" manufacturing takes place and in Silicon Valley, where our corporate headquarters are located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. Our business is expected to place increased demands on our resources and will likely require the addition of new management and engineering personnel and the development of additional expertise by existing management personnel. The failure to recruit and retain key technical and management personnel could harm our business.

Our ability to compete successfully will depend, in part, on our ability to protect our intellectual property rights, and we may be unable to do so.

We rely on a combination of patent, trade secrets, copyright and mask work production laws and rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries, such as China, South Korea and India, where the laws may not protect our proprietary rights as fully as in the United States. Litigation may continue to be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation.

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

If we are accused of infringing the intellectual property rights of other parties, we may become subject to time-consuming and costly litigation. If we lose such litigation, we could suffer a significant impact on our business and be forced to pay damages.

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

We do not have long-term contracts with our customers, and the loss of a major customer could seriously harm our business.

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

To obtain additional manufacturing capacity, we may be required to make deposits, purchase, equipment lease or build new facilities, obtain loans, enter into joint ventures, seek equity investments or enter into technology licenses in or with other companies. These transactions could involve a commitment of substantial amounts of our capital and require making available technology licenses in return for production capacity. We may be required to seek additional debt or equity financing if we need substantial capital in order to secure this capacity and we cannot assure you that we will be able to obtain such financing on terms acceptable to us, if at all.

Risks Related to Investment in Our Securities

The price of our common stock is likely to be volatile.

Our stock price has been extremely volatile in recent years. Since January 1, 2001, our stock has closed at prices ranging from a high of $62.30 on December 11, 2001 to a low of $1.89 on March 31, 2005. If our revenues do not grow or grow more slowly than we anticipate, or if operating or capital expenditures exceed our expectations or cannot be adjusted accordingly, the market price of our common stock could be materially and adversely affected. In addition, the market price of our common stock has been in the past and could in the future be materially and adversely affected for reasons unrelated to our specific business or results of operations. General market price declines or volatility in the future could adversely affect the price of our common stock. In addition, short-term trading strategies of certain investors can also have a significant effect on the price of our stock.

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

When we account for employee stock options using the fair value method, it could significantly increase our net loss.

In December 2004, the Financial Accounting Standard Boards (FASB) issued Statement of Financial Accounting Standard No. 123 ("SFAS 123R") "Share-Based Payment (Revised December 2004)" which requires a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning with interim and annual periods occurring after June 15, 2005 and subsequent reporting periods. We are required to record an expense for our stock-based compensation plans using the fair value method as described in SFAS 123R, which could have significant and ongoing accounting charges and adversely affect our future results.

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

Risks Related to Our Industry

The selling prices for our products are very volatile and subject to industry-wide fluctuations. Our success is dependent on the growth and strength of the home DVD and automotive DVD markets.

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

Item 8. Consolidated Financial Statements and Supplementary Data

The financial statements required pursuant to this item are included in Part IV, Item 15 of this Form 10-K.

Item 9A. Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.

The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, were not effective in ensuring that material information relating to the Company, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In assessing the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, management identified the following material weaknesses in the operating effectiveness of the Company's internal controls:

  Significant year-end obsolete inventory adjustments at our majority owned subsidiary in Korea ("DVSK") and Shanghai Fang Yuan Digital Technology ("SFDT"), its Chinese joint venture company; and

  Inadequate depth of senior and middle management accounting personnel at these entities.

In response to these material weaknesses, both DVSK and SFDT developed add-on management systems during 2004 to supplement the information provided by their enterprise resource planning (ERP) systems and to enable them to more accurately value inventory on a monthly basis. DVSK implemented a thorough analysis of its slow moving inventory as part of its systems improvement process in Korea, and during the first quarter of 2005 completed an engineering estimate analysis of slow moving inventory in China. These analyses were completed and appropriate adjustments were made for obsolete inventory at both entities at year-end.

There is inadequate senior and middle management accounting staff at DVSK and SFDT. Consequently, DVS has needed to make appropriate accounting adjustments for these subsidiaries at each period end. To remediate this weakness, during 2004, DVSK hired additional qualified accounting personnel to facilitate the monitoring as well as the integration of systems and information between DVSK and DVS. Additionally, DVS placed a senior manager in Asia to improve the oversight of its operations in Korea, China and India. DVS also initiated a search for a qualified CFO to be located in Korea.

The Company continues to evaluate the need for further improvements to its internal control over financial reporting and procedures, including further formalizing of its processes and policies.

(b)    Changes in internal control over financial reporting.

During the fourth quarter of fiscal 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

MANAGEMENT

Executive Officers and Directors

The following table lists our directors and executive officers as of March 31, 2005:

Name	Age	Position
Thomas A. Spanier	59	Chairman and Chief Executive Officer
Douglas T. Watson	52	President and Chief Financial Officer
John M. Fuller	61	Director
Thomas J. Parilla	39	Director

Background and Business Experience of Directors and Executive Officers

The following is a brief description of the principal occupation and recent business experience of each of our executive officers and directors:

Thomas A. Spanier - Mr. Spanier was elected as a director by the Board in March 2004 to fill a vacancy. On April 14, 2004, he was appointed Chairman of the Board and Chief Executive Officer. From April 2003 to April 2004, Mr. Spanier was the principal of Spanier & Associates, in Novato, California, a firm which provides interim management and consulting services. From April 2001 to April 2003, he served as Senior Vice President of Finance and Operations of Cradle Technologies, Mountain View, California, a fabless semiconductor company. From April 2000 to April 2001, he served as President and Chief Operating Officer of Uptime One, Inc., a development stage applications service provider focused on connecting food manufacturing companies and their suppliers. Prior thereto, from April 1998 to April 2000, Mr. Spanier was the Executive Vice President and Chief Operating Officer of the California Culinary Academy, San Francisco, California, which is a for-profit culinary school. Mr. Spanier received a B.S. degree in Business Administration and Managerial Economics from University of California, Berkeley (Phi Beta Kappa) and a M.B.A. from Harvard Business School.

Douglas T. Watson - Mr. Watson has served as a director since November 1998. Mr. Watson served as our Chief Executive Officer from February 2002 to April 2004, when he was named President, Chief Operating Officer and Chief Financial Officer. Mr. Watson also served as a member of the Executive Committee from November 1998 to March 2002. Prior to joining DVS, Mr. Watson served as President and Chief Executive Officer of Astoria Metal Corporation (AMC) from 1992 to 1999, a ship repair and dismantling firm which he founded in 1992.

John M. Fuller - Mr. Fuller has served as a director since May 2002. He has been President of Pantechnicon Aviation Ltd., a privately-held aircraft charter and leasing business from March 1997 to the present. Prior to becoming President, Mr. Fuller served on the Board of Directors of Pantechnicon while employed with TECOP International, an international aerospace market development company. Mr. Fuller received an M.B.A. from the Harvard Business School and an A.B. in Economics from the University of California, Berkeley.

Thomas J. Parilla - Mr. Parilla has been the President of The Parilla Investment Group in Erie, Pennsylvania since January 2004. Prior to forming his own investment group, from October 2002 to January 2004, Mr. Parilla served as Vice President of PNC Investments, a division of PNC bank. From June 2000 to August 2002, he served as the Regional Manager and Vice President of Investments of First National Investment Services, a division of First National Bank. Mr. Parilla began his career in finance with Morgan Stanley and has been an investment broker over the last decade. Mr. Parilla received his B.A. in Economics from Mercyhurst College in Erie, Pennsylvania.

There are no family relationships among the directors or executive officers of DVS.

Item 11. Executive Compensation

The information required by this item is included under the caption "Proposal One - Election of Directors - Director Compensation" and "Executive Officer Compensation" in the 2005 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under the caption "Security Ownership of Principal Stockholders and Management" in the 2005 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included under the caption "Transactions with Management" in the 2005 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is included under the caption "Proposal Three - Ratification of Appointment of Independent Auditors" in the 2005 Proxy Statement and its incorporated by reference.

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

(b) Exhibits

See Exhibit Index.

DIGITAL VIDEO SYSTEMS, INC.

Index To Consolidated Financial Statements

Report of Stonefield Josephson, Inc. Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Digital Video Systems, Inc.

We have audited the accompanying consolidated balance sheets of Digital Video Systems, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2004. Our audit also included the financial statement schedule listed at Item 15(a)(2). The consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the related consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with audit standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Video Systems, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency and deficit in stockholders' equity, that raise substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.

San Francisco, California
April 11, 2005

Report of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Digital Video Systems, Inc.

We have audited the accompanying consolidated balance sheet of Digital Video Systems, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. Our audit also included the financial statement schedule listed at Item 15(a)(2). The consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Video Systems, Inc. and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Burr, Pilger & Mayer LLP

Palo Alto, California
March 29, 2004

DIGITAL VIDEO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

                                                                                                                       December 31,
                                                                                                                  ----------------------
                                                                                                                     2004        2003
                                                                                                                  ----------  ----------
                                                     ASSETS
Current assets:
   Cash and cash equivalents ................................................................................... $    3,359  $    6,444
   Restricted cash .............................................................................................      7,524       6,186
   Marketable securities .......................................................................................        166         423
   Accounts receivable, less allowance for doubtful accounts of $935 and $480 for 2004 and 2003, respectively ..      3,168       2,045
   Accounts receivable - related party .........................................................................      1,395       3,176
   Inventories .................................................................................................     10,040      24,645
   Prepaid expenses and other current assets ...................................................................      1,526       2,081
   Note receivable - related party .............................................................................        341         732
                                                                                                                  ----------  ----------
      Total current assets .....................................................................................     27,519      45,732
Property and equipment, net ....................................................................................     10,877      12,639
Intangibles ....................................................................................................         84         335
Other assets ...................................................................................................        803          65
                                                                                                                  ----------  ----------
      Total assets ............................................................................................. $   39,283  $   58,771
                                                                                                                  ==========  ==========

                                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Line of credit .............................................................................................. $   14,250  $   26,051
   Notes payable bank...........................................................................................      3,604       3,603
   Notes payable - related party ...............................................................................         --          60
   Accounts payable ............................................................................................     10,467      12,529
   Accounts payable - related party ............................................................................        245         524
   Accrued liabilities .........................................................................................      6,124       1,953
                                                                                                                  ----------  ----------
      Total current liabilities ................................................................................     34,690      44,720
Long-term debt .................................................................................................        238          --
                                                                                                                  ----------  ----------
      Total liabilities ........................................................................................     34,928      44,720
                                                                                                                  ----------  ----------
Minority interest ..............................................................................................      4,666       8,186
                                                                                                                  ----------  ----------
Commitments and contingencies (Note 11)

Stockholders'(deficit) equity:
   Preferred stock, $0.0001 par value, 5,000,000 shares authorized;
       2,738,765 shares issued and outstanding at December 31, 2004.............................................         --          --
   Common stock, $0.0001 par value, 30,000,000 shares authorized; 1,220,794 and 888,109 shares
       issued and outstanding at December 31, 2004 and 2003, respectively ......................................          1           1
   Additional paid-in capital ..................................................................................     83,426      77,650
   Accumulated deficit .........................................................................................    (86,406)    (73,306)
   Accumulated other comprehensive income ......................................................................      2,668       1,521
   Deferred compensation .......................................................................................         --          (1)
                                                                                                                  ----------  ----------
      Total stockholders'(deficit) equity ......................................................................       (311)      5,865
                                                                                                                  ----------  ----------
      Total liabilities and stockholders' equity ............................................................... $   39,283  $   58,771
                                                                                                                  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL VIDEO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                          Year Ended December 31,
                                                                     -------------------------------
                                                                       2004       2003       2002
                                                                     ---------  ---------  ---------
Net revenue ....................................................... $  87,200  $  89,133  $ 157,214
Cost of revenue ...................................................    82,328     85,545    145,929
                                                                     ---------  ---------  ---------
    Gross profit ..................................................     4,872      3,588     11,285
                                                                     ---------  ---------  ---------
Operating expenses:
  Research and development ........................................     5,628      5,769      3,043
  Sales and marketing .............................................     3,841      2,684      2,907
  General and administrative ......................................     8,452      7,276      7,054
                                                                     ---------  ---------  ---------
    Total operating expenses ......................................    17,921     15,729     13,004
                                                                     ---------  ---------  ---------
    Loss from operations ..........................................   (13,049)   (12,141)    (1,719)
Other income (expenses):
Interest expense ..................................................    (1,056)    (1,048)    (2,050)
Other income (expense)(principally litigation settlement in 2004)..    (3,548)        96       (213)
                                                                     ---------  ---------  ---------
    Loss before minority interest and income
        tax (benefit) provision ...................................   (17,653)   (13,093)    (3,982)
Provision for (benefit from) income taxes .........................        --        196        (33)
                                                                     ---------  ---------  ---------
    Loss before minority interest .................................   (17,653)   (13,289)    (3,949)
Minority interest  ................................................     4,583      4,944        958
                                                                     ---------  ---------  ---------
    Net loss....................................................... $ (13,070) $  (8,345) $  (2,991)
                                                                     =========  =========  =========
Dividends on preferred stock.......................................        30         --         --
                                                                     ---------  ---------  ---------
    Net loss available to common stockholders...................... $ (13,100) $  (8,345) $  (2,991)
                                                                     =========  =========  =========

Basic and diluted net loss per share .............................. $  (12.51) $  (11.48) $   (5.00)

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL VIDEO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

                                                                                                                                           Accumulated
                                                                                                                                              Other
                                                                                                                                             Compre-
                                                                     Preferred Stock        Common Stock        Additional                   hensive      Deferred
                                                                  ---------------------- ---------------------    Paid-in    Accumulated     Income        Compen-
                                                                    Shares      Amount     Shares      Amount     Capital      Deficit       (Loss)        sation        Total
                                                                  ----------  ---------- -----------  --------  -----------  -----------  -------------  -----------  ------------
Balance at December 31, 2001  ...................................        --  $       --     589,925  $      1  $    71,350  $   (61,970) $        (210) $       (60) $      9,111
Comprehensive income (loss):
   Net loss .....................................................        --          --          --        --           --       (2,991)            --           --        (2,991)
   Translation adjustment .......................................        --          --          --        --           --           --          1,667           --         1,667
                                                                                                                                                                      ------------
Comprehensive loss...............................................                                                                                                          (1,324)
Exercise of common stock options ................................        --          --       5,000        --          166           --             --           --           166
Issuance of common stock ........................................        --          --       3,000        --           45           --             --           --            45
Amortization of deferred compensation ...........................        --          --          --        --           --           --             --           40            40
Gain on sale of subsidiary common stock .........................        --          --          --        --        1,177           --             --           --         1,177
Issuance of common stock for services
   and in settlement of legal obligations .......................        --          --      14,430        --          424           --             --           --           424
Escrow stock returned to capital ................................        --          --       6,000        --          172           --             --           --           172
                                                                  ----------  ---------- -----------  --------  -----------  -----------  -------------  -----------  ------------
Balance at December 31, 2002  ...................................        --          --     618,356         1       73,334      (64,961)         1,457          (20)        9,811
Comprehensive income (loss):
   Net loss .....................................................        --          --          --        --           --       (8,345)            --           --        (8,345)
   Translation adjustment .......................................        --          --          --        --           --           --             64           --            64
                                                                                                                                                                      ------------
Comprehensive loss...............................................                                                                                                          (8,281)
Exercise of common stock warrants ...............................        --          --      33,097        --          446           --             --           --           446
Issuance of common stock ........................................        --          --     115,722        --        1,474           --             --           --         1,474
Issuance of common stock upon conversion of bridge loans ........        --          --      18,643        --          261           --             --           --           261
Amortization of deferred compensation ...........................        --          --          --        --           --           --             --           19            19
Issuance of common stock for services
   and in settlement of legal obligations .......................        --          --      49,422        --          961           --             --           --           961
Issuance of common stock in settlement of accounts payable ......        --          --      52,870        --          957           --             --           --           957
Fair value of common stock warrants issued to non-employees .....        --          --          --        --          217           --             --           --           217
                                                                  ----------  ---------- -----------  --------  -----------  -----------  -------------  -----------  ------------
Balance at December 31, 2003  ...................................        --          --     888,109         1       77,650      (73,306)         1,521           (1)        5,865
Comprehensive income (loss):
   Net loss .....................................................        --          --          --        --           --      (13,070)            --           --       (13,070)
   Translation adjustment .......................................        --          --          --        --           --           --          1,147           --         1,147
                                                                                                                                                                      ------------
Comprehensive loss...............................................                                                                                                         (11,923)
Dividends on preferred stock.....................................        --          --          --        --           --          (30)            --           --           (30)
Exercise of common stock warrants ...............................        --          --      53,186        --          636           --             --           --           636
Exercise of convertible preferred stock warrants ................   738,768          --          --        --          451           --             --           --           451
Issuance of common stock ........................................        --          --     121,212        --        2,035           --             --           --         2,035
Issuance of warrants with notes payable .........................        --          --          --        --           83           --             --           --            83
Preferred stock converted to common stock........................  (478,689)         --      47,869        --           --           --             --           --            --
Issuance of convertible preferred stock and attached warrants.... 2,478,686          --          --        --        1,422           --             --           --         1,422
Amortization of deferred compensation ...........................        --          --          --        --           --           --             --            1             1
Issuance of common stock for services
   and in settlement of legal obligations .......................        --          --      42,956        --          289           --             --           --           289
Issuance of common stock in settlement of accounts payable ......        --          --      67,461        --          525           --             --           --           525
Fair value of common stock warrants issued to non-employees .....        --          --          --        --          335           --             --           --           335
                                                                  ----------  ---------- -----------  --------  -----------  -----------  -------------  -----------  ------------
Balance at December 31, 2004  ................................... 2,738,765  $       --   1,220,794  $      1  $    83,426  $   (86,406) $       2,668  $        --  $       (311)
                                                                  ==========  ========== ===========  ========  ===========  ===========  =============  ===========  ============

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL VIDEO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                      Year Ended December 31,
                                                                                  -------------------------------
                                                                                    2004       2003       2002
                                                                                  ---------  ---------  ---------
Operating activities:
    Net loss available to common stockholders .................................. $ (13,100) $  (8,345) $  (2,991)
    Adjustments to reconcile net loss to net cash provided
        by (used in) operating activities:
        Minority interest ......................................................    (4,583)    (4,944)      (958)
        Depreciation ...........................................................     2,795      2,427      2,344
        Amortization ...........................................................       264        252        251
        Issuance of common stock for service provided ..........................       120         81         --
        Write down of notes receivable .........................................       391        152      1,090
        Allowance for doubtful accounts ........................................      (355)       763         18
        Reserve for inventory ..................................................     2,721        677         82
        Amortization of deferred compensation ..................................         1        104         40
        Extinguishment of accounts payable in connection with legal settlement .       694        334        424
        Stock compensation expense..............................................       335         --         --
        Deferred tax assets ....................................................        --        251         --
        Noncash interest expense ...............................................         7        132         --
        Impairment of goodwill .................................................        --         --        175
        Loss on disposal of fixed assets .......................................        66          1         --
    Changes in operating assets and liabilities:
        Accounts receivable ....................................................      (769)     7,941     (8,632)
        Accounts receivable - related party ....................................     1,781     (3,176)        --
        Inventories ............................................................    11,883        436    (13,954)
        Prepaid expenses and other current assets ..............................       555      1,372      1,101
        Other assets ...........................................................      (738)        (1)       (48)
        Accounts payable .......................................................    (2,062)      (672)     8,627
        Accounts payable - related party .......................................      (279)        90     (1,702)
        Accrued liabilities ....................................................     4,171       (499)      (558)
                                                                                  ---------  ---------  ---------
            Net cash (used in) provided by operating activities ................     3,898     (2,624)   (14,691)
                                                                                  ---------  ---------  ---------
Investing activities:
    Maturities (purchases) of marketable debt securities .......................       257          4        342
    Acquisition of property and equipment ......................................    (1,267)    (4,280)    (3,696)
    Proceeds from the sale of property and equipment ...........................       998        280         --
    Increase in restricted cash ................................................    (1,338)      (278)    (2,672)
                                                                                  ---------  ---------  ---------
            Net cash used in investing activities ..............................    (1,350)    (4,274)    (6,026)
                                                                                  ---------  ---------  ---------
Financing activities:
    Proceeds from the sale of common stocks, net ...............................     2,035      1,428         45
    Proceeds from the exercise of common stock warrants ........................       636        446        166
    Proceeds (repayment) from line of credit ...................................   (11,801)       (35)     9,586
    Dividend on preferred stock ................................................        30         --         --
    Repayment of bank borrowings ...............................................        --         --       (148)
    Proceeds from sale of subsidiary stock .....................................        --         --     10,685
    Proceeds from bridge loans .................................................        --        261         --
    Repayment of notes payable .................................................    (6,661)    (4,220)        --
    Proceeds from redeemable preferred stock and warrants, net..................     1,842         --         --
    Proceeds from issuance of notes payable and warrants........................     6,604      3,660      2,389
    Proceeds from issuance of notes payable and warrants to a stockholder.......       300         --         --
    Repayment of long term debt ................................................        --       (288)    (1,488)
                                                                                  ---------  ---------  ---------
            Net cash (used in) provided by financing activities ................    (7,015)     1,252     21,235
                                                                                  ---------  ---------  ---------
Effect of exchange rate changes ................................................     1,382       (240)     1,667
                                                                                  ---------  ---------  ---------
Net (decrease) increase in cash and cash equivalents ...........................    (3,085)    (5,886)     2,185
Cash and cash equivalents at the beginning of year .............................     6,444     12,330     10,145
                                                                                  ---------  ---------  ---------
Cash and cash equivalents at the end of year ................................... $   3,359  $   6,444  $  12,330
                                                                                  =========  =========  =========

DIGITAL VIDEO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(in thousands)

                                                                                      Year Ended December 31,
                                                                                  -------------------------------
                                                                                    2004       2003       2002
                                                                                  ---------  ---------  ---------
Supplemental disclosures:
    Interest paid .............................................................. $   1,000  $     846  $   1,999
    Taxes paid ................................................................. $      65  $      63  $     516
Supplemental disclosure of non-cash transaction:
    Issuance of common stock in payment of accounts payable..................... $   1,000  $     957  $     172
    Issuance of common stock and warrants for legal settlements ................ $     800  $     880  $      --
    Issuance of common stock for service rendered .............................. $      85  $      81  $     424
    Issuance of common stock upon conversion of bridge loans ................... $     275  $     261  $      --
    Issuance of common stock for other current assets .......................... $      50  $      46  $      --

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

  Liquidity

  The Company has incurred net losses from operations for the last three years and has an accumulated deficit of $86.4 million and a working capital deficit of $7.2 million at December 31, 2004. Management recognizes the need for an additional infusion of cash within the next two quarters. The Company anticipates that it will acquire additional funding and may sell additional shares of its common or preferred stock through private placements or further public offerings, or it may seek additional credit facilities. The sales of additional equity or debt securities may result in additional dilution to existing stockholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights that are senior to existing stockholders and could contain covenants that would restrict operations. Any additional financing may not be available in amounts or on terms acceptable to the Company, if at all.

  We have credit facilities with five Korean banks that have been reduced from a total borrowing limit of $43.8 million at December 31, 2003 to approximately $21.0 million at December 31, 2004. On April 11, 2005, we were notified that the credit lines had been reduced by $3.0 million. These reductions are due to the adverse effects of change in the Korean banking environment, coupled with the lenders' concerns over our losses. These credit lines are subject to significant discretion on the part of the lenders. We also have $3.6 million in loans from a bank in China as of December 31, 2004 that are secured by real estate owned by our joint venture in Shanghai and due in July 2005. There is no assurance that the lenders will continue to extend credit facilities at current or any reduced levels. If the banks were to reduce or terminate these credit facilities, our working capital and our ability to maintain our operations at current or projected levels could be significantly impacted. In particular, the growth of automotive DVD business requires working capital to finance accounts receivable, and our growth in the automotive sector could be severely curtailed without adequate working capital.

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

  Going Concern

  The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  No adjustments have been provided as if the company were unable to continue as a going concern.  Management plans to raise financing through equity sales, to continue to finance its activities.

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

  Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include impairment write-downs of fixed assets and intangibles, the level of accounts receivable and inventory reserves, the valuation allowance for deferred tax assets, stock compensation expense, warranty accruals and the valuation of notes receivable. The Company has identified and established inventory reserves for inventory items which could be surplus to its operational requirements. These estimates could change in the future which could significantly affect the financial statements. Actual results could differ from those estimates.

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

  Cash and Cash Equivalents and Restricted Cash

  Cash and cash equivalents include money market accounts and highly liquid debt instruments with a original maturity of three months or less at the date of purchase. Restricted cash of $7,525 and $6,186, at December 31, 2004 and 2003, respectively, represented by passbook accounts and time deposits for its subsidiary, DVS Korea, are used for collateral related to borrowings and other required deposits.

  As of December 31, 2004 and 2003, the fair value of the cash and cash equivalents, including restricted cash, consisted of cash and money market funds in the amount of $10.9 million and $12.6 million, respectively.

  Revenue Recognition

  Net revenues include product and component sales. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. These criteria are met at the time the product is shipped to the customer. Shipping terms are freight on board shipping point. Returns and discounts on sales are deducted from revenue upon issuance of a credit memo. Returns for products under warranty are repaired and returned to the customer at the Company's cost. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. The Company had a warranty reserve of $0.1 million and $0.1 million at December 31, 2004 and 2003, respectively.

  Shipping and Handling Costs

  The Company includes fees billed to customers for shipping and handling in net revenue. Shipping and handling costs are included in sales and marketing as an operating expense. For the year ended December 31, 2004, 2003, and 2002 these costs were $0.4 million, $0.9 million and $0.6 million, respectively.

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

  Advertising Expense

  Advertising expenditures are charged to operations as incurred and total $0.3 million, $0.0 million and $0.1 million in the years ended December 31, 2004, 2003 and 2002, respectively.

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

  The following table illustrates the effect on net (loss) income and net (loss) income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock based compensation (in thousand, except per share amount.)

  The fair value for each option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

  The weighted average fair value of stock awards (including restricted stock units granted in 2002) granted during 2004, 2003 and 2002 was $10.20, $11.30 and $9.00, respectively.

  The Company accounts for equity instruments issued to non-employees in accordance with the provision of SFAS 123 and EITF No. 96-18, which requires that such equity instruments be recorded at fair value on the measurement date, which is typically the grant date.

  Net Loss per Share

  Net loss per share is presented on a basic and diluted basis, and is computed by dividing net loss by the weighted average number of common shares and equivalent shares outstanding during the period. Common share equivalents consist of warrants and stock options (using the treasury stock method). Under the basic method of calculating net loss per share, equivalent shares are excluded from the computation. Under the diluted method of calculating net loss per share, equivalent shares are excluded from the computation only if their effect is anti-dilutive.

  Accounts receivable

  Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. The Company determines the allowance based on historical write-off experience, current market trends and, for larger accounts, the ability to pay outstanding balances. The Company continually reviews its allowance for doubtful accounts. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectibility. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

  Inventories

  Inventories are stated at the lower of cost (moving average method) or market. The Company has recorded valuation reserves against inventory of $3.8 million and $1.1 million as of December 31, 2004 and 2003, respectively.

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

  Income Taxes

  The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

  Foreign Currency Translation

  The functional currency of the Company's foreign subsidiaries is the local currency. Translation adjustments, which result from the process of translating foreign currency financial statements into U.S. dollars, are included as a component of accumulated other comprehensive income. Transaction gains and losses of $1.1 million and $0.6 million for 2004 and 2003 are included in interest and other income in the accompanying statement of operations. The amounts for 2002 were not considered material.

  Comprehensive Income

  Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss), such as, translation adjustments, unrealized holding gains and losses on available-for-sale marketable securities and certain derivative instruments. The Company's other comprehensive income (loss) is composed of foreign currency translation adjustments.

  Recent Accounting Pronouncements

  In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as requires under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

  In January 2003, the FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns of both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

  In December 2003 the FASB concluded to revise certain elements of FIN 46, which will be issued shortly. The FASB also modified the effective date of FIN 46. For all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise FIN 46 is to be applied for registrants who file under Regulation S-X in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2003. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

  In April, 2003 the FASB issued SFAS No.149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FASB 149 amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities under FASB 133. The Company does not expect the adoption of this pronouncement to have a material impact to the Company's financial position or results of operations.

  In May, 2003 the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It required that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. The provisions of this Statement were effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement did not have a material impact to the Company's financial position or results of operations.

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

  In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

  In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

  In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

  In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions-FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction of Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

  Inventories

  Inventories consisted of the following at December 31, 2004 and 2003 (in thousands):

                                                                   2004        2003
                                                                ----------  ----------
Raw materials ................................................ $    9,200  $   16,716
Work-in-process ..............................................      3,114       2,892
Finished goods ...............................................      1,534       6,124
                                                                ----------  ----------
Total inventories ............................................     13,848      25,732
Less inventory reserves ......................................     (3,808)     (1,087)
                                                                ----------  ----------
Net inventories .............................................. $   10,040  $   24,645
                                                                ==========  ==========

  Property and Equipment

  Property and equipment consisted of the following at December 31, 2004 and 2003 (in thousands):

                                                                   2004        2003
                                                                ----------  ----------
Building and leasehold improvements .......................... $    5,642  $    6,034
Machinery and computer equipment .............................     14,804      12,290
Furniture and fixtures .......................................      1,106       1,328
                                                                ----------  ----------
Total property and equipment .................................     21,552      19,652
Accumulated depreciation .....................................    (10,675)     (7,013)
                                                                ----------  ----------
Net property and equipment ................................... $   10,877  $   12,639
                                                                ==========  ==========

  Depreciation expense totaled $2.8 million, $2.4 million and $2.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

  Intangible Assets

  Intangible assets (patents) consisted of the following at December 31, 2004 and 2003 (in thousands):

                                                                   2004        2003
                                                                ----------  ----------
Intangible assets of acquired businesses ..................... $    2,400  $    2,400
Less: accumulated amortization ...............................     (2,316)     (2,065)
                                                                ----------  ----------
                                                               $       84  $      335
                                                                ==========  ==========

  Amortization expense totaled $0.3 million, $0.3 million and $0.3 for the years ended December 31, 2004, 2003 and 2002.

  During 2002, the Company recognized an impairment charge of $0.2 million for the remaining book value of goodwill.

  Intangible assets will be amortized on a straight-line basis over their estimated useful lives of three to seven years. The intangibles-developed technology acquired was determined during fiscal year March 31, 2000 to provide future product developments in the coming years. Thus, the estimated useful life of the amortization period was changed effective July 1, 1999 from three to seven years. The aggregate amortization expense of intangibles over their remaining life is as follows (in thousands):

                                                                  Amount
                                                                ----------
2005 ......................................................... $       84

  Note Receivable-Related Party

  On September 30, 1999, the Company entered into an Asset Purchase and Option Agreement (the "Agreement") with OPLI, a related party. Pursuant to the Agreement, the Company sold the assets used in its digital video business, which are comprised of the ad insertion business and the video on demand businesses (the "Purchased Assets") to OPLI.

  The purchase prices for the Purchased Assets and for the Option (described below) was $3.5 million with the purchased asset valued at $2.7 million and the Option at $0.8 million. The purchase price was paid by delivery of a promissory note in the principal amount of $3.4 million (the "Note"). Principal on the Note was payable in 36 equal monthly installments commencing on October 31, 1999. The unpaid principal balance of the Note bears interest at an annual rate of 7%. The Note was originally secured by a first priority security interest in favor of the Company in the Purchased Assets and a first priority pledge in favor of the Company of 987,500 shares of common stock of the Company owned by OPLI.

  Pursuant to the terms of the Agreement, OPLI purchased the option (the "Option") to acquire 212,000 shares (the "Option Shares") of the common stock of DVS Korea Ltd., a corporation organized under the laws of the Republic of Korea and at that time was a wholly owned subsidiary of the Company (DVS Korea). The Option Shares constituted 20% of the issued and outstanding shares of capital stock of DVS Korea. The Option was exercisable in whole or in part, for an aggregate exercise price of $0.5 million payable in cash upon exercise of the Option.

  The sale of the Purchased Assets and the Option was recorded as a note receivable. The purchased assets were written off the books as of March 31, 1999 as part of a restructuring. As a result, no book value for these assets existed as of the date of the transaction. The gain of $2.7 million for the sale of the purchased assets has been recognized as other income in the fiscal year ending March 31, 2000.

  OPLI exercised its right to acquire the Option Shares in November 1999. The book value of the Option Shares at that time was $0.8 million. The sale of the Option for $0.8 million and the proceeds of $0.5 million for exercising the Option resulted in a gain for the sale of the Option Shares. This gain has been recognized as other income in the fiscal year ending March 31, 2000.

  At December 31, 2001, the OPLI note receivable outstanding was at $2.0 million and was in default. Payment in arrears totaled $1.0 million. The shares of the Company's common stock purchased in 1998 plus the assets acquired, giving rise to the note receivable, have been pledged and secured. Some shares of common stock of OPLI shareholders pledged are in the possession of the Company and at December 31, 2001 had a market value that equaled approximately the outstanding balance due on the note receivable.

  DVS provided OPLI with Notice of Default on October 2, 2002. OPLI failed to cure its default under the note within 10 days of the Notice. On October 17, 2002, the Company gave Notice to OPLI declaring all amounts due under the promissory note.

  During February 2003, the market value of common stock of OPLI shareholders held by the Company had a market value of approximately $0.9 million resulting in an adjustment to the reserve requirement of $1.1 million. The total reserve at December 31, 2002 was $1.1 million.

  During December 31, 2003, the market value of common stock of OPLI shareholders held by the Company had a net market value of approximately $0.7 million, resulting in a $.1 million adjustment to the reserve requirement during 2003.  The total reserve at December 31, 2003 was $1.2 million.

  During December 31, 2004, the market value of common stock of OPLI shareholders held by the Company have a net market value of approximate $0.3 million, resulting in a $.4 million adjustment to the reserve requirement during 2004. The total reserve at December 31, 2004 is $1.6 million.

  The Company does not record any interest on the impaired note.

  Warranty Accrual

  The Company generally warrants its products for a specific period of time against material defects. The Company provides for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts which fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. The following table reflects the change in the Company's warranty accrual during each of the three periods ended December 31, 2004 (in thousands):

                                                                   2004        2003        2002
                                                                ----------  ----------  ----------
Warranty accrual, beginning of year........................... $       54  $      130  $      335
    Additions.................................................         65          --          53
    Subtractions..............................................        (91)        (76)       (258)
                                                                ----------  ----------  ----------
Warranty accrual, end of year................................. $       28  $       54  $      130
                                                                ==========  ==========  ==========

  Line of Credit

  The Company has lines of credit with five Korean banks with borrowing limits varying from $2.0 million to $8.6 million. The total borrowing limit as of December 31, 2004 was $21.0 million. Borrowings under these lines of credit incur interest at rates between 0.67% to 9.69%, with an approximate weighted average of 4.3%, 5.8% and 5.0% during 2004, 2003 and 2002 respectively. The borrowings are guaranteed up to $0.9 by the Korea Credit Guarantee fund. The expiration date for these lines of credit have been extended to between March and October 2005. On April 11, 2005 the credit lines were reduced by $3 million to $18 million. These reductions are due to the adverse effects of change in the Korean banking environment, coupled with the lenders' concerns over our losses. These credit lines are subject to significant discretion on the part of the lenders. Cash and cash equivalent deposits of approximately $7.5 million are restricted as collateral for lines of credit, and a facility in Korea is used as collateral for one of the banks.

  The provisions of these lines of credit contain no covenants related to the maintenance of working capital or other financial ratios. As of December 31, 2004, the Company owed a total of $14.3 million on the lines of credit and the amount is due as the lines expire.

  As of February 28 2005, borrowing limits were $ 21.4 million and the expiration dates have been extended to March and October, 2005. On April 11, 2005 we were notified that the credit lines had been reduced by $3.0 million. These reductions are due to the adverse effects of change in the Korean banking environment, coupled with the lenders' concerns over our losses. These credit lines are subject to significant discretion on the part of the lenders.

  Notes Payable

  In July 2004, the Company obtained two loans with a Chinese bank for $1.8 million each. The loans are collateralized by the joint venture's building in China and have a one-year term with interest at LIBOR plus 0.7%. The Company had notes payable from Shanghai Bank in the amount of $3.6 million at December 31, 2003. These notes had interest at rates between 1.78% to 2.035%, were collateralized by the joint venture building in China and were repaid in May 2004. The notes required that the Company maintain certain minimum inventory levels as collateral for the loans. Other demand notes payable of $0.1 million at December 31, 2003 bear interest at a rate of 10% per annum. The average interest rates on the notes payable were approximately 3%, 2% and 2% for the years ended December 31, 2004, 2003 and 2002, respectively.

  Notes Payable - Related Parties

  At December 31, 2003, the Company had notes payable due to two directors of the Company. Both note amounts were a total of $0.1 million, had interest between 5% and 10% and were due on demand. The Company repaid both of these notes in March 2004.

  Long-term Debt

  Long-term debt at December 31, 2004 consisted of the following (in thousands):

                                                                             2004
                                                                          ----------
Unsecured note payable due to Empire Capital, a stockholder, with
   interest rate of 8%, due on September 20, 2006 ...................... $      237
Note payable to ICICI Bank toward the purchase of motor vehicle.........          3
Less current portion ...................................................         (2)
                                                                          ----------
Total long-term debt ................................................... $      238
                                                                          ==========

  Commitments and Contingencies

  Commitments

  The Company leases its facilities and certain office equipment under non-cancelable leases that require the Company to pay operating costs, including property taxes, insurance and maintenance. Future minimum lease payments under these operating leases at December 31, 2004 are as follows (in thousands):

                                                                            Amount
                                                                          ----------
2005 ................................................................... $      565
2006 ...................................................................        234
2007 ...................................................................         15
2008 ...................................................................         15
2009 ...................................................................         15
Thereafter .............................................................        193
                                                                          ----------
                                                                         $    1,037
                                                                          ==========

  Rent expense charged to operations was approximately $0.5 million, $0.5 million and $0.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

  DVS Korea has a license agreement with Phillips which requires payment of a $3.50 royalty on each "after-the-agreement" sale of a DVD player.

  Minority Interest

  During the year ended December 31, 2001, the Company increased its investment in DVS Korea by acquiring an additional 127,000 shares, raising its ownership in DVS Korea to 82%. Subsequently employees of DVS Korea were issued 121,000 shares in satisfaction of outstanding loans to the Company, thereby reducing the Company's ownership in DVS Korea to 74.6%. In September 2002, DVS Korea went public on the KOSDAQ Exchange issuing 6,000,000 of its common stock to the Korean public and reducing the Company's ownership in DVS Korea to 51.4%. At December 31, 2002, the Company also held a 10% ownership interest in a Joint Venture in China with DVS Korea holding a 51% interest and the remaining 39% held by the Chinese partner. The sale of the 23.2% interest in DVS Korea resulted in a gain from the sale of subsidiary common stock of $1.2 million which was reflected in additional paid-in capital at December 31, 2002.

  Pending Litigation

  We are from time to time a party to various legal proceedings arising in the ordinary course of our business. The outcome of any pending legal matters may have a material adverse effect on our business, operating results or financial condition.

  On June 24, 2002, the Company filed a lawsuit in the Superior Court of California, County of Santa Clara, against Mali Kuo, Michael Chen and Meng Tek Ung, former officers, directors and employees of the Company. Subsequently, former employees D.K. Lu and Jia-Hong Zang were added as defendants. Our lawsuit included causes of action for breach of fiduciary duties, negligent performance of employment duties and breach of employment contracts. The defendants filed cross claims against us seeking compensation they allege is due to them under their employment agreements. In 2002, we had established a reserve of $0.7 million for wages and expenses related to the compensation claims of Mali Kuo and the other former employees. In December 2004 and January 2005, we settled all claims with Michael Chen, D.K. Lu and Ming Tek Ung for 47,739 shares of common stock, warrants to acquire 7,189 shares of common stock and $58,750 in cash payments. The aggregate value of these settlements is $0.3 million.

  On February 1, 2005, the jury in our lawsuit against Mali Kuo rendered a verdict against us finding that Ms. Kuo had a series of binding agreements with us and that she was entitled to approximately $2,670,000. On February 4, 2005, the judge entered the verdict, but stayed its enforcement for 70 days. On March 7 and 8, 2005, the judge heard our motions for a new trial, a judgment notwithstanding the verdict ("JNOV") and equitable estoppel and on April 4, 2005 the court denied the motions. The Company then filed an appeal on April 5, 2005. On April 7, 2005, Ms. Kuo sought attorney's fees, costs, and prejudgment interest in the amount of $2,518,000 approximately. After arguments the judge ruled that Ms. Kuo was only entitled to $750,000 in attorney's fees costs and prejudgment interest. On April 7, 2005 the court entered the judgment totaling $3,420,000 including all fees, costs and interest, which was accrued. The entire liability has been accrued as of December 31, 2004, including a reserve of $0.4 million previously entered in 2002.

  In August 2004, we filed a lawsuit against Oregon Power Lending Institute ("OPLI") in the Superior Court of California, County of Santa Clara, seeking to collect on a promissory note issued by OPLI (the "OPLI Note") in connection with the purchase of certain assets of the Company. The face amount of the OPLI Note was $3.45 million, and it was secured by a pledge of 86,250 shares of our common stock. After making payments on the OPLI Note, OPLI stopped payments, leaving a balance outstanding of approximately $1,974,000. The Company seeks collection of the note and accrued interest which totals $1,974,000. The note is carried on the books at the market value of the collateral which was $341,000 as of December 31, 2004.

  On October 29, 2004, we were named in a lawsuit filed by IDVD, Inc. in the Superior Court of California, County of Santa Clara, alleging that the OPLI Note had been assigned by DVS to IDVD as partial consideration for the purchase of a Chinese subsidiary of IDVD by DVS. IDVD is seeking the sum of $2.51 million, which it asserts is owed by DVS in connection with the purchase of its Chinese subsidiary. The Company vigorously disputes the allegations, and we allege that the purported purchase agreement was never authorized by our board of directors, the purchase was never consummated under the laws of the Peoples Republic of China and that IDVD did not own the subsidiary at the time of the alleged sale to DVS and, as a consequence, IDVD has no standing to bring the lawsuit. We also believe that our former CEO, Mali Kuo, was a director, officer, employee or otherwise connected with IDVD, that Ms. Kuo had no authority to bind the Company and that she breached her duty of loyalty by having IDVD enter into the purchase agreement with DVS. On February 1, 2005, the jury in the wage case found that Ms. Kuo had violated her fiduciary duty to DVS in connection with the assignment of the OPLI Note to IDVD, by virtue of her being a principal of IDVD while serving as an officer and director of DVS. Management does not believe that any material liability will result from this matter.

  In March 2004, the former CEO of our Korean subsidiary, DVSK, obtained in Korea an ex-parte writ of attachment on approximately $1 million of the stock we own in DVSK. The former CEO sought the writ of attachment based on claims for his salary for the remaining term of his employment agreement with DVSK and severance payments allegedly due to him. We deny any obligation for DVSK or the Company to pay such salaries or severance to the former CEO. In October 2004, we initiated a legal action to cancel the writ of attachment. On March 29, 2005, the Seoul High Court cancelled the attachment. The former CEO may file a last appeal to the Supreme Court within 14 days after receipt of the court written decision.  We are not aware at this time whether the former CEO will appeal or commence any legal action for the claimed severance payments in connection with this writ of attachment. Management does not believe that any material liability will result from this matter.

  On February 17, 2005, Kent Yu filed a lawsuit against the Company and DVS Korea in the Superior Court of California, County of Santa Clara. Mr. Yu alleges that he is the assignee of the equipment which has been allegedly sold by OPLI (who has been sued by the Company for non payment of the note) to DVS Korea in December 2000 for $600,000 and had not received payment. The Company has presented evidence of this transaction to the attorneys for Mr. Yu of timely payment of $600,000 by DVS Korea and denies any liability or further obligation.

  The Company has been named as a defendant in several other lawsuits in the normal course of its business. Management currently does not believe that the liabilities, if any, resulting from these matters will have a material effect on the consolidated financial statements of the Company.

  Income Taxes

  The components of loss before provision for (benefit from) income taxes were as follows (in thousands):

                                                                                Year Ended December 31,
                                                                          ----------------------------------
                                                                             2004        2003        2002
                                                                          ----------  ----------  ----------
Domestic ............................................................... $   (7,089) $   (3,540) $   (2,518)
Foreign ................................................................     (5,981)     (4,805)       (473)
                                                                          ----------  ----------  ----------
Total .................................................................. $  (13,070) $   (8,345) $   (2,991)
                                                                          ==========  ==========  ==========

  There was no benefit from income taxes in the year ended December 31, 2004 due to the full valuation allowance recorded against deferred tax assets. The provision for income taxes in the year ended December 31, 2003 of $0.2 million relates to the full valuation allowance recorded against the deferred tax assets in the current year, some of which were not reserved at December 31, 2002. The provision for income taxes in the year ended December 31, 2002 was comprised of state taxes of $0.0 million and foreign tax credits of $0.1 million.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at December 31, 2004 and 2003 are as follows (in thousands):

                                                                             2004        2003
                                                                          ----------  ----------
Deferred tax assets:
Net operating loss carryforwards ....................................... $   14,765  $   11,852
Foreign net operating loss carryforwards ...............................      3,771       1,314
Foreign net- Other .....................................................        844          --
Reserves and other accrued expenses ....................................       (362)        137
Depreciation timing differences ........................................        242          95
                                                                          ----------  ----------
Total deferred assets ..................................................     19,260      13,398
Valuation allowance for deferred tax assets ............................    (19,260)    (13,398)
                                                                          ----------  ----------
Net deferred tax assets ................................................ $       --  $       --
                                                                          ==========  ==========

  The increase in the valuation allowance for deferred taxes for the year ended December 31, 2004 and 2003 was $5.9 million and $3.5 million, respectively. The decrease in the valuation allowance for deferred taxes for the year ended December 31, 2002, was $8.2 million.

  The Company has federal net operating loss carryforwards as of December 31, 2004 of approximately $37.9 million, $12.0 million of state net operating loss carryforwards net of limitations and $13.9 million of Korean net operating loss carryforwards expiring as follows (in thousands):

Expiration Date     Federal        California        Korea
---------------  --------------  ---------------  ------------
     2005       $           --  $            -- $         643
     2006                   --               --           384
     2008                   --               --         5,427
     2009                  552              417         7,466
     2010                2,811               --            --
     2011                1,324            1,693            --
     2012                5,808               33            --
     2013                  954            4,812            --
     2014                   --            5,008            --
     2019                5,724               --            --
     2020                5,131               --            --
     2021                4,882               --            --
     2022                  830               --            --
     2023                3,543               --            --
     2024                6,338               --            --
                 --------------  ---------------  ------------
                $       37,897  $        11,963  $     13,920
                 ==============  ===============  ============

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

  Under Korean tax regulations the Company's Korean subsidiary is allowed a foreign investment exemption, currently 51.4% of taxable income, for 7 years from the taxable year after the year in which the Korean subsidiary first recognize taxable income, which was fiscal 2000. The Korean subsidiary is then allowed an additional three-year exemption at 50% of its foreign investment ratio. The Company's Korean subsidiary had a tax loss for the years ended December 31, 2004, 2003 and 2002 as such received no benefit from the foreign tax exemption in the current year.

  Under Chinese tax regulations the Company's Chinese joint venture is entitled to two years of complete tax exemption followed by three years of 50% tax reduction, commencing from the first profit making year net of losses carried forward. The Chinese Joint Venture is in tax loss position for the years ended December 31, 2004, 2003 and 2002 and as such has received no benefit from the foreign tax exemption.

  Net Loss Per Share

  The computation of net loss per share was as follows (in thousands):

                                                                                Year Ended December 31,
                                                                        ----------------------------------
                                                                           2004        2003        2002
                                                                        ----------  ----------  ----------
Net loss available to common stockholders  ........................... $  (13,100) $   (8,345) $   (2,991)
                                                                        ==========  ==========  ==========

Weighted average common shares outstanding ...........................      1,072         748         598
Weighted average unvested restricted stock ...........................        (25)        (21)         --
                                                                        ----------  ----------  ----------
Weighted average common shares outstanding - basic                          1,047         727         598
Effect of dilutive stock options and warrants ........................         --          --          --
                                                                        ----------  ----------  ----------
Weighted average common shares and equivalents outstanding - diluted .      1,047         727         598
                                                                        ==========  ==========  ==========

Basic and diluted net (loss) per share ............................... $   (12.51) $   (11.48) $    (5.00)

  At December 31, 2004, 2003, and 2002, 569,478, 477,395 and 258,332 options and other warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. At December 31, 2004 and 2003, there were 25,000 and 21,000 shares of restricted common stock outstanding respectively.

  Stockholders' Equity

  Common Stock

  Unless the context otherwise indicates, all share and per share common stock information in this Annual Report reflects a 1-for-10 reverse stock split of the common stock effective on February 9, 2005. In the following discussion, the common shares are post split and the amount of common stock into which the shares of preferred stock is convertible is adjusted to one common share per 10 preferred shares.

  During 2002, the Company completed a stock exchange of 20,430 shares for debt and services rendered. Additionally the Company completed a small private placement of 3,000 common shares. The invested amount was $0.1 million. Options exercised during 2002 were 5,000 shares valued at $0.2 million.

  During 2003, the Company completed private placements totaling 115,721 common shares and completed a stock exchange of 71,512 shares for debt and services. Additionally shares issued in settlements of legal obligations and for services provided totaled 49,422. Warrants exercised during 2003 were 33,097 shares for $0.5 million. No options were exercised.

  In January 2004, the Company sold 121,212 shares of its common stock to a group of purchasers for $16.50 per share. The gross proceeds were approximately $2.0 million. The proceeds are being used for general corporate purposes and the initial funding of DVS Electronics, Pvt. Ltd., ("DVSE"), the Company's subsidiary in India which was formed in 2003.

  In April 2004, investors exercised outstanding warrants for 53,186 shares of common stock resulting in net proceeds of approximately $0.6 million. The warrants were originally issued in a July 2003 financing and were temporarily repriced to $12.50 per share from the original exercise price of $28.00 in order to induce the exercise. The Company has used the proceeds from the warrant exercise for general corporate purposes. In connection with the warrant repricing the Company incurred a warrant modification charge of $0.2 million in the second quarter of 2004.

  In July 2004, the Company reached a settlement concerning legal fees owed to a law firm by issuing 33,500 shares of its common stock. The stock had a fair market value on the settlement date of $0.3 million, resulting in a $0.3 million gain on the settlement. In September and October 2004, the Company issued 11,961 shares of common stock to the same law firm as payment of $0.1 million due the law firm. In September 2004, the Company issued 22,000 shares of common stock to another of the Company's law firms as partial payment of amounts due the law firm. The Company extinguished $0.1 million of legal fees owed to the law firm based on a fair market value of $6.30 per share on the date of issuance. The Company and the law firm have agreed to adjust the number of shares as of the effective date of a registration statement covering the resale of the shares so that the aggregate fair market value of the shares issued as of that date equals the $0.2 million obligation due the law firm as per the agreement. In November 2004, the Company issued an aggregate of 35,246 shares of its common stock and warrants to purchase an additional 7,189 shares of its common stock to two former employees of the Company in settlement of all claims relating to litigation for claimed compensation earned in prior years. The aggregate value of this settlement was $0.2 million, and because accrual for this liability had been entered in 2002 there was no P&L effect in 2004 for this transaction.

  Preferred Stock

  In September 2004, the Company entered into an agreement with the owner of 550,000 common shares of DVS Korea Co. Ltd., the Company's principal subsidiary ("DVSK"). The 550,000 shares represented a 2.62% ownership interest in DVSK. Under the terms of the agreement, the investor transferred its entire interest in DVSK to the Company in exchange for 396,722 shares of the Company's 8% Series C Convertible Preferred Stock and warrants to purchase an additional 198,361 shares of its common stock. The Company's ownership interest in DVSK increased from 51.14% to 53.76% as a result of the exchange. The Warrants are exercisable for five years at $0.66 per share. The conversion rights of the Series C Preferred were subject to stockholder approval, which was obtained at the Annual Meeting of Stockholder's held on November 18, 2004. In connection with the purchase, the Company incurred a loss of $0.1 million. In December 2004, the owner reported to the Company that they were unable to transfer the shares to the Company. Instead, the owner sold the DVSK shares on the Kosdaq market and remitted the $0.2 million of proceeds to the Company. Accordingly, the Company's ownership interest in DVSK reverted back to 51.14%. In December 2004 the 396,722 shares of the company's 8% series C convertible preferred were converted to 39,672 shares of the company's common stock.

  In September 2004, the Company raised approximately $1.1 million in net proceeds. In connection with this transaction, it issued 2,081,964 shares of 8% Series C Convertible Preferred Stock and 1,040,979 Class A Warrants to purchase shares of common stock. In addition, the investors received warrants entitling them to purchase an additional 50% of the number of Series C Preferred Stock and Class A Warrants they originally purchased, which warrants are exercisable for the ten-day period following the effective date of the registration statement covering these shares (the "Green Shoe Warrants"). The Class A Warrants are exercisable for five years at an exercise price of $0.61, subject to adjustment. In the event any Preferred Stock remains outstanding on September 20, 2007, the Company will issue a five-year Class B warrant for 50% of the number of shares into which the then-outstanding Preferred Stock is then convertible, also exercisable at $0.61 per share. The Preferred Stock will automatically convert into common stock in the event the Company's common stock trades at or above $12.20 per share for 20 consecutive trading days. The Company may redeem the Preferred Stock at various prices beginning at $.82 per share and at decreasing prices thereafter. The Series C Preferred Stock is nonvoting and nonconvertible until stockholder approval, and the Class A Warrants are not exercisable unless the stockholders approve of the conversion and exercise rights. The conversion and exercise rights of the Securities were obtained at the Company's annual stockholders meeting on November 18, 2004. In connection with the warrants issued on this financing, the Company incurred $0.5 million for the beneficial conversion feature which amount will be accreted as a preferred stock dividend using the interest method over the life of the instrument.

  In December 2004, DVS sold 738,768 shares of its 8% Series C convertible preferred stock (the "Preferred Stock") and 369,383 Class A warrants (the "Class A Warrants") (collectively, the Preferred Stock and Class A Warrants are referred to as the "Units" or the "Securities") in a private transaction when a total of six accredited investors exercised their "green shoe warrants" that had been issued as part of the September 20, 2004 private placement. Each Unit consisted of one share of Preferred Stock and 50% warrant coverage.. The consideration paid for the Securities was $0.61 per Unit (the "Purchase Price"), for aggregate gross proceeds of $450,648 to DVS. The Class A Warrants are exercisable for five years at an exercise price of $0.61, subject to adjustment. In the event any Preferred Stock remains outstanding on September 20, 2007, DVS will issue a five-year Class B warrant for 50% of the number of shares of common stock into which the then-outstanding Preferred Stock is then convertible, also exercisable at $0.61 per share. The Preferred Stock will automatically convert into common stock in the event DVS' common stock trades at or above 200% of the $6.10 Purchase Price for 20 consecutive trading days. DVS may redeem the Preferred Stock at various prices beginning at 135% of the Purchase Price and at decreasing prices thereafter.

  Escrowed Securities

  All common shares and options to purchase common stock previously held in escrow were returned to capital at July 15, 2001. Shares returned to capital totaled 111,614 common shares. These shares were placed in escrow in 1996 through 1997 and their release was subject to certain performance criteria, not met, and any shares not released to be forfeited on July 15, 2001. No shares were released.

  Directors Stock Plan

  The Company's stock option plan for its directors provide for the granting of non-statutory stock option to each non-employee directors at an exercise price equaling 100% of market price at date of grant. Options vest 25% every six (6) months from date of grant. Each non-employee director was granted 3,000 options effective with the adoption of the 2002 Director Option Plan on May 24, 2002. Each subsequent January 1st each non-employee director who has served for at least six months will receive an additional grant of 1,000 shares. Under the 2002 Director Option Plan, options granted are exercisable over a maximum term of ten years from the date of grant and are subject to various restrictions. No expense was recorded under these plans.

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

  Option activity under the 1993 Plan, 1996 Plan, 1998 Plan, and 2002 Plan was as follows:

                                                                          Outstanding Options
                                                                        ----------------------
                                                                                    Weighted
                                                                                     Average
                                                                          Number    Exercise
                                                                        of Shares     Price
                                                                        ----------  ----------
Balance at December 31, 2001 .........................................     52,463  $    54.10
Options granted ......................................................     84,820       15.70
Options exercised ....................................................     (5,000)      33.20
Options cancelled ....................................................    (18,379)      55.90
                                                                        ----------
Balance at December 31, 2002 .........................................    113,904       26.00
Options granted ......................................................     56,750       18.00
Options exercised ....................................................         --          --
Options cancelled ....................................................     (4,000)      20.40
                                                                        ----------
Balance at December 31, 2003 .........................................    166,654       23.40
Options granted ......................................................     73,250       14.90
Options exercised ....................................................         --          --
Options cancelled ....................................................    (92,812)      23.06
                                                                        ----------
Balance at December 31, 2004 .........................................    147,092  $    19.35
                                                                        ==========

  The following table summarizes information regarding stock options outstanding at December 31, 2004:

                     Weighted
                      Average
                     Remaining
                    Outstanding                           Exercisable
                        at       Contractual   Average        at         Average
     Range of      December 31,     Life      Exercise   December 31,   Exercise
 Exercise Prices       2004        (Years)      Price        2004         Price
------------------ ------------- -----------  ---------  -------------  ---------
   $5.50-$9.40           18,250        9.89  $    7.96          1,313  $    8.60
  $13.00-$32.48         108,663        7.68      16.25         58,789      16.10
  $36.26-$59.08          16,452        4.69      39.08         16,452      39.08
  $70.00-$87.50           3,727        3.63      78.51          3,727      78.51
                   -------------                         -------------
                        147,092        6.06  $   19.35         80,281  $   23.58
                   =============                         =============

  At December 31, 2004and 2003, option to purchase 97,089 shares and 34,358 shares of common stock were exercisable, respectively.

  Warrants

  In connection with the sale of preferred stock to OPLI in 1998, the Company granted a 2 year option to purchase 42,857 shares of common stock at an exercise price of $52.50. The Board subsequently authorized an extension to January 25, 2002 for the exercise of the OPLI option. The options were not exercised and have been cancelled. Additionally, OPLI had been given the right to invest $3.5 million in the Company's common stock at an exercise price of $32.90, which right expired on January 25, 2002. The right was not exercised and has been cancelled.

  In connection with bridge loans issued in June and July 2003, the Company issued warrants to purchase 13,037 shares of common stock with an exercise price of $16.50 per share. The warrants are exercisable beginning in November 2003 and expired in November 2004. The fair value of the warrants, calculated using the Black-Scholes option pricing model, totaling $0.1 million, was recorded as a discount on the loans and will be amortized over 2 years.

  In June 2003, the Company issued warrants to purchase 5,000 shares of common stock to a former Board member as part of his separation. The warrants are exercisable immediately and expire in June 2006. The fair value of the warrants, calculated using the Black-Scholes option pricing model, totaling $0.1 million, was recorded as compensation expense.

  In connection with a private placement in July 2003, the Company issued warrants to purchase 129,364 shares of common stock to investors at an exercise price of $28.00 per share. The warrants are exercisable beginning in January 2004 and expire in July 2006. The Company has the right to redeem any unexercised warrants for $1.00 per warrant upon 30 days notice, if the underlying shares have been registered and the Company's common stock has a closing sale price over $35.00 per share for ten consecutive trading days on the Nasdaq SmallCap Market. In December 2003, warrants to purchase 5,000 shares of common stock were exercised. In connection with the private placement, the Company issued 12,936 warrants to purchase the common stock units (one share of common stock and one warrant to purchase one share of common stock) issued in the private placement at $14.00 per share to the placement agent. The warrants are exercisable on the earlier of January 8, 2004 or the effective date of the registration statement covering the resale of the common stock and expire in July 2006.

  In September 2004, the Company issued warrants to purchase 30,000 shares of common stock. These warrants were issued in connection with a $0.3 million loan made by a creditor to the Company. The warrants are exercisable for five years at $6.10 per share, recorded at a fair value of $.1 million amortized using the interest method over the life of the loan.

  Warrants to acquire the Company's common stock outstanding at December 31, 2004 totaled 422,386. The following table sets forth the key terms of these warrants:

                                                                              Average
  Date of      Underlying      Shares                            Expiration  Exercise    Reasons for Grant
   Grant        Security       Granted       Vesting of Grant       Date       Price        of Warrants
------------ --------------- ------------ ---------------------- ----------  --------- ---------------------
 01/08/1999  Common Stock         25,000  Closing of Financing   01/08/2009 $   63.70  Employee Services
 07/08/2002  Common Stock         39,403  Immediate              07/08/2007     13.40  Board Services
 07/08/2002  Common Stock          3,000  Immediate              07/08/2007     13.40  Future Board Services
 06/17/2003  Common Stock          5,000  Immediate              06/16/2006     16.10  Board Services
 07/07/2003  Common Stock         91,115  January 2004           07/06/2006     12.68  Private Placements
 07/28/2003  Common Stock          1,000  Immediate              07/06/2006     35.00  Purchase
 09/01/2003  Common Stock         26,500  Immediate              08/31/2006     17.50  Consultant Services
 09/01/2003  Common Stock          4,500  Immediate              09/01/2008     17.50  Board Services
 09/03/2003  Common Stock         20,000  Immediate              09/03/2007     17.50  Private Placement
 03/31/2004  Common Stock          2,250  Immediate              09/30/2005     15.40  Consultant Services
 09/21/2004  Common Stock        104,098  Immediate              09/12/2009      6.10  Private Placement
 09/30/2004  Common Stock         30,000  Immediate              09/30/2009      6.10  Private Placement
 09/30/2004  Common Stock         19,836  Immediate              09/30/2009      6.60  Private Placement
 09/30/2004  Common Stock          6,557  Immediate              09/30/2009      6.10  Consultant Services
 11/4/2004   Common Stock          7,189  Immediate              11/04/2005      6.10  Litigation Settlement
 12/27/2004  Common Stock         36,938  Immediate              12/27/2009      6.10  Private Placement
                             ------------                                    ---------
                                 422,386                                    $   13.30
                             ============                                    =========

  The warrants granted in 2002 and 2001 to Board members and employees were issued at prices equal to the fair market value of the stock at the date of grant and as such no compensation expense was recognized in 2002 or 2001 in accordance with APB 25 intrinsic value accounting. The warrants granted for legal services and capital raising services in connection with the issuance of common stock have been valued using the fair value at the date of grant using the Black-Scholes option pricing model. The Company has accounted for the warrants granted for legal services by recognizing as an expense the fair value of the warrants at the date of grant. The warrants granted for capital raising services have been recorded as issuance costs of the transactions.

  Employee Stock Purchase Plan

  In September 1997, the shareholders approved 7,142 shares for distribution under the Company's employee stock purchase plan which employees may purchase shares, subject to certain limitations, at no less than 85% of the lower of the fair market value of the shares at the beginning or end of a three-month purchase period. The first enrollment period for the stock purchase plan began on April 1, 1998. As of December 31, 2004, no shares have been distributed to employees under this plan.

  Segment Information

  The Company operates in one business segment, which includes developing, producing and marketing digital video systems and sub-assemblies.

  A significant portion of the Company's revenue is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions could adversely effect operating results.

  Geographic information for revenues and long-lived assets for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

                                        Year Ended December 31,
                                     -------------------------------
                                       2004       2003       2002
                                     ---------  ---------  ---------
Geographic:
  United States.................... $   8,470  $     715  $   1,517
  Asia.............................    64,557     70,979    117,422
  Europe...........................     5,398      5,254      1,091
  Other international countries....     8,775     12,185     37,184
                                     ---------  ---------  ---------
       Total sales................. $  87,200  $  89,133  $ 157,214
                                     =========  =========  =========

                                        Year Ended December 31,
                                     -------------------------------
                                       2004       2003       2002
                                     ---------  ---------  ---------
Identifiable assets:
  United States.................... $   2,827  $   1,399  $   2,197
  Korea............................    22,793     30,345     51,534
  China............................    12,980     26,833     17,696
  India............................       683        194         --
                                     ---------  ---------  ---------
                                    $  39,283  $  58,771  $  71,427
                                     =========  =========  =========

  Significant customers for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                        Year Ended December 31,
                                     -------------------------------
                                       2004       2003       2002
                                     ---------  ---------  ---------
Customer A ........................        19%        20%        *
Customer B.........................        14%        *          *
Customer C.........................        *          16%        *
Customer D.........................        *          13%        23%
Customer E.........................        *          *          *
Customer F.........................        *          *          *
Customer G.........................        *          *          *

  In the year ended December 31, 2004 and 2003, the Company had one customer accounting for 40% and 64% of total accounts receivable.

  Ellion Digital, Inc., a company in which certain of the employees, officers and directors of the Company's subsidiary in Korea have a significant ownership interest, accounted for approximately 19% and 20% of the Company's total revenue for 2004 and 2003, respectively. Ellion Digital, Inc. comprised 40% and 64% of the combined total of accounts receivable and accounts receivable from related party at December 31, 2004 and December 31, 2003, respectively.

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

  Related Party Transactions

  DVS Electronics Pvt. Ltd. ("DVSE") formed in 2003, extended to Xalted Information System, Pvt. Ltd. (Xalted) a line of credit allowing for borrowings of up to approximately $0.3 million at an interest rate of 8% per annum. A former Co-Chairman of our Company is the Chief Executive Officer of Xalted. There were no borrowings in 2003. Xalted borrowed $0.2 million in January 2004, which was repaid in March 2004. Xalted has provided various operational services to the Company since DVSE's formation last year, including free rent.

  During 2004, a firm affiliated with a director of DVSE received compensation of $95,000 cash in connection with financings.  Additionally, the DVSE director was granted 5,738 non-qualified stock options (post split) valued at 29,000 in connection with services rendered relating to business development for which no expense was recorded.

  During 2002, certain DVS Korea employees, officers and board members made significant equity investments into Ellion Digital. During 2003, DVS Korea and the joint venture in China had related party transactions with Ellion Digital. During the year ended December 31, 2003, DVS Korea had total sales of approximately $3.1 million to Ellion Digital. As of December 31, 2003, DVS Korea had receivables from Ellion Digital of $0.8 million for product and equipment sales. Further, the China joint venture sold products to Ellion Digital in the amount of $14.4 million during the year ended December 31, 2003 and had $2.4 million in accounts receivable from Ellion Digital as of December 31, 2003. During the year ended December 31, 2004, DVS Korea had total sales of approximately $0.6 million to Ellion Digital. As of December 31, 2004, DVS Korea had receivables from Ellion Digital of $1.0 million for product and equipment sales. Further, the China joint venture sold products to Ellion Digital in the amount of $15.5 million during the year ended December 31, 2004 and had $1.2 million in accounts receivable from Ellion Digital as of December 31, 2004

  License Agreement with Related Party

  On December 10, 2002, the Company executed an exclusive licensing agreement with Jeecom Asia, Inc. Jeecom is a mobile enterprise software developer founded by one of the Company's directors. The Company has agreed to a development fee of $0.3 million which has been paid. Royalties will be paid to the Company on product unit sales on a sliding scale based on volume sold.

  Financing with Related Party

  In the private placement in July 2003 a director and an officer of the Company purchased 4,000 shares of common stock for approximately $0.1 million and received warrants to purchase 7,537 shares of common stock.

  Amendment to Certificate of Incorporation

  On September 20, 2004, in connection with the issuance of the Series C Preferred, the Company filed a Certificate of Designation of Preferences of 8% Series C Convertible Preferred Stock with the Office of the Delaware Secretary of State. A total of 4,500,000 shares, of the 5,000,000 authorized preferred shares were designated as Series C Preferred Stock. The Series C Preferred Stock is convertible at the option of the holder into shares of the Company's common stock, on a one-for-ten basis, subject to adjustment. In addition, in the event that the Company's first firmly underwritten public offering following the private placement results in the sale of securities at a price less than $0.61, the conversion price will decrease to the lower public offering price. The Preferred Stock will automatically convert into common stock in the event the common stock trades at or above $12.20 per share for 20 consecutive trading days. The Preferred Stock is entitled to receive a cumulative dividend of 8% per annum until the third anniversary of the initial issuance, at which time the dividend increases to 24% if any shares of Preferred Stock remain outstanding. The Preferred Stock also has a liquidation preference equal to the $0.61 purchase price plus any accrued and unpaid dividends. The Preferred Stock is redeemable by the Company, upon 30 days' prior written notice, at various decreasing redemption prices. The holders of the Preferred Stock vote, as converted, together with the common stock as a single class.

  Selected Quarterly Financial Data (unaudited)

  The following tables contain selected unaudited statements of operations information for each quarter of the years ended December 31, 2004 and 2003.

                                                          Year Ended December 31, 2004
                                              --------------------------------------------------
                                                Fourth        Third       Second        First
                                                Quarter      Quarter      Quarter      Quarter
                                              -----------  -----------  -----------  -----------
                                              (in thousands, except per share amounts, unaudited)
Net revenue ................................ $    17,891  $    19,055  $    32,732  $    17,522
Gross profit (loss) ........................         994        2,409        2,461         (992)
Net loss available to common stockholders ..      (5,640)        (393)      (2,379)      (4,688)
Net loss per share (1) basic and diluted ... $     (5.39) $     (0.37) $     (2.31) $     (4.87)
Shares used in computation of
    basic and diluted net loss per share ...       1,047        1,070        1,031          962

                                                          Year Ended December 31, 2003
                                              --------------------------------------------------
                                                Fourth        Third       Second        First
                                                Quarter      Quarter      Quarter      Quarter
                                              -----------  -----------  -----------  -----------
                                              (in thousands, except per share amounts, unaudited)
Net revenue ................................ $    18,530  $    19,677  $    23,244  $    27,682
Gross profit (loss) ........................      (2,182)       2,208        2,940          622
Net loss ...................................      (3,851)      (1,596)        (909)      (1,989)
Net loss per share (1) basic and diluted ... $     (4.65) $     (2.01) $     (1.33) $     (3.11)
Shares used in computation of
    basic and diluted net loss per share ...         828          795          683          649

  _______

  (1) See Consolidated Statements of Operations.

  The four quarters for net loss per share may not add to the total year because of differences in the weighted average number of shares outstanding during the quarters and the year.

  Gross profit for the 2004 fourth quarter include a charge of approximately $1.4 million related to adjustments to inventory reserves and a $3.1 million charge for a judgment against the Company in litigation with a former CEO. The effect of these adjustments was to decrease the 2004 fourth quarter net loss and net loss per share by approximately $4.5 million and $4.30 per share.

  Gross profit for the 2003 fourth quarter include a charge of approximately $3.6 million related to a book to physical adjustment as well as adjustments to inventory reserves. In addition, the net loss for the 2003 fourth quarter also included adjustments to reduce general and administrative expenses of approximately $0.9 million due to the release of accruals no longer required. The effect of these adjustments was to decrease the 2003 fourth quarter net loss and net loss per share by approximately $2.7 million and $0.33 per share.

DIGITAL VIDEO SYSTEMS, INC.

Schedule II

Valuation and Qualifying Accounts and Reserves

(in thousands)

                                                                   Additions
                                                     Balance at   Charged to                 Balance at
                                                    Beginning of   Costs and                   End of
                   Description                         Period      Expenses     Deductions     Period
--------------------------------------------------  ------------  -----------  ------------  ----------
2004:
Allowance for doubtful accounts receivable ....... $        480  $       456  $          1  $      935
Warranty reserve .................................           54           65            91          28
Deferred tax asset valuation allowance ...........       13,398        5,862            --      19,260
Reserve for slow moving and obsolete inventory ...        1,087        2,721            --       3,808
Allowance for note receivable ....................        1,242          391                     1,633

2003:
Allowance for doubtful accounts receivable ....... $        127  $       763  $        410  $      480
Warranty reserve .................................          130           --            76          54
Deferred tax asset valuation allowance ...........        9,930        3,468            --      13,398
Reserve for slow moving and obsolete inventory ...          410          677            --       1,087
Allowance for note receivable ....................        1,090          152                     1,242

2002:
Allowance for doubtful accounts receivable ....... $        320  $        18  $        211  $      127
Warranty reserve .................................          335           53           258         130
Deferred tax asset valuation allowance ...........       18,131           --         8,201       9,930
Reserve for slow moving and obsolete inventory ...          328           82            --         410
Allowance for note receivable ....................           --        1,090                     1,090

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, State of California on this 15th day of April 2005.

DIGITAL VIDEO SYSTEMS, INC.

By: /s/ Thomas Spanier
Douglas T. Watson
Chief Executive Officer and Director

By: /s/ Douglas T. Watson
Douglas T. Watson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ THOMAS SPANIER Thomas Spanier	Chief Executive Officer and Director	April 15, 2005
/s/ Douglas T. Watson Douglas T. Watson	Chief Financial Officer and Director	April 15, 2005
/s/ THOMAS PARILLA Thomas Parilla	Director	April 15, 2005
/s/ John Fuller John Fuller	Director	April 15, 2005

EXHIBIT INDEX

Exhibit No.	Exhibit Footnote	Description
3.1		Amended and Restated Certificate of Incorporation of the Company PDF
3.2		Certificate of Designations of Preferences of 8% Series C Convertible Preferred Stock PDF
3.3		Certificate of Amendment of Amended and Restated Certificate of Incorporation PDF
3.4		Amended Bylaws of the Company PDF
4.1	(1)	Form of Common Stock Certificate
4.2	(2)	Form of Class A Warrant
4.3	(2)	Form of Class B Warrant
4.4	(2)	Form of Registration Rights Agreement between the Registrant and the Series C Preferred Stockholders
10.1		Form of Indemnification Agreement with the Registrant's Officers and Directors PDF
10.2	(3)	2002 Stock Plan
10.3	(3)	2002 Director Option Plan
10.4	(4)	Share Exchange Agreement between the Registrant and Oxcal Venture Fund, LP, dated as of September 30, 2004
10.5	(5)	Technology License Agreement between the Registrant and EnMedia, Inc.
10.6		Revolving Credit Agreement between DVS Korea Co. Ltd. and Woori Bank PDF
10.7		Revolving Line of Credit Agreement between DVS Korea Co. Ltd. and Hana Bank PDF
10.8		Credit Agreement between DVS Korea Co. Ltd. and Korean Exchange Bank PDF
10.9		Credit Agreement between DVS Korea Co. Ltd. and Kookmin Bank PDF
10.10		Letter of Credit Commitment Agreement between DVS Korea Co. Ltd. and Sanup Bank PDF
21.1		Subsidiaries of the Registrant
23.1		Consent of Stonefield Josephson, Inc., independent registered public accounting firm
23.2		Consent of Burr, Pilger & Mayer LLP, independent registered public account firm
31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________

(1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (Registration No. 333-2228), as filed with the Commission on March 8, 1996.

(2) Incorporated by reference from the Registrant's Current Report on Form 8-K, filed with the Commission on September 20, 2004.

(3) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (File No. 333-103243), filed with the Commission on February 14, 2003.

(4) Incorporated by reference from the Registrant's Current Report on Form 8-K, filed with the Commission on September 30, 2004.

(5) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the Period Ended June 30, 2004, filed with the Commission on August 16,2004.