Form 10-K/A
period 2004-12-31
DIGITAL VIDEO SYSTEMS INC
filed 2005-05-02
CIK 1009395

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

      As of April 26, 2005, there were approximately 1,244,762 shares of the registrant's Common Stock outstanding.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2004 ("Form 10-K") for the purpose of amending Items 10, 11, 12, 13 and 14 of Part III to add the information required therein, since the Company's definitive proxy statement for its 2005 annual meeting of stockholders is now expected to be filed later than May 2, 2005. Other than as set forth below, the items of Form 10-K continue to speak as of the date of the original filing of the Registrant's Form 10-K, and the Registrant is not updating the disclosure in such items.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The members of our Board of Directors as of April 26, 2004 are as follows:

Name	Age	Current Position	Director Since
Thomas A. Spanier	59	Chairman of the Board and Chief Executive Officer	2004
Douglas T. Watson	52	President, Chief Operations Officer, Acting Chief Financial Officer and Director	1998
John M. Fuller	61	Director	2002
Thomas J. Parilla	40	Director	2004

Unless appointed by the Board of Directors to fill an existing vacancy, all directors are elected at the annual meeting of stockholder to serve for one year terms or until their successors are elected and qualified. There are no family relationships among the directors or executive officers of DVS.

Thomas A. Spanier was elected to the Board in March 2004. On April 14, 2004, he was appointed Chairman of the Board and Chief Executive Officer. From April 2003 to April 2004, Mr. Spanier was the principal of Spanier & Associates, Novato, California, a firm which provides interim management and consulting services. From April 2001 to April 2003, he served as Senior Vice President of Finance and Operations of Cradle Technologies, Mountain View, California, a fabless semiconductor company. From April 2000 to April 2001, he served as President and Chief Operating Officer of Uptime One, Inc., a development stage applications service provider focused on connecting food manufacturing companies and their suppliers. Prior thereto, from April 1998 to April 2000, Mr. Spanier was the Executive Vice President and Chief Operating Officer of the California Culinary Academy, San Francisco, California, which was a public, for-profit culinary school. Mr. Spanier has a B.S. degree in Business from the University of California, Berkeley and an M.B.A. degree from Harvard Business School.

Douglas T. Watson has served as a director since November 1998. Mr. Watson began serving as our President, Chief Operating Officer and Acting Chief Financial Officer in April 2004. He served as our Chief Executive Officer from February 2002 to April 2004. Mr. Watson also served as a member of the Executive Committee from November 1998 to March 2002. Prior to joining DVS, Mr. Watson served as President and Chief Executive Officer of Astoria Metal Corporation, a ship repair and dismantling firm which he founded in 1992.

John M. Fuller has served as a director since May 2002. Since March 1997, Mr. Fuller has been President of Pantechnicon Aviation Ltd., a privately-held aircraft leasing company. Prior to becoming President, Mr. Fuller served on the Board of Directors of Pantechnicon while employed with TECOP International, an international aerospace market development company. For nearly 20 years prior to becoming President of Pantechnicon, Mr. Fuller held various marketing and operations positions in the aerospace industry. Mr. Fuller received an M.B.A. degree from the Harvard Business School and an A.B. degree in Economics from the University of California, Berkeley.

Thomas J. Parilla was elected as a director by the Board in October 2004 to fill a vacancy. Since January 2004, Mr. Parilla has been the President of the Parilla Investment Group in Erie, Pennsylvania. Prior to forming his own investment group, from October 2002 to January 2004, Mr. Parilla served as Senior Financial Consultant and Vice President of PNC Investments, Erie, Pennsylvania. From June 2000 to August 2002, he served as the Regional Manager and Vice President of Investments of First National Investment Services, Northwest, Pennsylvania. Mr. Parilla began his career in finance over a decade ago with Morgan Stanley and serves on several private boards in his community. Mr. Parilla received his B.A. degree in Economics from Mercyhurst College in Erie, Pennsylvania.

We currently have one vacancy on the Board of Directors. That position will be filled by a person who meets the independence requirements of The Nasdaq Stock Market, including the Audit Committee independence standards, and otherwise meets the qualifications set forth by the Nominating Committee. We expect to fill this vacancy at or before our 2005 annual meeting of stockholders.

Audit Committee and Audit Committee Financial Expert

We have a separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The members of the Audit Committee are Messrs. Fuller and Parilla. The Board of Directors has determined that each of the members of the Audit Committee is independent as defined by the listing standards of the Nasdaq SmallCap Market and Section 10A(m)(3) of the Exchange Act. In addition, the Board of Directors has determined that Mr. Fuller is an "audit committee financial expert," as that term is defined in Item 401(h) of Regulation S-K of the Exchange Act.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires DVS' executive officers and directors, and persons who own more than 10% of a registered class of DVS' equity securities ("10% Stockholders"), to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such executive officers, directors and 10% Stockholders are also required by SEC rules to furnish DVS with copies of all Section 16(a) forms they file.

Based solely on its review of copies of such forms received, or written representations from certain reporting persons that no filings on Forms 5 were required for such persons, DVS believes that, during 2004, its executive officers, directors and 10% Stockholders complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning total compensation received by our Chief Executive Officer and our other most highly compensated executive officer during the last year (the "Named Officers") for services rendered to DVS in all capacities for the three years ended December 31, 2004. No other executive officer received more than $100,000 in total compensation during the last fiscal year.

	Annual Compensation(1)		Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Number of Shares Underlying Options
Thomas A. Spanier(2) Chief Executive Officer and Chairman of the Board	2004	$114,231	23,000(4)
Douglas T. Watson (3) Former Chief Executive Officer; President and Chief Financial Officer	2004	$156,250	7,500(5)
	2003	$139,231
	2002	$106,817(6)	17,500(7)

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

(2) Mr. Spanier was appointed DVS' Chairman of the Board and Chief Executive Officer in April 2004.

(3) Mr. Watson served as DVS' Chief Executive Officer until April 2004, but continued thereafter as our President and Chief Financial Officer.

(4) Includes an option to purchase 3,000 shares of DVS Common Stock at an exercise price of $15.40 per share and an option to purchase 20,000 shares of DVS Common Stock at an exercise price of $18.20 per share.

(5) Includes an option to purchase 7,500 of DVS Common Stock at an exercise price of $15.40 per share.

(6) Includes $33,900 paid to Mr. Watson for his services as a consultant to DVS from January 2002 until he began serving as DVS' Chief Executive Officer in February 2002.

(7) Includes a warrant to purchase 10,000 shares of DVS common stock at an exercise price of $13.40 per share and an option to purchase 7,500 shares of DVS common stock at an exercise price of $13.40 per share.

Option Grants in Last Year

The following table sets forth, as to the Named Officers, information concerning stock options granted during the year ended December 31, 2004.

	Individual Grants
Name	Number of Shares Underlying Options Granted	% of Total Options Granted to Employees in Year(1)	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
					5%	10%
Thomas A. Spanier	3,000	4.65	$15.40	3/31/14	75,255	119,831
	20,000	31.01	$18.20	3/1/14	592,918	944,122
Douglas T. Watson	7,500	11.63	$15.40	3/31/14	188,137	299,577

________

(1) Percentages are based on a total of 64,500 shares underlying options granted to employees in fiscal 2004.

(2)   The potential realizable value is based on the term of the option at the date of the grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term, and that the option is exercised and sold on the last day of the option term for the appreciated stock price. Actual gains, if any, are dependent on the actual future performance of DVS' common stock and the timing of exercise and sale transactions by the holder. These numbers are based on SEC requirements and do not reflect DVS' projection or estimate of future stock price growth.

Option Exercises and Holdings

The following table sets forth, as to the Named Officers, certain information concerning the number of shares acquired upon exercise of stock options during the last fiscal year and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2004. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of DVS' common stock as of December 31, 2004.

Aggregated Option Exercises in Last Year

And Year-End Option Values
Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Shares Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-the-Money Options at Year- End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas A. Spanier	--	--	6,500	16,500	--	--
Douglas T. Watson	--	--	19,286	--	--	--

__________

(1) Fair market value (last reported sale price) of DVS common stock at the fiscal year end ($7.20 on December 31, 2004) minus the exercise price.

Employment Agreements and Other Arrangements

DVS has no employment agreement or other arrangement regarding employment with the Named Officers or any other executive officer of the Company.

Director Compensation

Between January 2004 and March 2004, non-employee directors were entitled to receive $1,200 per Board meeting attended. Since April 2004, non-employee Board members will receive $500 for each Board meeting attended, $750 for each Audit Committee meeting attended and $500 for each committee meeting other than the Audit Committee. These Board fees were accrued but not paid in 2004. Non- employee directors are also entitled to participate in DVS' 2002 Director Option Plan and receive grants of options thereunder to purchase shares of DVS common stock as described in the following paragraph. Non-employee directors are also reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending meetings of the Board and committees of which they are members.

Pursuant to the terms of the DVS 2002 Director Option Plan, each non-employee director is automatically granted an option to purchase 3,000 shares of common stock upon appointment or election to the Board of Directors and an option to purchase 1,000 shares of common stock on January 1 of each year thereafter if on such dates he or she is then a non-employee director and has served on our Board of Directors for at least the preceding six months. All options granted under the DVS 2002 Director Option Plan vest at a rate of 25% every six months.

The table below summarizes option grants to our directors during fiscal 2004 as compensation for their services as directors:

Directors	Issue Date	Number of Shares Underlying Options	Exercise Price Per Share	Number of Shares Underlying Options Exercised to Date	Aggregate Purchase Price(1)
John M. Fuller	1/01/04	1,000(2)	$21.50	--	$21,500
Thomas J. Parilla	10/22/04	3,000(2)	$5.55	--	$16,650
Thomas A. Spanier	3/31/04	3,000	$15.40	--	$46,200

_________

(1) Assumes exercise to purchase all shares subject to the option at the applicable exercise price.

(2) Represents an automatic annual option grant pursuant to the terms of DVS' 2002 Director Option Plan. The option vests at a rate of 25% every six months from the issue date. In addition, if the option is not assumed or substituted upon a change of control, the option will become fully vested and exercisable. In such event, the optionee will have 30 days from the date of notice to exercise the option, and upon the expiration of such period the option will terminate.

(3) Represents an automatic initial option grant pursuant to the terms of DVS' 2002 Director Option Plan. The Options vest at a rate of 25% every six months, beginning six months from the date of grant. In addition, if the option is not assumed or substituted upon a change of control, the option will become fully vested and exercisable. In such event, the optionee will have 30 days from the date of notice to exercise the option, and upon the expiration of such period the option will terminate.

Compensation Committee Interlocks and Insider Participation

DVS' Compensation Committee is currently composed of Mr. Fuller and Mr. Parilla. No interlocking relationship exists between any 2004 member of DVS' Compensation Committee and any member of the Compensation Committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of DVS.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of DVS common stock as of April 26, 2005 for the following:

  each person or entity who is known by DVS to own beneficially more than 5% of the outstanding shares of DVS common stock;
  each of our directors;
  each of our Named Officers; and
  all directors and executive officers of DVS as a group.

In general, "beneficial ownership" refers to shares that an individual or entity has the power to vote, or dispose of, and stock options or warrants that are currently exercisable or will become exercisable on or before June 27, 2007. Unless otherwise indicated, each person named below holds sole investment and voting power, other than the powers that may be shared with the person's spouse under applicable law.

Name	Common Stock Beneficially Owned	Percentage Beneficially Owned (1)
5% Stockholders
Empire Capital Partners 1 Gorham Island Westport, CT 06880	288,199 (2)	18.81%
Glenbrook Capital Management (3) P.O. Box 524 Glenbrook, NV 89413	125,477 (4)	9.77%
Glenbrook Capital, L.P. P.O. Box 524 Glenbrook, NV 89413	105,510 (5)	7.81%
Executive Officers and Directors
Thomas A. Spanier	6,500 (6)	*
John M. Fuller	11,600 (7)	*
Thomas J. Parilla	750 (8)	*
Douglas T. Watson	29,446 (9)	2.31%
All executive officers and directors as a group (4 persons)	48,296 (10)	3.75%

________

* Less than one percent of the outstanding common stock.

(footnotes continued on following page)

(1) Based on 1,244,762 shares outstanding as of April 26, 2005.

(2) Based solely on information provided by Empire Capital Partners in its Forms 3 and 4 filed with the Securities and Exchange Commission. Includes (i) 172,132 shares of common stock issuable upon conversion of currently convertible preferred stock; and (ii) 116,067 shares of common stock issuable upon exercise of currently exercisable warrants. Specifically, the shares issuable upon conversion of the Series C convertible preferred stock (the "Converted Preferred Shares") and upon exercise of the warrants (the "Warrant Shares") are held directly by Empire Capital Partners, L.P., a Delaware limited partnership as to 50,108 Converted Preferred Shares and 55,054 Warrant Shares; Empire Capital Partners Ltd., a Cayman Islands exempted company, as to 93,430 Converted Preferred Shares and 46,715 Warrant Shares; Empire Capital Partners II, Ltd., a Cayman Islands exempted company, as to 17,405 Converted Preferred Shares and 8,703 Warrant Shares; Charter Oak Partners, L.P., a Delaware limited partnership as to 9,292 Converted Preferred Shares and 4,646 Warrant Shares; and Charter Oak Partners II, L.P. as to 1,897 Converted Preferred Shares and 949 Warrant Shares. None of the shares of Preferred Stock have been converted, nor have the Warrants been exercised. Empire GP, L.L.C. (the "General Partner" serves as the general partner of, and has investment discretion over the securities held by Empire Capital Partners, L.P. (the "General Partner") Empire Capital Management L.L.C. (the "Investment Manager") serves as investment manager to, and has investment discretion over the securities held by Empire Capital Partners Ltd. and Empire Capital Partners II, Ltd. and certain accounts owned by Charter Oak Partners L.P. and Charter Oak Partners II, L.P. Scott Fine and Peter Richards are the managing members of Empire GP, L.L.C and Empire Capital Management L.L.C.

(3) Glenbrook Capital Management, a Nevada corporation, ("GCM") is the General Partner of Glenbrook Capital, L.P., a Nevada limited partnership ("GBLP"), and as such has investment discretion over the securities held by GBLP. As the sole general partner of GBLP, GCM may be deemed to be the beneficial owner of all of the portfolio securities owned by GBLP. However, GCM disclaims beneficial ownership of all of the securities owned by GBLP, except to the extent of its pecuniary interest in the limited partnership.

(4) Includes (i) 19,968 shares issuable upon exercise of currently exercisable warrants, including 4,968 warrants that are exercisable for units of common stock and warrants. Also includes all of the securities owned directly by Glenbrook Capital, L.P. See Footnote (3).

(5) Includes 57,484 shares of common stock issuable upon conversion of currently convertible preferred stock and 48,028 shares of common stock issuable upon exercise of outstanding warrants that are exercisable within 60 days of April 26, 2005.

(6) Includes 6,500 shares of common stock issuable upon exercise of outstanding options that are exercisable within 60 days of April 26, 2005.

(7) Includes 7,500 shares of common stock issuable upon exercise of outstanding options and warrants that are exercisable within 60 days of April 26, 2005.

(8) Includes 750 shares of common stock issuable upon exercise of outstanding options that are exercisable within 60 days of April 26, 2005.

(9) Includes 29,286 shares of common stock issuable upon exercise of outstanding options and warrants that are exercisable within 60 days of April 26, 2005.

(10) Includes 44,036 shares of common stock issuable upon exercise of outstanding options and warrants that are exercisable within 60 days of April 26, 2005.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options and warrants granted to employees and directors, as well as the number of securities remaining available for future issuance, under DVS' equity compensation plans as of December 31, 2004.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	147,092	$19.40	91,032
Equity compensation plans not approved by security holders (1)	85,292	$13.33	--
Total	232,384	$17.14	91,032

(1) Includes warrants issued to certain executive officers and directors during fiscal 2003.

Item 13. Certain Relationships and Related Transactions

Other than as disclosed below, since the beginning of the fiscal year ended December 31, 2004, there has not been any actual or proposed transaction or series of transactions to which DVS, or any of its subsidiaries, was or is a party in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than 5% of any class of the DVS common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

DVS Electronics Pvt. Ltd. ("DVSE") a wholly-owned subsuduary of DVS, extended to Xalted Information System, Pvt. Ltd. (Xalted) a line of credit allowing for borrowings of up to approximately $0.3 million at an interest rate of 8% per annum. A former Co-Chairman of our Company is the Chief Executive Officer of Xalted. Xalted borrowed $0.2 million in January 2004, which was repaid in March 2004. Xalted has provided various operational services to the Company since DVSE's formation last year, including free rent.

During 2004, a firm affiliated with a director of DVSE received compensation of $95,000 cash in connection with financings.  Additionally, the DVSE director was granted 5,738 non-qualified stock options (post split) valued at 29,000 in connection with services rendered relating to business development for which no expense was recorded.

During 2002, certain DVS Korea employees, officers and board members made significant equity investments into Ellion Digital. During 2003, DVS Korea and the joint venture in China had related party transactions with Ellion Digital. During the year ended December 31, 2003, DVS Korea had total sales of approximately $3.1 million to Ellion Digital. As of December 31, 2003, DVS Korea had receivables from Ellion Digital of $0.8 million for product and equipment sales. Further, the China joint venture sold products to Ellion Digital in the amount of $14.4 million during the year ended December 31, 2003 and had $2.4 million in accounts receivable from Ellion Digital as of December 31, 2003. During the year ended December 31, 2004, DVS Korea had total sales of approximately $0.6 million to Ellion Digital. As of December 31, 2004, DVS Korea had receivables from Ellion Digital of $1.0 million for product and equipment sales. Further, the China joint venture sold products to Ellion Digital in the amount of $15.5 million during the year ended December 31, 2004 and had $1.2 million in accounts receivable from Ellion Digital as of December 31, 2004.

Item 14. Principal Accountant Fees and Services

The Board of Directors has selected Stonefield Josephson, Inc. as DVS' independent auditors to audit DVS' consolidated financial statements for the year ending December 31, 2005. Stonefield Josephson's first audit for DVS was its audit of our consolidated financial statements for the year ended December 31, 2004.

Fee Disclosure

Accounting Fees

The following table shows the fees for the audit and other services provided by Stonefield, Josephson and DVS' former auditors, Burr, Pilger & Mayer LLP, (BPM) for 2003 and 2004:

	Year
	2003	2004

Audit Fees(1)	$271,800	$433,224
Audit-Related Fees(2)	35,000	30,713
Tax Fees(3)	25,000	25,702
All Other Fees	-

Total	$331,800	$489,639

_________

(1)

These fees are for professional services performed by Stonefield, Josephson or BPM, as the case may be, for the audit of the Company's annual financial statements, review of financial statements included in the Company's quarterly reports on Form 10-Q and for SEC filings for those years.

(2)

These fees are for professional services performed by Stonefield, Josephson or BMP, as the case may be, for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees".

(3)	These fees are for professional services performed by Stonefield, Josephson or BPM, as the case may be, with respect to tax compliance, tax advice and tax planning.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-

Audit Services of Independent Auditors

Beginning May 6, 2003, the Company was required to obtain prior approval from the Audit Committee for all audit and permissible non-audit related fees incurred with the Company's independent auditors. Pursuant to the Pre-Approval Policy, all new projects (and fees) either must be authorized in advance under the guidelines set forth in the Pre-Approval Policy or approved in advance by the full Committee. The Committee does not currently have a separate written Pre-Approval Policy, although the Audit Committee Charter (a copy of which is attached to this proxy statement as Appendix A) addresses the Pre-Approval Policy. All new projects and fees are either pre-approved by the Audit Committee as a whole or by John M. Fuller, the Chairman of the Audit Committee, acting as the designated Audit Committee member for pre-approval purposes. Mr. Fuller reports any such pre- approvals to the Committee at its next meeting.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of Stonefield, Josephson and has concluded that it is.

SIGNATURE

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, State of California on this 2nd day of May, 2005.

/s/ Thomas A. Spanier
Thomas A. Spanier
Chief Executive Officer
(Principal Executive Officer)

DIGITAL VIDEO SYSTEMS, INC.

INDEX TO EXHIBITS

Item 15(a)(3)

Exhibit
Number		Description

23.	1	Consent of Stonefield Josephson, Inc., independent registered public accounting firm
23.	2	Consent of Burr, Pilger & Mayer LLP, independent registered public accounting firm
31.	1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d- 14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.	2	Certification of the Acting Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended
32.	1	Certifications of the Chief Executive Officer and the Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002