Form 10-Q
period 2005-03-31
DIGITAL VIDEO SYSTEMS INC
filed 2005-05-23
CIK 1009395

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005 or

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

    As of March 31, 2005, there were approximately 1,242,668 shares of the registrant's common stock outstanding.

DIGITAL VIDEO SYSTEMS, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Digital Video Systems, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

                                                                                      March 31,    December 31,
                                                                                         2005          2004
                                                                                     (Unaudited)
                                                                                     ------------  ------------
                                      ASSETS
Current assets:
   Cash and cash equivalents....................................................... $      1,393  $      3,359
   Restricted cash.................................................................        7,667         7,524
   Marketable securities...........................................................          115           166
   Accounts receivable, net, less allowance for doubtful accounts
      of $105 for 2005, and $125 for 2004..........................................        2,938         3,168
   Accounts receivable - related party, net, less allowance for doubtful accounts
      of $816 for 2005 and $810 for 2004...........................................          642         1,395
   Inventories, net................................................................        7,862        10,040
   Prepaid expenses and other current assets.......................................        1,394         1,526
   Note receivable - related party.................................................          123           341
                                                                                     ------------  ------------
        Total current assets.......................................................       22,134        27,519
Property and equipment, net .......................................................       10,252        10,877
Intangibles, net...................................................................           21            84
Other assets.......................................................................        1,018           803
                                                                                     ------------  ------------
        Total assets............................................................... $     33,425  $     39,283
                                                                                     ============  ============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit.................................................................. $     13,479  $     14,250
   Notes payable...................................................................        3,603         3,604
   Accounts payable................................................................        8,703        10,467
   Accounts payable - related party................................................           --           245
   Accrued liabilities.............................................................        6,041         6,124
                                                                                     ------------  ------------
        Total current liabilities..................................................       31,826        34,690

Long-term debt.....................................................................          255           238
                                                                                     ------------  ------------
Total liabilities..................................................................       32,081        34,928
                                                                                     ------------  ------------
Minority interest..................................................................        4,043         4,666
                                                                                     ------------  ------------
Commitments and contingencies (Note 15)

Stockholders' equity:
   Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 2,624,012 and
  2,738,765 shares issued and outstanding, respectively 3/31/05 and 12/31/04.......           --            --
   Common stock, $0.0001 par value, 30,000,000 shares authorized; 1,242,668 and
 1,220,794 shares issued and outstanding, respectively 3/31/05 and 12/31/04........           --            --
   Additional paid-in capital......................................................       83,635        83,427
   Accumulated other comprehensive income..........................................        2,773         2,668
   Accumulated deficit.............................................................      (89,107)      (86,406)
                                                                                     ------------  ------------
Total stockholders' equity.........................................................       (2,699)         (311)
                                                                                     ------------  ------------
Total liabilities and stockholders' equity......................................... $     33,425  $     39,283
                                                                                     ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                         --------------------
                                                           2005       2004
                                                         ---------  ---------
Net revenue............................................ $  11,928  $  17,522
Cost of revenue........................................    10,749     18,514
                                                         ---------  ---------
Gross profit (loss)....................................     1,179       (992)
                                                         ---------  ---------
Operating expenses:
  Research and development.............................     1,186      1,745
  Sales and marketing..................................       794        931
  General and administrative...........................     2,259      2,325
                                                         ---------  ---------
     Total operating expenses..........................     4,239      5,001
                                                         ---------  ---------
     Loss from operations..............................    (3,060)    (5,993)
Interest expense.......................................      (207)      (317)
Other income (expense), net............................       (52)       (61)
                                                         ---------  ---------
Loss before minority interest and income taxes.........    (3,319)    (6,371)
Provision for (benefit from) Income taxes..............        --         --
                                                         ---------  ---------
Loss before minority interest..........................    (3,319)    (6,371)
Minority interest......................................       716      1,683
                                                         ---------  ---------
Net loss............................................... $  (2,603) $  (4,688)
                                                         ---------  ---------
Basic and diluted net loss per share................... $   (2.15)     (4.87)
                                                         =========  =========

Weighted average common shares and
   equivalent outstanding..............................     1,212        962
                                                         =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements Of Cash Flows
(in thousands)
(Unaudited)

                                                                      Three Months Ended
                                                                          March 31,
                                                                   ----------------------
                                                                      2005        2004
                                                                   ----------  ----------
Cash flows from operating activities:
Net loss......................................................... $   (2,603) $   (4,688)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Gain on disposal of fixed assets.............................        (14)         --
    Minority interest............................................       (716)     (1,683)
    Depreciation and amortization................................        789       1,007
    Recovery of overestimated bad debt expense...................        (31)         --
    Write down of notes receivable...............................        218          --
    Reserve for inventory........................................       (382)         --
    Issuance of common stock for services provided...............         --         129
    Amortization of deferred compensation........................         --           1
    Extinguishment of accrued liability in connection
      with legal settlement......................................         61          --
    Noncash interest expense.....................................          5          --
Changes in operating assets and liabilities:
    Accounts receivable .........................................        250      (2,532)
    Accounts receivable - related party..........................        751         255
    Inventories..................................................      2,560       5,271
    Prepaid expenses and other current assets....................        132        (161)
    Other assets.................................................       (215)       (356)
    Accounts payable ............................................     (1,763)       (688)
    Accounts payable related party...............................       (245)       (524)
    Accrued liabilities..........................................       (140)        116
                                                                   ----------  ----------
Net cash used in operating activities............................     (1,343)     (3,853)
                                                                   ----------  ----------
Cash flows from investing activities:
   Acquisition of property and equipment.........................       (100)       (885)
   Proceeds from the disposal of fixed assets....................        127          --
   Proceeds(purchases) of marketable securities..................         51        (237)
   Decrease (increase) in restricted cash........................       (143)        441
                                                                   ----------  ----------
Net cash used in investing activities............................        (65)       (681)
                                                                   ----------  ----------
Cash flows from financing activities:
   Proceeds from the sale of common shares, net..................        106       2,002
   Proceeds from the exercise of options and warrants............         --          57
   Repayment of line of credit...................................       (771)     (2,808)
   Proceeds from notes payable...................................         --       3,000
   Repayment of notes payable....................................         --      (1,864)
                                                                   ----------  ----------
Net cash provided by (used in) financing activities..............       (665)        387
                                                                   ----------  ----------
Effect of exchange rate changes..................................        107         741
                                                                   ----------  ----------
Net decrease in cash and cash equivalents........................     (1,966)     (3,406)
Cash and cash equivalents at beginning of period.................      3,359       6,444
                                                                   ----------  ----------
Cash and cash equivalents at end of period....................... $    1,393  $    3,038
                                                                   ==========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Video Systems, Inc.

Notes to Condensed Interim Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Digital Video Systems, Inc. (the "Company" or "DVS") include the accounts of the Company and its subsidiaries. The statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending December 31, 2005. All significant inter-company balances and transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include impairment write-downs of fixed assets and intangibles, the level of accounts receivable and inventory reserves, the valuation allowance for deferred tax assets, stock compensation expense, warranty accruals and the valuation of notes receivable. We have identified inventory items which could be surplus to our operational requirements, and believe we have adequately reserved to cover our exposure. However, significant estimation was required in recording inventory at the lower of cost or net realizable value. These estimates could change in the future which could significantly affect the financial statements. Actual results could differ from those estimates.

We have incurred net losses from operations for the last three years and three months ended March 31, 2005, and have an accumulated deficit of $89.1 million and a working capital deficit of $9.7 million at March 31, 2005. Management recognizes the need for an additional infusion of cash within the next quarter. We anticipate that we will acquire additional funding and may sell additional shares of our common or preferred stock through private placements or further public offerings, or we may seek additional credit facilities. The sales of additional equity or convertible securities may result in additional dilution to existing stockholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights that are senior to existing stockholders and could contain covenants that would restrict operations. Any additional financing may not be available in amounts or on terms acceptable to the Company, if at all. Additionally, the Company is involved in several outstanding legal matters, and an unfavorable outcome from one or more of these matters could result in a material adverse effect upon the Company's financial position and results of operations. While the Company is aggressively pursuing additional financing, there can be no assurance that the Company will be successful in its efforts to achieve profitable operations, generate sufficient cash from operations or obtain additional funding sources.

2. Recent Accounting Pronouncements

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, ("EITF 03-06"), Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share. EITF 03-06 which addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-06 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 was effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on the Company's results of operations or financial position.

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We have evaluated the impact of the adoption of SFAS No. 151, and do not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No.153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, APB Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. We have evaluated the impact of the adoption of SFAS No.153, and do not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004 the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". SFAS No. 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No.123(R) replaces FASB SFAS No.123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No.123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission (SEC) announced a delay of up to six months in the effective date of the option-expensing requirements set forth in SFAS No. 123(R). For public companies with less than $25 million in revenues, the new effective date for compliance with SFAS No. 123(R) is the first quarter of their first fiscal year beginning after December 15, 2005. We are still evaluating the transition provisions allowed by SFAS No. 123(R) and the impact of the adoption of the Statement.

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

In March 2005, the Securities and Exchange Commission (SEC) released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC staff's position regarding the application of SFAS No 123(R) and certain SEC rules and regulations, and also provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company is currently reviewing the effect, if any, that the application of SAB 107 will have on the Company's financial position and results of operations.

3. Accounting for Stock-Based Compensation

We account for stock-based employee compensation using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and comply with the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure - an Amendment of SFAS Statement No. 123".

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock based compensation (in thousands, except per share amount).

                                                           Three Months Ended
                                                               March 31,
                                                         --------------------
                                                           2005       2004
                                                         ---------  ---------
Net loss............................................... $  (2,603) $  (4,688)

Add:  Stock-based compensation, as reported............        --          1
Deduct:  Total stock-based compensation
   determined under fair value based method
   for all awards......................................       (91)      (126)
                                                         ---------  ---------
Adjusted net loss, fair value
   method for all stock-based awards................... $  (2,694) $  (4,813)
                                                         =========  =========

Basic and diluted loss per share - as reported......... $   (2.15) $   (4.87)
                                                         =========  =========
Basic and diluted loss per share - pro forma........... $   (2.22) $   (5.00)
                                                         =========  =========

The fair value for each option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

                                                          Three Months Ended
                                                               March 31,
                                                         --------------------
                                                           2005       2004
                                                         ---------  ---------
Weighted average risk-free interest rates .............      4.03%      1.81%
Average expected life (in years).......................       3.0        3.0
Volatility.............................................       130%       155%

There were no grants of stock awards during the three months ended March 31, 2005. The weighted average grant date fair value of stock awards granted during the three months ended March 31, 2004 was $0.86 per share.

4. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the periods, except those that are anti-dilutive. Basic and diluted net loss per share is calculated as follows (in thousands):

                                                                         Three Months Ended
                                                                              March 31,
                                                                        --------------------
                                                                          2005       2004
                                                                        ---------  ---------
Net loss.............................................................. $  (2,603) $  (4,688)
                                                                        =========  =========

Weighted average common shares outstanding(1).........................     1,237        987
Weighted average unvested restricted stock(1).........................       (25)       (25)
                                                                        ---------  ---------
Weighted average common shares outstanding - basic(1).................     1,212        962
                                                                        =========  =========

(1) At March 31, 2005 and 2004, 559,478 and 536,228 shares underlying options and warrants, respectively, were excluded from the calculation of the diluted earnings per share calculation because the effect is anti-dilutive.

5. Comprehensive Loss

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2005       2004
                                                           ---------  ---------
Net loss................................................. $  (2,603) $  (4,688)
Cumulative foreign currency translation adjustments......       105        381
                                                           ---------  ---------
  Comprehensive loss..................................... $  (2,498) $  (4,307)
                                                           =========  =========

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheet consists of the cumulative foreign currency translation adjustments.

6. Balance Sheet Components

Inventories consisted of the following (in thousands):

                                             March 31,    December 31,
                                                2005          2004
                                            ------------  ------------
Inventories:
   Raw materials.......................... $      6,505  $      9,200
   Work-in-process........................        2,991         3,114
   Finished goods.........................        1,793         1,534
                                            ------------  ------------
      Total inventory.....................       11,289        13,848
      Less inventory reserves.............       (3,427)       (3,808)
                                            ------------  ------------
      Net inventory....................... $      7,862  $     10,040
                                            ============  ============

Intangible assets consisted of the following (in thousands):

                                             March 31,    December 31,
                                                2005          2004
                                            ------------  ------------
Intangible assets of acquired businesses . $      2,400  $      2,400
Less: accumulated amortization............       (2,379)       (2,316)
                                            ------------  ------------
                                           $         21  $         84
                                            ============  ============

7. Geographic Information

We operate in one business segment, which includes developing, producing and marketing digital video systems and sub-assemblies.

A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuation of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions could adversely affect operating results.

Geographic information for revenues are as follows (in thousands):

                                                Three Months Ended
                                                    March 31,
                                            --------------------------
                                                2005          2004
                                            ------------  ------------
Geographic:
  Domestic................................ $        540  $        449
  Asia....................................       10,127        14,599
  Europe..................................        1,046         1,322
  Other international countries...........          215         1,152
                                            ------------  ------------
       Total sales........................ $     11,928  $     17,522
                                            ============  ============

8. Warranty Accrual

We generally warrant our products for a specific period of time against material defects. We provide for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts which fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. The following table reflects the change in the Company's warranty accrual during the three months ended March 31, 2005 and March 31, 2004, respectively (in thousands):

                                             March 31,     March 31,
                                                2005          2004
                                            ------------  ------------
Warranty accrual, beginning of period..... $         28  $         54
Charged to cost of sales..................           --            --
Actual warranty expenditures..............           --            --
                                            ------------  ------------
Warranty accrual, end of period........... $         28  $         54
                                            ============  ============

9. Concentration of Certain Risks

We are subject to the risks associated with similar technology companies. These risks include, but are not limited to: history of operating losses, dependence on a limited number of key employees, customers and suppliers, competition from larger and more established companies, the impact of rapid technological changes and changes in customer demand and requirements.

Revenues from significant customers, those representing approximately 10% or more of total revenues, are summarized as follows:

                                                Three Months Ended
                                                    March 31,
                                            --------------------------
                                                2005          2004
                                            ------------  ------------
Customer A ...............................            8%           22%
Customer B................................            6%           18%
Customer C................................           *             16%
Customer D................................           *             11%
Customer E................................           11%           *

(* = less than 10%)

Ellion Digital, Inc., a company in which certain of the employees, officers and directors of the Company's subsidiary in Korea have a significant ownership interest, accounted for approximately 8.% and 22% of the Company's total revenue for the three months ended March 31, 2005 and 2004, respectively. Ellion Digital, Inc. comprised 18% of the combined total of accounts receivable and accounts receivable from a related party at March 31, 2005.

We currently buy certain key components, including optical pick-ups, motors, central processing units and certain other integrated circuits from a limited number of suppliers including Zoran, Mediatech, Philips and Hitachi. We anticipate that these suppliers will manufacture sufficient quantities of these key components to meet our production requirements. If these suppliers fail to satisfy the Company's requirements on a timely basis and at competitive prices, we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could seriously harm the Company's operating results. Any constraints on worldwide manufacturing capacity of these key components may affect our ability to obtain adequate supplies from these manufacturers.

10. Equity

Common Stock

In January 2004, we sold 121,212 shares of our common stock to a group of purchasers for $16.50 per share. The gross proceeds were approximately $2.0 million. The proceeds were used for general corporate purposes and the initial funding of DVS Electronics, Pvt. Ltd., ("DVSE"), the Company's subsidiary in India which was formed in 2003.

In April 2004, investors exercised outstanding warrants for 53,186 shares of common stock resulting in net proceeds of approximately $0.6 million. The warrants were originally issued in a July 2003 financing and were temporarily repriced to $12.50 per share from the original exercise price of $28.00 in order to induce the exercise. We used the proceeds from the warrant exercise for general corporate purposes. In connection with the warrant repricing we incurred a warrant modification charge of $0.2 million in the second quarter of 2004.

In July 2004, we reached a settlement concerning legal fees we owed to a law firm by issuing 33,500 shares of our common stock. The stock had a fair market value on the settlement date of $0.3 million, resulting in a $0.3 million gain on the settlement. In September and October 2004, we issued 11,961 shares of common stock to the same law firm as payment of $0.1 million due the law firm. In September 2004, we issued 22,000 shares of common stock to another of the Company's law firms as partial payment of amounts due the law firm. We extinguished $0.1 million of legal fees owed to the law firm based on a fair market value of $6.30 per share on the date of issuance. DVS and the law firm adjusted the number of shares as of the effective date of the registration statement covering the resale of the shares so that the aggregate fair market value of the shares issued as of that date equaled the $0.2 million obligation due the law firm as per the agreement. In November 2004, we issued an aggregate of 35,246 shares of our common stock and warrants to purchase an additional 7,189 shares of our common stock to two former employees of the Company in settlement of all claims relating to litigation for claimed compensation earned in prior years. The aggregate value of this settlement was $0.2 million, and because accrual for this liability had been entered in 2002 there was no effect on our financial statements in 2004 from this transaction.

On February 8, 2005 we amended our Amended and Restated Certificate of Incorporation to effect a 1-for-10 reverse split of the outstanding shares of common stock, effective on February 9, 2005.

In April 2005 we reached a settlement of a $3,4 million judgment awarded to Mali Kuo, our former CEO. The terms of settlement include the issuance of 8% preferred stock to creditors of Mali Kuo and the issuance of one year warrants for 100,147 shares of common stock exercisable at $4.50 per share. In connection with the settlement we agreed to register with the SEC the 1,001,470 shares of common stock issuable upon the conversion of the 8% preferred stock. The preferred stock automatically converts to 1,001,470 shares of common stock when the SEC declares the registration statement effective.

Preferred Stock

In September 2004, we entered into an agreement with the owner of 550,000 common shares of DVS Korea Co. Ltd., the Company's principal subsidiary ("DVSK"). The 550,000 shares represented a 2.62% ownership interest in DVSK. Under the terms of the agreement, the investor transferred its entire interest in DVSK to the Company in exchange for 396,722 shares of the Company's 8% Series C Convertible Preferred Stock and warrants to purchase an additional 19,836 shares of its common stock. Our ownership interest in DVSK would have increased from 51.14% to 53.76% as a result of the exchange. In connection with the purchase, we incurred a loss of $0.1 million. In December 2004, the owner reported to the Company that they were unable to transfer the shares to the Company. Instead, the owner sold the DVSK shares on the Kosdaq market and remitted the $0.2 million of proceeds to the Company. Accordingly, the Company's ownership interest in DVSK reverted back to 51.14%. In December 2004, the 396,722 shares of the Company's 8% series C convertible preferred were converted to 39,672 shares of the company's common stock.

In September 2004, we raised approximately $1.1 million in net proceeds. In connection with this transaction, we issued 2,081,964 shares of 8% Series C Convertible Preferred Stock (the "Preferred Stock")and 104,098 Class A Warrants ("Class A Warrants") to purchase shares of common stock. In addition, the investors received warrants entitling them to purchase an additional 50% of the number of Preferred Stock and Class A Warrants they had originally purchased, (the "Green Shoe Warrants"). The Class A Warrants are exercisable for five years at an exercise price of $6.10, subject to adjustment. In the event any Preferred Stock remains outstanding on September 20, 2007, the Company will issue a five-year Class B warrant for 50% of the number of shares into which the then-outstanding Preferred Stock is then convertible, also exercisable at $6.10 per share. The Preferred Stock will automatically convert into common stock in the event the Company's common stock trades at or above $12.20 per share for 20 consecutive trading days. We may redeem the Preferred Stock at various prices beginning at $.82 per share and at decreasing prices thereafter. In connection with the warrants issued on this financing, the Company incurred $0.5 million for the beneficial conversion feature which amount will be accreted as a preferred stock dividend using the interest method over the life of the instrument.

In December 2004, six investors exercised the Green Shoe Warrants and acquired 738,768 shares of (Preferred Stock") and 73,877 Class A Warrants (collectively, the Preferred Stock and Class A Warrants are referred to as the "Units" or the "Securities"). Each Unit consisted of one share of Preferred Stock and 50% warrant coverage. The consideration paid for the Securities was $0.61 per Unit (the "Purchase Price"), for aggregate gross proceeds of $450,648 to DVS. The Class A Warrants are exercisable for five years at an exercise price of $6.10, subject to adjustment. In the event any Preferred Stock remains outstanding on September 20, 2007, we will issue a five-year Class B warrant for 50% of the number of shares of common stock into which the then-outstanding Preferred Stock is then convertible, also exercisable at $0.61 per share. The Preferred Stock will automatically convert into common stock in the event our common stock trades at or above 200% of the $6.10 Purchase Price for 20 consecutive trading days. We may redeem the Preferred Stock at various prices beginning at 135% of the Purchase Price and at decreasing prices thereafter.

On January 31, 2005, two shareholders converted 114,753 shares of the Company's convertible preferred stock to 11,475 shares of its common stock.

11. Legal Matters

From time to time the Company is a party to various legal proceedings arising in the ordinary course of its business. The outcome of any pending legal matters may have a material adverse effect on the Company's business, operating results or financial condition.

On June 24, 2002, the Company filed a lawsuit in the Superior Court of California, County of Santa Clara, against Mali Kuo, Michael Chen and Meng Tek Ung, former officers, directors and employees of the Company. Subsequently, former employees D.K. Lu and Jia-Hong Zang were added as defendants. The lawsuit included causes of action for breach of fiduciary duties, negligent performance of employment duties and breach of employment contracts. The defendants filed cross claims against the Company seeking compensation they alleged was due to them under their employment agreements. In 2002, the Company established a reserve of $0.7 million for wages and expenses related to the compensation claims of Mali Kuo and the other former employees. In December 2004 and January 2005, the Company settled all claims with Michael Chen, D.K. Lu and Ming Tek Ung for 47,739 shares of common stock, warrants to acquire 7,189 shares of common stock at $6.10 per share and $58,750 in cash payments. The aggregate value of these settlements was $0.3 million. In April 2005, we settled with Jia-Hong Zang for an aggregate of 30,000 shares of common stock.

On February 1, 2005, the jury in the Mali Kuo litigation rendered a verdict against the Company finding that Ms. Kuo had a series of binding agreements with the Company and that she was entitled to approximately $2,670,000. On February 4, 2005, the judge entered the verdict, but stayed its enforcement for 70 days. On March 7 and 8, 2005, the judge heard the Company's motions for a new trial, a judgment notwithstanding the verdict ("JNOV") and equitable estoppel. On April 4, 2005 the judge denied the Company's motions. We filed an appeal on April 5, 2005. On April 8, 2005 the court entered a judgment against DVS totaling $3,420,000 including all fees, costs and interest. The entire liability was reserved in the financial statements for the fiscal year ended December 31, 2004. On April 29, 2005 we announced that we have reached an agreement with Mali Kuo to settle her $3.42 million judgment against the Company.

In August 2004, the Company filed a lawsuit against Oregon Power Lending Institute ("OPLI") in the Superior Court of California, County of Santa Clara, seeking to collect on a promissory note issued by OPLI (the "OPLI Note") in connection with the purchase of certain assets of the Company. The face amount of the OPLI Note was $3.45 million, and it was secured by a pledge of 86,250 shares of the Company's common stock, some of which was released upon partial payment of the note. After making payments on the OPLI Note, OPLI stopped payments, leaving a balance outstanding of approximately $1,974,000 secured by 54,194 shares of the Company's common stock. In our lawsuit we are seeking collection of the note and accrued interest. The note is carried on the Company's books at the market value of the collateral which was $123,000 as of March 31, 2005.

On October 29, 2004, the Company was named in a lawsuit filed by IDVD, Inc. in the Superior Court of California, County of Santa Clara, alleging that the OPLI Note had been assigned by the Company to IDVD as partial consideration for the purchase of a Chinese subsidiary of IDVD by the Company. IDVD is seeking the sum of $2.51 million, which it asserts is owed by the Company in connection with the purchase of the IDVD Chinese subsidiary. We vigorously dispute the allegations, and allege that the purported purchase agreement was never authorized by the board of directors, the purchase was never consummated under the laws of the Peoples Republic of China and that IDVD did not own the subsidiary at the time of the alleged sale to the Company and, as a consequence, IDVD has no standing to bring the lawsuit.

In March 2004, the former CEO of the Company's Korean subsidiary, DVSK, obtained in Korea an ex-parte writ of attachment on approximately $1 million of the stock we own in DVSK. The former CEO sought the writ of attachment based on claims for his salary for the remaining term of his employment agreement with DVSK and severance payments allegedly due to him. We denied any obligation for DVSK or the Company to pay such salaries or severance to the former CEO. In October 2004, we initiated a legal action to cancel the writ of attachment. On March 29, 2005, the Seoul High Court cancelled the attachment. In April the former CEO filed a last appeal to the Supreme Court to overturn the Seoul High Court's decision.  We are not aware at this time whether the former CEO will commence any legal action for the claimed severance payments in connection with this writ of attachment

On February 17, 2005, Kent Yu filed a lawsuit against the Company and DVS Korea in the Superior Court of California, County of Santa Clara. Mr. Yu alleges that he is the assignee of the equipment which had been allegedly sold by OPLI (who has been sued by the Company for non payment of the note) to DVS Korea in December 2000 for $600,000 and had not received payment. We have presented evidence to the attorneys representing Mr. Yu of timely payment of $600,000 by DVS Korea. Consequently, DVS and DVSK both deny any liability or further obligation.

In connection with the April 29, 2005 settlement with Mali Kuo, the Company agreed that it would enter into binding arbitration with Kent Yu, OPLI and IDVD and Ms. Kuo agreed to use her best efforts to cause Kent Yu, OPLI and IDVD to enter into binding arbitration with the Company within 30 days. The parties agree that any award payable by the Company shall be paid with common stock and warrants, net of any offsetting award to the Company.

While the Company has accrued certain amounts for the estimated settlement costs associated with these matters, there can be no assurance that these cases and other third party assertions will be resolved without costly litigation, in a manner that is not adverse to the Company's financial position, results of operations or cash flows or without requiring royalty payments in the future which may adversely impact gross margins. No estimate can be made of the possible loss or possible range of losses associated with the resolution of these contingencies.

12. Notes Payable and Line of Credit

We repaid $1.0 million on our credit line with our Korean banks in the first quarter, reducing the amount outstanding under the line of credit to $13.5 million. The total borrowing limit as of March 31, 2005 with these Korean banks was $20.2 million, though such credit lines are subject to significant discretion on the part of lenders. As of February 28, 2005, borrowing limits were $21.4 million and the expiration dates have been extended to March and October, 2005. On April 11, 2005 the Company was notified that the credit lines had been reduced by $3.0 million. These reductions are due to the adverse effects of changes in the Korean banking environment, coupled with the lenders' concerns over DVSK's losses. During the third quarter of 2004, DVSK pledged its building facility in Korea to one of the Korean banks as additional collateral. In July 2004, DVSK obtained two loans from a Chinese bank for $1.8 million each. The loans are collateralized by the Company's facility in China and have a one-year term with interest at LIBOR plus 0.7%. In September 2004, the Company obtained a $0.3 million loan due in two years at 8% interest. We also issued a warrant for 30,000 shares to this creditor.

13. Amendment to Certificate of Incorporation

On February 8, 2005 we amended our Amended and Restated Certificate of Incorporation to effect a 1-for-10 reverse split of the outstanding shares of common stock, effective on February 9, 2005.

14. Subsequent Events

On April 14, 2005 the Company sold 300,000 shares of the 500,000 shares of Enmedia Inc. Series A Preferred Stock which it owned. The selling price was $.52 per share, which resulted in a loss to the Company of $144,000.

15. Commitments and Contingencies

The Company leases its facilities and certain office equipment under non-cancelable leases that require the Company to pay operating costs, including property taxes, insurance and maintenance. Future minimum lease payments under these operating leases at March 31, 2005 are as follows (in thousands):

                                               Amount
                                            ------------
2005 ..................................... $        504
2006 .....................................          256
2007 .....................................           11
2008 .....................................           --
2009 .....................................           --
Thereafter ...............................           --
                                            ------------
                                           $        771
                                            ============

Rent expense charged to operations was approximately $.2 million each for the quarters ended March 31, 2005 and 2004.

DVS Korea has a license agreement with Phillips which requires payment of a $3.50 royalty on each "after-the agreement" sale of a DVD player.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and the condensed consolidated financial statements and notes thereto included herein for the three months ended March 31, 2005. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, expected operating results, including gross margins, revenues and expected losses, proposed introduction of new products, including anticipated features, functionality and timing thereof, expected impact on our gross margins of such new product introductions, anticipated sales of the Company's products, including levels of sales to specific customers, the markets for the Company's products, the development of the Company's products, expected spending levels for research and development and rates of inventory and receivable turns. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, failure to raise additional capital to operate and grow our business, failure to maintain existing lines of credit with Korean banks, failure to maintain our listing on the Nasdaq SmallCap Market, the failure to obtain market acceptance of DVD loaders and other Company products, the failure to achieve the planned growth of the Company's operations, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, timeliness of new product introductions, difficulties in conducting business in foreign countries such as China, South Korea and India, the competitive market for the Company's products and other factors described in this report under "Factors That May Affect Future Results," as well as in the Form 10-K for the year ended December 31, 2004 or in other documents the Company has filed from time to time with the Securities and Exchange Commission. A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuations of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions, among other things, could adversely affect our operating results.

Results of Operations

Overview

We have a 51% ownership interest in a subsidiary in South Korea (DVSK) which generates most of our revenues. DVSK has a majority ownership interest in a manufacturing joint venture in China where a significant portion of our production is performed and additional revenues are generated.

In 2004, the average unit selling price of DVD loaders sold to original equipment manufacturers ("OEM") of DVD players continued to decline to a level at which the Company determined that we would no longer be able to generate acceptable margins from the sale of these products. Accordingly, we have focused on developing products for users who will pay a premium for the increased functionality and reliability of our DVD products, such as automotive and read-write DVD products and DVD loaders for niche markets that continue to provide reasonable profit margins. We believe that our focus on higher margin products and markets should favorably impact our gross margins in future periods to the extent revenues derived from them increase.

During the first quarter of 2005, sales of our read-write and automotive products accounted for 24% and 52% of our revenues, respectively, favorably impacting our gross margins. Our gross margin of 9.9% in the first quarter was also influenced by revenues from our DVD player loaders which have achieved improved gross margins compared to the negative gross margin of (5.7%) incurred during the first quarter of 2004. Gross margins in the first quarter of 2004 were also impacted by inventory charges primarily related to the discontinuance of certain DVD products. We anticipate further improvements in gross profit contribution in future quarters to the extent sales of the automotive and read-write DVD products increase.

Working capital declined from a $7 million deficit at December 31, 2004 to a $9.7 million deficit at March 31, 2005. Our line of credit with banks in South Korea has been reduced to $18 million at April 11, 2005 and further reductions are possible going forward. Moreover, our operations in the United States will require additional funding for 2005 operating requirements. Consequently, an infusion of equity and/or debt subordinate to our existing bank debt will be required to help fund our operations. There is no assurance that we will be able to raise additional capital on acceptable terms or at all.

Results of Operations

The following table summarizes the Company's operating results (in thousands):

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2005       2004
                                                           ---------  ---------

Revenue.................................................. $  11,928  $  17,522
Gross profit.............................................     1,179       (992)
Loss from operations.....................................    (3,060)    (5,993)
Net loss.................................................    (2,603)    (4,688)

Revenues declined as the company abandoned unprofitable markets. We anticipate that increased sales of our automotive DVD products will result in improved gross margins in future periods. The availability of parts and working capital, however, may limit any growth in revenues. Further, because of the minority interest in DVSK, the Company will not fully realize all of DVSK's earnings when, and if, DVSK returns to profitability. Consequently, we anticipate that we are likely to incur net losses for at least another quarter.

The Three Months Ended March 31, 2005
Compared to the Three Months Ended March 31, 2004

The following table sets forth certain income and expense items expressed as a percentage of the Company's total revenue for the three month period ended March 31, 2005 compared with the three month period ended March 31, 2004.

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                   Percent of Revenue                        2005       2004
---------------------------------------------------------  ---------  ---------
Revenue..................................................     100.0%    100.0%
Gross margin.............................................       9.9%     (5.7)%
Research and development.................................       9.9%     10.0%
Sales and marketing......................................       6.7%      5.3%
General and administration...............................      18.9%     13.3%
Loss from operations.....................................     (25.7)%    (34.2)%
Net loss.................................................     (21.8)%    (26.8)%

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------      %
                  Consolidated Revenue                       2005       2004      Change
---------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................... $  11,928  $  17,522        (32)%

Total revenue decreased by $5.6 million, or 32%, for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004. This decrease is primarily attributable to a significant decrease in sales of our DVD loader products, which was partially offset by the increase in sales of our automotive DVD products, and, to a lesser extent, sales of our read-write products. In the quarter ended March 31, 2005, LG, DM-Tech and Ellion accounted for 11.3%, 10% and 8% of our revenue, respectively. In the quarter ended March 31, 2004, Ellion, Kaixinda, Farimex and Vestel accounted for 22%, 18%, 16% and 11% of our revenue respectively.

Ellion Digital, Inc., is a Korean DVD player manufacturer in which certain officers, directors and employees of DVSK have a significant ownership interest. The revenue generated from Ellion Digital is primarily related to the production of complete DVD systems. Sales to Ellion Digital substantially decreased during the three months ended March 31, 2005. It is anticipated that sales to Ellion will continue to diminish as Ellion unit shipments of DVD systems decline.

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------      %
                   Gross Profit (Loss)                       2005       2004      Change
---------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................... $   1,179  $    (992)      (219)%
As a percentage of revenue...............................       9.9%     (5.7)%       --

The increase in both gross profit and gross margin in the first quarter of 2005 as compared to the first quarter of 2004 is attributable to the sale of our automotive DVD products and the achievement of improved margins on our remaining DVD loader products.

Our products engineering group in South Korea has developed and intends to continue to develop DVD products for the automotive market that we expect will contribute to a higher gross margin in future periods. However, should the prices of our new products experience reductions in prices in the near term similar to our experience in the home consumer electronics market, our total margins will not improve as anticipated and our results of operations and financial position will be significantly weakened.

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------      %
                Research and Development                     2005       2004      Change
---------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................... $   1,186  $   1,745        (32)%
As a percentage of revenue...............................       9.9%     10.0%       --

Our research and development expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities and providing our OEM customers with custom design and value engineering options to meet their specific requirements. The decrease in expenses in the first quarter of 2005 as compared to the first quarter of 2004 was due to ending R&D activities in the U.S., and the effect of expense reductions at the Company. We expect to continue spending at approximately the same rate in absolute dollar terms during the remainder of 2005.

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------      %
                   Sales and Marketing                       2005       2004      Change
---------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................... $     794  $     931        (15)%
As a percentage of revenue...............................       6.7%      5.3%       --

Sales and marketing expenses consist primarily of employee related expenses, export freight and insurance, and advertising/promotional costs. The Company has sales and marketing organizations in Korea, China, India and the United States. The $0.1 million decrease in expenses from the comparable three month period in 2004 is primarily due to the closing of a sales office in Shanghai.

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------      %
               General and Administrative                    2005       2004      Change
---------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................... $   2,259      2,325         (3)%
As a percentage of revenue...............................      18.9%     13.3%       --

General and administrative expenses consist of administrative salaries, bonuses, benefits, insurance, facility, legal, accounting services, investor relations and other business support costs. The decrease in general and administrative expenses of $0.1 million in the first quarter of 2005 as compared to the first quarter of 2004 is due primarily to reduced travel, facility and support costs partially offset by higher legal fees.

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------      %
                Other Income / (Expense)                     2005       2004      Change
---------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands).................................... $     (52)       (61)       (15)%
As a percentage of revenue...............................      (0.4)%     (0.3)%       --

Other expense of $0.05 million in the three months ending March 31, 2005 consisted primarily of a $0.2 million charge to write down to current market the Company's stock collateralizing a note receivable from OPLI, partially offset by $.1 million of interest income. In the three months ended March 31, 2004 other expense of $0.1 million consisted primarily of an exchange loss of $0.3 million offset by $.02 million of other income.

Interest expense of $0.2 million and $0.3 million in the three months ending March 31, 2005 and 2004, respectively, consisted primarily of costs associated with borrowings outstanding during the quarters.

Liquidity and Capital Resources

At March 31, 2005, the Company had $9.1 million of cash and equivalents, of which $7.7 million was restricted as collateral under the terms of our lines of credit.

Net cash used by operating activities was $1.4 million during the first three months of 2005. During the three month period, we experienced a net loss of $3.3 million, adjusted by the non-cash reduction in the minority interest of the investors of our DVSK subsidiary and China joint venture of $.7 million. Inventories decreased by $2.6 million due to shipments of read-write DVD products, and our ongoing liquidation of our legacy DVD products. Accounts receivable decreased by $1 million, and depreciation and amortization was $.8 million. These sources of funds were partially offset by a decrease in accounts payable of $2.0 million.

Net cash used in investing activities was $0.07 million for the three months ended March 31, 2005, which consisted of the acquisition of $0.1 million of property and equipment, primarily tooling and equipment in Korea, and an increase of $0.14 million in restricted cash, partially offset by $0.18 million of proceeds from the disposal of fixed assets and marketable securities.

Net cash used in financing activities was $.67 million for the three months ended March 31, 2005. We repaid $.8 million on our line of credit with our Korean banks. The cash provided by financing activities in this period was primarily from the $.1 million in proceeds from the sales of shares of common stock, and $.1 million from the accrual of dividends on preferred stock

Our bank lines in South Korea have been reduced as of April 11, 2005 to $18 million due to the adverse effects resulting from changes in the banking environment, coupled with our current operating levels and concern over our losses. In the current circumstances, management believes further reductions in our line of credit are possible. We have sought to offset these reductions in our lines of credit by requesting prepayments from our customers on our new products and extended payment terms from our vendors. Because such accommodations are largely at the discretion of our customers and vendors, there is no assurance that we will continue to be successful in these actions. In addition, our operations in the United States will require additional capital in order to meet anticipated operating requirements in 2005. Therefore, we believe that an infusion of equity and/or debt subordinate to our existing bank debt will be required to help fund our operations.

We have reached an agreement with financing sources to raise capital during the second quarter of 2005 followed by additional tranches through February 2006. There is no assurance, however that the additional capital will be provided in accordance with the amounts, terms and schedule provided by the source. If we do not raise additional capital, we may not be able to meet our financial obligations, and may have to cease or significantly curtail our operations.

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2005.

                                              Payments Due by Period (in 000's)
                                     -----------------------------------------------------
                                                  Less
                                                  than                             After
Contractual Obligations                Total     1 year    1-3 years  4-5 years   5 years
-----------------------------------  ---------  ---------  ---------  ---------  ---------
Operating lease obligations........ $     755  $     590  $     162  $       3  $      --
Line of credit.....................    13,479     13,479         --         --         --
Notes payable......................     3,603      3,603         --         --         --
Long-term debt.....................       255         --        255         --         --
                                     ---------  ---------  ---------  ---------  ---------
Total contractual obligations...... $  18,092  $  17,672  $     417  $       3  $      --
                                     =========  =========  =========  =========  =========

Off-Balance Sheet Arrangements

The Company had no "Off-Balance Sheet Arrangements" (as defined by Item 303 of Regulation S-K) at March 31, 2005.

Recent Accounting Pronouncements

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, (EITF 03-06), Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share. EITF 03-06 which addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The EITF 03-06 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 was effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on the Company's results of operations or financial position.

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

Revenue Recognition

Net revenue includes product and component sales. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. These criteria are met at the time the product is shipped to the customer. Shipping terms are free on board shipping point. Returns and discounts on sales are deducted from revenue upon issuance of a credit memo. Returns for products under warranty are repaired and returned to the customer at the Company's cost. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. We had a warranty reserve of $28,000 at March 31, 2005 and December 31, 2004.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the Company's existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. We determine the allowance based on historical write-off experience, current market trends and, for larger accounts, the ability to pay outstanding balances. We continually review our allowance for doubtful accounts. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

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

Deferred Taxes

We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. At March 31, 2005 we had provided a valuation allowance for the entire amount of tax assets net of tax liabilities. To the extent that we increase or decrease a valuation allowance in a period, the resulting expense or benefit is included within the tax provision. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

Intangibles

We assess the impairment of identifiable intangibles annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Significant under performance relative to projected operating result, changes in the manner of our use of the acquired assets and significant negative industry or economic trends are the more significant indicators that we consider. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Determining Functional Currencies for the Purpose of Consolidation

Our majority owned Korean subsidiary and Chinese joint venture represent the vast majority of our revenues, assets, and liabilities at March 31, 2005. In preparing our consolidated statements, we are required to translate the financial statements of the foreign entity from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, under the relevant accounting guidance are either included within the statement of operations or as a separate part of our net equity under the caption "cumulative translation adjustment."

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

Our last recorded annual profit was for the 2001 fiscal year. Since December 31, 2001, we have incurred cumulative losses of $23.5 million. We cannot assure you that we will achieve profitability in 2005 or thereafter.

We rely upon bank credit facilities which are subject to periodic renewal, at which time they may be maintained, reduced, or withdrawn.

We have credit facilities with five Korean banks that have been reduced from a total borrowing limit of $43.8 million at December 31, 2003 to approximately $20.2 million at March 31, 2005. On April 11, 2005, the borrowing limit was reduced to $18.0 million. These reductions are due to the adverse effects of change in the Korean banking environment, coupled with the lenders' concerns over our losses. These credit lines are subject to significant discretion on the part of the lenders. We also have $3.6 million in loans from a bank in China as of March 31, 2005 that are secured by real estate owned by our joint venture in Shanghai and due in July 2005. There is no assurance that the lenders will continue to extend credit facilities at current or any reduced levels. If the banks were to reduce or terminate these credit facilities, our working capital and our ability to maintain our operations at current or projected levels could be significantly impacted. In particular, the growth of automotive DVD business requires working capital to finance accounts receivable, and our growth in the automotive sector could be severely curtailed without adequate working capital.

Our capital resources may not be sufficient to meet our capital requirements.

Since our inception, we have periodically experienced negative cash flow from operations and could experience significant negative cash flow from operations in the future. Our current and future capital requirements are substantial, and, at present, cash generated from operations is not sufficient to meet these requirements. We cannot be sure in the future that cash generated from operations will be sufficient to meet our requirements or that financing will be available at favorable terms when required, or at all. Currently and in recent years, we have experienced significant shortages in our cash flows and have experienced difficulties in funding our operating expenses and paying our creditors. In April 2005, we obtained an agreement from a former CEO to provide up to $25 million of financing in tranches beginning in May 2005 and ending in February 2006. If we are not successful in raising additional capital through this arrangement or another offering, we may not be able to meet our financial obligations to our creditors when they become due and we may have to curtail or cease certain operations.

Our auditors have a substantial doubt about our ability to continue as a going concern.

In their report in connection with our 2004 financial statements, our auditors included an explanatory paragraph stating that, because we have incurred significant net losses and as of December 31, 2004 have a net capital deficiency and a working capital deficiency, there is substantial doubt about our ability to continue as a going concern. Our continued existence will depend in large part upon our ability to successfully secure additional financing to fund future operations. In April 2005, we obtained an agreement from a former CEO to provide up to $25 million of financing in tranches beginning in May 2005 and ending in February 2006. If this financing is not provided according to the agreement, and if in the future we are not able to achieve positive cash flow from operations or to secure additional financing as needed, we may again experience the risk that we will not be able to continue our operations. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment.

Pending litigation could have a substantial negative effect on our capital and could adversely impact our ability to obtain additional financing.

We have been involved in a lawsuit in the Superior Court of California, County of Santa Clara, wherein we are suing to collect approximately $1.97 million due on a promissory note. Another company, ("IDVD") filed a lawsuit in the Superior Court of California, County of Santa Clara, seeking to collect $1.95 million on the same note, which it alleges was assigned to them as consideration for the sale of a Chinese subsidiary company they allegedly sold to us. In addition to trying to collect on the note, the plaintiff is seeking $0.6 million in cash it alleges was part of the purchase price. In February 2005, an individual, ("Yu") filed a lawsuit in the Superior Court of California, County of Santa Clara, seeking to collect $0.6 million on a related purported amount due OPLI, which the individual claims was assigned to him. In connection with the April 29, 2005 settlement with Mali Kuo, we agreed that we would enter into binding arbitration with Kent Yu, OPLI and IDVD and Ms. Kuo agreed to use her best efforts to cause Kent Yu, OPLI and IDVD to enter into binding arbitration within 30 days. The parties agreed that any award payable by the Company shall be paid with common stock and warrants, net of any offsetting award to the Company. There is no assurance that the parties will submit to binding arbitration or what the outcome of such arbitration may be. Continuing uncertainty regarding resolution of these matters hampers any financing prospects.

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

A downturn in the market for consumer products, such as DVD players that incorporate our products, can also harm our operating results. In addition, some of our customers may place orders at or near the end of a quarter. As a result, we may not learn of revenue shortfalls until late in a quarter and may not be able to predict future revenues with accuracy. Additionally, large portions of our costs consist of salaries for personnel and materials that must be ordered several months in advance. These costs are based in part on our expectations for future revenues and are relatively fixed in the short term. As a result, any revenue shortfall below expectations would likely harm our operating results.

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

Products sold to our top five customers accounted for approximately 60% and 56% of our revenue during the years ended December 31, 2003 and 2004, respectively. Products sold to our top 10 customers accounted for approximately 88%, 67%, 78% and 70.3% of our revenue during the fiscal years ended December 31, 2001, 2002, 2003 and 2004, respectively. In the year ended December 31, 2004, Ellion Digital, Kaixinda and Samsung Electronics accounted for 19%, 14% and 7% of our revenue, respectively. In the quarter ended March 31, 2005, LG, DM-Tech, Samsung and Ellion Digital accounted for 11.3%, 10%, 9.4% and 7.9% of our revenue, respectively. We anticipate that our sales may continue to be concentrated in a few major accounts. If we were to lose any of our principal customers or experience any substantial reduction in orders from these customers, our revenues and operating results would suffer.

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

On April 1, 2005, we were notified by Nasdaq that we had satisfied its listing requirements subject to the condition that the financial statements contained in each of our periodic reports for periods ending on or before March 31, 2006 must evidence shareholders' equity of at least $2.5 million; and that if, during this monitor period, the Company should fail to meet the shareholders' equity requirement, or otherwise fail to satisfy any other requirement for continued listing, the Panel will promptly consider the reasons for such a failure and thereafter render a determination with respect to our continued listing on The Nasdaq SmallCap Stock Market, which could result in the delisting of the Company's securities from The Nasdaq SmallCap Stock Market. As of March 31, 2005 and December 31, 2004 we show a stockholders' deficit of $2.7 million and $0.3 million, respectively and therefore are not in compliance with this shareholders equity requirement.

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

To permit the growth of our business operations in the future, we will need to bring new products to market, which will likely require significant working capital. We have established credit facilities with certain Korean banks with a total borrowing limit of about $18 million as of April 11, 2005. We have also formed alliances with state-run businesses in China, which have committed to substantial amounts of trade credit and financing for production in China under certain terms. However, there is no assurance that these credit facilities will always be available. An equity offering has been initiated to meet our capital needs for at least the next twelve months, but we cannot assure you that any future equity financing will be available on terms acceptable to us, if at all. In addition, if we issue shares of our common stock, our shareholders will experience dilution with respect to their investment.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and our investment portfolio. Our borrowings consist primarily of amounts outstanding under our lines of credit, which totaled approximately $13.5 million at March 31, 2005.  While the interest rates under our credit lines are fixed, because the terms of such lines are relatively short, they must frequently be renewed, at which time the interest rates are reset based upon prevailing rates.   We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investments consist primarily of commercial paper and certificates of deposits. Due to the nature of our investments, we believe that there is no material risk exposure. Cash equivalents and short-term investment are carried at cost, which approximates market value, and investments in marketable debt securities are carried at amortized cost, which approximates market value.

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

The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, were not effective in ensuring that material information relating to the Company, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

In assessing the effectiveness of the Company's internal control over financial reporting as of March 31, 2005, management identified the inadequate depth of senior and middle management accounting personnel at its Korea and China subsidiaries as a material weakness in the operating effectiveness of the Company's internal controls:

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

We continue to evaluate the need for further improvements to internal control over our financial reporting and procedures, including further formalizing of our processes and policies.

(b)   Changes in internal control over financial reporting.

During the first quarter of fiscal 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

(c) Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance that the control system's objectives will be met and the Company's management, including the CEO and CFO, believe that the Company's disclosure controls and procedures and internal control over financial reporting are effective in providing reasonable assurance that the control system's objectives are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time a party to various legal proceedings arising in the ordinary course of our business. The outcome of any pending legal matters may have a material adverse effect on our business, operating results or financial condition.

On June 24, 2002, the Company filed a lawsuit in the Superior Court of California, County of Santa Clara, against Mali Kuo, Michael Chen and Meng Tek Ung, former officers, directors and employees of the Company. Subsequently, former employees D.K. Lu and Jia-Hong Zang were added as defendants. The lawsuit included causes of action for breach of fiduciary duties, negligent performance of employment duties and breach of employment contracts. The defendants filed cross claims against the Company seeking compensation they allege was due to them under their employment agreements. In 2002, the Company established a reserve of $0.7 million for wages and expenses related to the compensation claims of Mali Kuo and the other former employees. In December 2004 and January 2005, we settled all claims with Michael Chen, D.K. Lu and Meng Tek Ung for 47,739 shares of common stock, warrants to acquire 7,189 shares of common stock and $58,750 in cash payments. The aggregate value of these settlements was $0.3 million. In April 2005, we settled with Jia-Hong Zang for an aggregate of 30,000 shares of common stock.

On February 1, 2005, the jury in the Mali Kuo litigation rendered a verdict against the Company finding that Ms. Kuo had a series of binding agreements with the Company and that she was entitled to approximately $2,670,000. On February 4, 2005, the judge entered the verdict, but stayed its enforcement for 70 days. On March 7 and 8, 2005, the judge heard the Company's motions for a new trial, a judgment notwithstanding the verdict ("JNOV") and equitable estoppel. On April 4, 2005 the judge denied the Company's motions. We filed an appeal on April 5, 2005. On April 8, 2005 the court entered the judgment totaling $3,420,000 including all fees, costs and interest. The entire liability was reserved in the financial statements for the fiscal year ended December 31, 2004. On April 29, 2005 we announced that we reached an agreement with Mali Kuo to settle her $3.42 million judgment against the Company.

In August 2004, the Company filed a lawsuit against Oregon Power Lending Institute ("OPLI") in the Superior Court of California, County of Santa Clara, seeking to collect on a promissory note issued by OPLI (the "OPLI Note") in connection with the purchase of certain assets of the Company. The face amount of the OPLI Note was $3.45 million, and it was secured by a pledge of 86,250 shares of the Company's common stock, some of which was released upon partial payment of the note. After making payments on the OPLI Note, OPLI stopped payments, leaving a balance outstanding of approximately $1,974,000, secured by 54,194 shares of the Company's common stock. We seek collection of the note and accrued interest which totals $1,974,000. The note is carried on the Company's books at the market value of the collateral which was $123,000 as of March 31, 2005.

On October 29, 2004, the Company was named in a lawsuit filed by IDVD, Inc. in the Superior Court of California, County of Santa Clara, alleging that the OPLI Note had been assigned by the Company to IDVD as partial consideration for the purchase of a Chinese subsidiary of IDVD by the Company. IDVD is seeking the sum of $2.51 million, which it asserts is owed by the Company in connection with the purchase of the IDVD Chinese subsidiary. We vigorously dispute the allegations, and allege that the purported purchase agreement was never authorized by our board of directors, the purchase was never consummated under the laws of the Peoples Republic of China and that IDVD did not own the subsidiary at the time of the alleged sale to the Company and, as a consequence, IDVD has no standing to bring the lawsuit.

In March 2004, the former CEO of the Company's Korean subsidiary, DVSK, obtained in Korea an ex-parte writ of attachment on approximately $1 million of the stock we own in DVSK. The former CEO sought the writ of attachment based on claims for his salary for the remaining term of his employment agreement with DVSK and severance payments allegedly due to him. We deny any obligation for DVSK or the Company to pay such salaries or severance to the former CEO. In October 2004, we initiated a legal action to cancel the writ of attachment. On March 29, 2005, the Seoul High Court cancelled the attachment. In April the former CEO filed a last appeal to the Supreme Court. We are not aware at this time whether the former CEO will commence any legal action for the claimed severance payments in connection with this writ of attachment.

On February 17, 2005, Kent Yu filed a lawsuit against the Company and DVS Korea in the Superior Court of California, County of Santa Clara. Mr. Yu alleges that he is the assignee of the equipment which had been allegedly sold by OPLI (who has been sued by the Company for non payment of the note) to DVS Korea in December 2000 for $600,000 and had not received payment. We have presented evidence to the attorneys representing Mr. Yu of timely payment of $600,000 by DVS Korea. Consequently, DVS and DVSK both deny any liability or further obligation.

In connection with the April 29, 2005 settlement with Mali Kuo, the Company agreed that it would enter into binding arbitration with Kent Yu, OPLI and IDVD and Ms. Kuo agreed to use her best efforts to cause Kent Yu, OPLI, and IDVD to enter into binding arbitration within 30 days. The parties agreed that any award payable by the Company shall be paid with common stock and warrants, net of any offsetting award to the Company.

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

Date: May 23, 2005

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