Form 10-Q/A
period 2005-03-31
DIGITAL VIDEO SYSTEMS INC
filed 2005-05-25
CIK 1009395

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q for the period ended March 31, 2005 is being filed solely for the purpose of including the following statement:

A review of the Condensed Consolidated Financial Statements herein was not completed by the Company's independent registered public accounting firm prior to the deadline for filing this Form 10-Q, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934.

DIGITAL VIDEO SYSTEMS, INC.
Form 10-Q/A
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

Date: May 24, 2005

DIGITAL VIDEO SYSTEMS, INC.

By: /s/ MALI KUO
Mali Kuo
Chief Executive Officer
(Principal Executive Officer)

/s/ DOUGLAS T.WATSON
Douglas T. Watson
Acting Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Previously filed with the Registrant's Form 10-Q for the Period Ended March 31, 2005, filed on May 23, 2005.