Form 10-Q/A
period 2005-03-31
DIGITAL VIDEO SYSTEMS INC
filed 2005-09-28
CIK 1009395

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-28472

DIGITAL VIDEO SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0333728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

357 Castro Street, Suite 5
Mountain View, California    94041
(Address of Principal Executive Offices including Zip Code)

(650) 938-8815
(Registrant's Telephone Number, Including Area Code)

430 Cambridge Avenue, Suite 110
Palo Alto, California    94306
(Former address, if changed since last report)

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-Q for the period ended March 31, 2005 is being filed for the restatement of previously reported quarterly financial information - See: Notes to Condensed Interim Consolidated Financial Statements - Note 16 (Unaudited).

DIGITAL VIDEO SYSTEMS, INC.
Form 10-Q/A
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Digital Video Systems, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

                                                                                               March 31,     December 31,
                                                                                                 2005            2004
                                                                                           (Restated-Note16)
                                                                                              (Unaudited)
                                                                                            ---------------  ------------
                                          ASSETS
Current assets:
   Cash and cash equivalents.............................................................. $         1,393  $      3,359
   Restricted cash........................................................................           7,667         7,524
   Marketable securities..................................................................             115           166
   Accounts receivable, net, less allowance for doubtful accounts
      of $105 for 2005, and $125 for 2004.................................................           2,938         3,168
   Accounts receivable - related party, net, less allowance for doubtful accounts
      of $816 for 2005 and $810 for 2004..................................................             642         1,395
   Inventories, net.......................................................................           7,862        10,040
   Prepaid expenses and other current assets..............................................           1,394         1,526
   Note receivable - related party........................................................              --           341
                                                                                            ---------------  ------------
        Total current assets..............................................................          22,011        27,519
Property and equipment, net ..............................................................          10,252        10,877
Intangibles, net..........................................................................              21            84
Other assets..............................................................................           1,018           803
                                                                                            ---------------  ------------
        Total assets...................................................................... $        33,302  $     39,283
                                                                                            ===============  ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit......................................................................... $        13,479  $     14,250
   Notes payable..........................................................................           3,603         3,604
   Accounts payable.......................................................................           8,703        10,467
   Accounts payable - related party.......................................................              --           245
   Accrued liabilities (includes $3.4 million settlement with stockholder & current CEO)..           7,939         6,124
                                                                                            ---------------  ------------
        Total current liabilities.........................................................          33,724        34,690

Long-term debt............................................................................             255           238
                                                                                            ---------------  ------------
Total liabilities.........................................................................          33,979        34,928
                                                                                            ---------------  ------------
Minority interest.........................................................................           4,043         4,666
                                                                                            ---------------  ------------
Commitments and contingencies (Note 15)

Stockholders' equity:
   Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 2,624,012 and
  2,738,765 shares issued and outstanding, respectively 3/31/05 and 12/31/04..............              --            --
   Common stock, $0.0001 par value, 30,000,000 shares authorized; 1,242,668 and
 1,220,794 shares issued and outstanding, respectively 3/31/05 and 12/31/04...............              --            --
   Additional paid-in capital.............................................................          83,597        83,427
   Accumulated other comprehensive income.................................................           2,773         2,668
   Accumulated deficit....................................................................         (91,090)      (86,406)
                                                                                            ---------------  ------------
Total stockholders' equity................................................................          (4,720)         (311)
                                                                                            ---------------  ------------
Total liabilities and stockholders' equity................................................ $        33,302  $     39,283
                                                                                            ===============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

                                                                 Three Months Ended
                                                                       March 31,
                                                              ----------------------
                                                          (Restated-Note 16)
                                                                 2005        2004
                                                              -----------  ---------
Net revenue................................................. $    11,928  $  17,522
Cost of revenue.............................................      10,749     18,514
                                                              -----------  ---------
Gross profit (loss).........................................       1,179       (992)
                                                              -----------  ---------
Operating expenses:
  Research and development..................................       1,186      1,745
  Sales and marketing.......................................         794        931
  General and administrative................................       2,221      2,325
                                                              -----------  ---------
     Total operating expenses...............................       4,201      5,001
                                                              -----------  ---------
     Loss from operations...................................      (3,022)    (5,993)
Interest expense............................................        (207)      (317)
Other income (expense), net.................................      (2,066)       (61)
                                                              -----------  ---------
Loss before minority interest and income taxes..............      (5,295)    (6,371)
Provision for (benefit from) Income taxes...................          --         --
                                                              -----------  ---------
Loss before minority interest...............................      (5,295)    (6,371)
Minority interest...........................................         716      1,683
                                                              -----------  ---------
Net loss....................................................      (4,579) $  (4,688)
Dividends on preferred stock................................         105         --
                                                              -----------  ---------
Net loss available to common shareholders...................      (4,684)    (4,688)
                                                              ===========  =========

Basic and diluted net loss available to common shareholders. $     (3.86)     (4.87)
                                                              ===========  =========
Weighted average common shares and
   equivalent outstanding...................................       1,212        962
                                                              ===========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements Of Cash Flows
(in thousands)
(Unaudited)

                                                                    Three Months Ended
                                                                          March 31,
                                                                   ----------------------
                                                               (Restated-Note 16)
                                                                      2005        2004
                                                                   ----------  ----------
Cash flows from operating activities:
Net loss......................................................... $   (4,579) $   (4,688)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Gain on disposal of fixed assets.............................        (14)         --
    Minority interest............................................       (716)     (1,683)
    Depreciation and amortization................................        789       1,007
    Recovery of overestimated bad debt expense...................        (31)         --
    Write down of notes receivable...............................        341          --
    Reserve for inventory........................................       (381)         --
    Issuance of common stock for services provided...............         --         129
    Amortization of deferred compensation........................         --           1
    Extinguishment of accrued liability in connection
      with legal settlement......................................         61          --
    Stock compensation expense...................................        (38)         --
    Noncash interest expense.....................................          6          --
Changes in operating assets and liabilities:
    Accounts receivable .........................................        250      (2,532)
    Accounts receivable - related party..........................        751         255
    Inventories..................................................      2,560       5,271
    Prepaid expenses and other current assets....................        132        (161)
    Other assets.................................................       (215)       (356)
    Accounts payable ............................................     (1,764)       (688)
    Accounts payable related party...............................       (245)       (524)
    Accrued liabilities..........................................      1,750         116
                                                                   ----------  ----------
Net cash used in operating activities............................     (1,343)     (3,853)
                                                                   ----------  ----------
Cash flows from investing activities:
   Acquisition of property and equipment.........................       (100)       (885)
   Proceeds from the disposal of fixed assets....................        127          --
   Proceeds(purchases) of marketable securities..................         51        (237)
   Decrease (increase) in restricted cash........................       (143)        441
                                                                   ----------  ----------
Net cash used in investing activities............................        (65)       (681)
                                                                   ----------  ----------
Cash flows from financing activities:
   Proceeds from the sale of subsidiary shares...................        106       2,002
   Proceeds from the exercise of options and warrants............         --          57
   Repayment of line of credit,net...............................       (771)     (2,808)
   Proceeds from notes payable...................................         --       3,000
   Repayment of notes payable....................................         --      (1,864)
                                                                   ----------  ----------
Net cash provided by (used in) financing activities..............       (665)        387
                                                                   ----------  ----------
Effect of exchange rate changes..................................        107         741
                                                                   ----------  ----------
Net decrease in cash and cash equivalents........................     (1,966)     (3,406)
Cash and cash equivalents at beginning of period.................      3,359       6,444
                                                                   ----------  ----------
Cash and cash equivalents at end of period....................... $    1,393  $    3,038
                                                                   ==========  ==========
Non-cash financing activity
Dividends on preferred stock                                      $      105  $       --
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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include impairment write-downs of fixed assets and intangibles, the level of accounts receivable and inventory reserves, and the valuation allowance for deferred tax assets, stock compensation expense, warranty accruals and the valuation of notes receivable. We have identified inventory items which could be surplus to our operational requirements, and believe we have adequately reserved to cover our exposure. However, significant estimation was required in recording inventory at the lower of cost or net realizable value. These estimates could change in the future which could significantly affect the financial statements. Actual results could differ from those estimates.

We have incurred net losses from operations for the last three years and three months ended March 31, 2005, and have an accumulated deficit of $91.1 million and a working capital deficit of $11.7 million at March 31, 2005. Management recognizes the need for an additional infusion of cash within the next quarter. We anticipate that we will acquire additional funding and may sell additional shares of our common or preferred stock through private placements or further public offerings, or we may seek additional credit facilities. The sales of additional equity or convertible securities may result in additional dilution to existing stockholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights that are senior to existing stockholders and could contain covenants that would restrict operations. Any additional financing may not be available in amounts or on terms acceptable to the Company, if at all. Additionally, the Company is involved in several outstanding legal matters, and an unfavorable outcome from one or more of these matters could result in a material adverse effect upon the Company's financial position and results of operations. While the Company is aggressively pursuing additional financing, there can be no assurance that the Company will be successful in its efforts to achieve profitable operations, generate sufficient cash from operations or obtain additional funding sources. We have reached an agreement with financing sources to raise capital during the second quarter of 2005 followed by additional tranches through February 2006. There is no assurance, however that the additional capital will be provided in accordance with the amounts, terms and schedule provided by the source. If we do not raise additional capital, we may not be able to meet our financial obligations, and may have to cease or significantly curtail our operations.

Working capital declined from a $7 million deficit at December 31, 2004 to a $11.7million deficit at March 31, 2005. Our total net borrowing with banks in South Korea has been reduced to $13.5, less $7.7 million in restricted cash at March 31, 2005 and further reductions are possible going forward. Moreover, our operations in the United States will require additional funding for 2005 operating requirements. Consequently, an infusion of equity and/or debt subordinate to our existing bank debt will be required to help fund our operations. There is no assurance that we will be able to raise additional capital on acceptable terms or at all.

On April 1, 2005, we were notified by Nasdaq that we had satisfied its listing requirements subject to the condition that the financial statements contained in each of our periodic reports for periods ending on or before March 31, 2006 must evidence shareholders' equity of at least $2.5 million; and that if, during this monitor period, the Company should fail to meet the shareholders' equity requirement, or otherwise fail to satisfy any other requirement for continued listing, the Nasdaq will promptly consider the reasons for such a failure and thereafter render a determination with respect to our continued listing on The Nasdaq SmallCap Stock Market, which could result in the delisting of the Company's securities from The Nasdaq SmallCap Stock Market. As of March 31, 2005 and December 31, 2004, we show a stockholders' deficit of $4.7 million and $0.3 million, respectively and therefore are not in compliance with this shareholders equity requirement.

On July 13, 2005, the Company received a letter stating that the Nasdaq Listing Qualifications Panel had determined to delist the securities of the Company effective as of the open of business on July 15, 2005. The delisting was based on the company's ongoing non-compliance with the Nasdaq's shareholders' equity and filing requirements. The letter stated that the Company had not filed a Form 10Q/A with the required SAS review, nor had it given the Panel any expected filing date, but rather asked the Panel to take no action as the Company completes its review process. The Company requested a review of the Nasdaq's decision and is currently preparing a response to the Nasdaq.

In their report in connection with our 2004 financial statements, our auditors included an explanatory paragraph stating that, because we have incurred significant net losses and as of December 31, 2004 have a net capital deficiency and a working capital deficiency, there is substantial doubt about our ability to continue as a going concern. Our continued existence will depend in large part upon our ability to successfully secure additional financing to fund future operations. In April 2005, we obtained an agreement from a former CEO of the Company to provide up to $25 million of financing in tranches beginning in May 2005 and ending in February 2006. This agreement is still in effect. If this financing is not provided according to the agreement, and if in the future we are not able to achieve positive cash flow from operations or to secure additional financing as needed, we may again experience the risk that we will not be able to continue our operations. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment.

There can be no assurance that we will be able to comply with the quantitative and corporate governance maintenance criteria or any of the other Nasdaq SmallCap Market's rules in the future. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

2. Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by January 1 in the first quarter ending March 31, 2006.

On March 29, 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff's interpretation of SFAS 123(R). This interpretation expresses the views of the Staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the Staff's views regarding the valuation of share-based payment arrangements by public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company will adopt SAB 107 in connection with its adoption of SFAS 123(R), which could have a material impact on the Company's consolidated financial position, results of operations and cash flows.

In December 2004 the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". SFAS No. 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No.123(R) replaces FASB SFAS No.123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No.123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, FASB No. 123 permitted entities the option of continuing to apply the guidance in Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Originally public entities (other than those filing as small business issuers) would have been required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission (SEC) announced a delay of up to six months in the effective date of the option-expensing requirements set forth in SFAS No. 123(R). For public companies with less than $25 million in revenues, the new effective date for compliance with SFAS No. 123(R) is the first quarter of their first fiscal year beginning after December 15, 2005. We are still evaluating the transition provisions allowed by SFAS No. 123(R) which could have a material impact on the Company's consolidated financial position, results of operations and cash flows.

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

In December 2004, the FASB issued SFAS No.153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions." The amendments made by SFAS No.153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non--monetary assets that do not have commercial substance. Previously, APB Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some non-monetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes the SFAS No. 153 produces financial reporting that more faithfully represents the economics of the transactions. The SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of the SFAS No. 153 shall be applied prospectively. We have evaluated the impact of the adoption of SFAS No.153, and do not believe the impact will be significant to the Company's overall results of operations or financial position.

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

                                                                Three Months Ended
                                                                     March 31,
                                                              ----------------------
                                                                 2005        2004
                                                              -----------  ---------
Net loss available to common shareholders................... $    (4,684) $  (4,688)

Add:  Stock-based compensation, as reported.................          --          1
Deduct:  Total stock-based compensation
   determined under fair value based method
   for all awards...........................................         (91)      (126)
                                                              -----------  ---------
Adjusted net loss, fair value
   method for all stock-based awards........................ $    (4,775) $  (4,813)
                                                              ===========  =========

Basic and diluted loss per share - as reported.............. $     (3.86) $   (4.87)
                                                              ===========  =========
Basic and diluted loss per share - pro forma................ $     (3.94) $   (5.00)
                                                              ===========  =========

The fair value for each option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

                                                                Three Months Ended
                                                                     March 31,
                                                              ----------------------
                                                                 2005        2004
                                                              -----------  ---------
Weighted average risk-free interest rates ..................        4.03%      1.81%
Average expected life (in years)............................         3.0        3.0
Volatility..................................................         102%       155%

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

4. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the periods, except those that are anti-dilutive. Basic and diluted net loss per share is calculated as follows (in thousands):

                                                                Three Months Ended
                                                                     March 31,
                                                              ----------------------
                                                                 2005        2004
                                                              -----------  ---------
Net loss available to common shareholders................... $    (4,684) $  (4,688)
                                                              ===========  =========

Weighted average common shares outstanding(1)...............       1,237        987
Weighted average unvested restricted stock(1)...............         (25)       (25)
                                                              -----------  ---------
Weighted average common shares outstanding - basic(1).......       1,212        962
                                                              ===========  =========

(1) At March 31, 2005 and 2004, 559,478 and 536,228 shares underlying options and warrants, respectively, were excluded from the calculation of the diluted earnings per share calculation because the effect is anti-dilutive.

5. Comprehensive Loss

The components of comprehensive loss available to common shareholders, net of tax, are as follows (in thousands):

                                                                Three Months Ended
                                                                     March 31,
                                                              ----------------------
                                                                 2005        2004
                                                              -----------  ---------
Net loss available to common shareholders................... $    (4,684) $  (4,688)
Cumulative foreign currency translation adjustments.........         105        381
                                                              -----------  ---------
  Comprehensive loss available to common shareholders....... $    (4,579) $  (4,307)
                                                              ===========  =========

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

Geographic information for revenues is as follows (in thousands):

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

                                             March 31,     March 31,
                                                2005          2004
                                            ------------  ------------
Warranty accrual, beginning of period..... $         28  $         54
Charged to g & a expense..................            5            --
Actual warranty expenditures..............           --            --
                                            ------------  ------------
Warranty accrual, end of period........... $         33  $         54
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

Revenues from significant customers, those representing approximately 10% or more of total revenues, are summarized as follows:

                                               Three Months Ended
                                                     March 31,
                                            --------------------------
                                                2005          2004
                                            ------------  ------------
Customer A ...............................           *             22%
Customer B................................           *             18%
Customer C................................           *             16%
Customer D................................           *             11%
Customer E................................           11%           *
Customer F................................           10%           *

(* = less than 10%)

Ellion Digital, Inc., a company in which certain of the employees, officers and directors of the Company's subsidiary in Korea have a significant ownership interest, accounted for approximately 8% and 22% of the Company's total revenue for the three months ended March 31, 2005 and 2004, respectively. Ellion Digital, Inc. comprised 18% of the combined total of accounts receivable and accounts receivable from a related party at March 31, 2005.

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

On February 8, 2005 we amended our Amended and Restated Certificate of Incorporation to affect a 1-for-10 reverse split of the outstanding shares of common stock, effective on February 9, 2005.

In April 2005 we reached a settlement of a $3.4 million judgment awarded to Mali Kuo, our former CEO. In lieu of cash the terms of settlement include the issuance of 8% preferred stock to creditors of Mali Kuo and the issuance of one year warrants for 100,147 shares of common stock exercisable at $4.50 per share. In connection with the settlement we agreed to register with the SEC the 1,001,470 shares of common stock (@ a share price of $3.34) assumable upon the conversion of the 8% preferred stock. The preferred stock automatically converts to 1,001,470 shares of common stock when the SEC declares the registration statement effective.

Preferred Stock

In September 2004, we entered into an agreement with the owner of 550,000 common shares of DVS Korea Co. Ltd., the Company's principal subsidiary ("DVSK"). The 550,000 shares represented a 2.62% ownership interest in DVSK. Under the terms of the agreement, the investor transferred its entire interest in DVSK to the Company in exchange for 396,722 shares of the Company's 8% Series C Convertible Preferred Stock (the "Preferred Stock") and warrants to purchase an additional 19,836 shares of its common stock. Our ownership interest in DVSK would have increased from 51.14% to 53.76% as a result of the exchange. In connection with the purchase, we incurred a loss of $0.1 million. In December 2004, the owner reported to the Company that they were unable to transfer the shares to the Company. Instead, the owner sold the DVSK shares on the Kosdaq market and remitted the $0.2 million of proceeds to the Company. Accordingly, the Company's ownership interest in DVSK reverted back to 51.14%. In December 2004, the 396,722 shares of the Company's 8% series C convertible preferred were converted to 39,672 shares of the company's common stock.

In September 2004, we raised approximately $1.1 million in net proceeds. In connection with this transaction, we issued 2,081,964 shares of 8% Series C Convertible Preferred Stock and 104,098 Class A Warrants ("Class A Warrants") to purchase shares of common stock. In addition, the investors received warrants entitling them to purchase an additional 50% of the number of Preferred Stock and Class A Warrants they had originally purchased, (the "Green Shoe Warrants"). The Class A Warrants are exercisable for five years at an exercise price of $6.10, subject to adjustment. In the event any Preferred Stock remains outstanding on September 20, 2007, the Company will issue a five-year Class B warrant for 50% of the number of shares into which the then-outstanding Preferred Stock is then convertible, also exercisable at $6.10 per share. The Preferred Stock will automatically convert into common stock in the event the Company's common stock trades at or above $12.20 per share for 20 consecutive trading days. We may redeem the Preferred Stock at various prices beginning at $.82 per share and at decreasing prices thereafter. In connection with the warrants issued on this financing, the Company incurred $0.5 million for the beneficial conversion feature which amount will be accreted as a preferred stock dividend using the interest method over the life of the instrument.

In December 2004, six investors exercised the Green Shoe Warrants and acquired 738,768 shares of Preferred Stock and 73,877 Class A Warrants (collectively, the Preferred Stock and Class A Warrants are referred to as the "Units" or the "Securities"). Each Unit consisted of one share of Preferred Stock and 50% warrant coverage. The consideration paid for the Securities was $0.61 per Unit (the "Purchase Price"), for aggregate gross proceeds of $450,648 to DVS. The Class A Warrants are exercisable for five years at an exercise price of $6.10, subject to adjustment. In the event any Preferred Stock remains outstanding on September 20, 2007, we will issue a five-year Class B warrant for 50% of the number of shares of common stock into which the then-outstanding Preferred Stock is then convertible, also exercisable at $0.61 per share. The Preferred Stock will automatically convert into common stock in the event our common stock trades at or above 200% of the $6.10 Purchase Price for 20 consecutive trading days. We may redeem the Preferred Stock at various prices beginning at 135% of the Purchase Price and at decreasing prices thereafter.

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

Former Officer Litigation

On May 24, 2005, pursuant to the terms of the settlement agreement with Mali Kuo, the Board of Directors elected Ms. Kuo's nominees, Mali Kuo, Jeff Bumb and Bruce Breslow, to the Board. The Board now consists of seven members. On the same date, the Board of Directors elected Mali Kuo to serve as the Company's Chief Executive Officer and Chairman of the Board. Ms. Kuo replaced Thomas A. Spanier, the Company's former Chairman and CEO. Mr. Spanier remains a member of the Board of Directors. During the meeting, the Board also elected Shaun Kang to serve as President of DVS. Shortly thereafter, Dean Clarke Seniff was appointed to serve as our Chief Financial Officer.

On April 29, 2005, we announced that we had reached a settlement of litigation involving our former chief executive officer, Mali Kuo. Under the terms of the settlement agreement with Mali Kuo, we have been directed by Ms. Kuo to issue an aggregate of 100,147 shares of Series D convertible preferred stock (the "Series D Preferred Stock") to 28 persons and a warrant to purchase 100,148 shares of common stock to one holder. We also have entered into a consulting agreement in conjunction with the settlement agreement wherein we have agreed to issue 11,291 shares of Series D Preferred Stock to two persons, as directed by Ms. Kuo. The Series D Preferred Stock bears an 8% dividend and each share is convertible, at the option of the holder, into ten shares of DVS common stock. Consequently, the 100,147 shares of Series D Preferred Stock will convert into 1,001,470 shares of our common stock. The Series D Preferred Stock will be issued at an effective price of $34.30, or $3.43 per converted share of common stock. The warrants are exercisable for one year at an exercise price of $4.50 per share.

At the time we entered into the settlement agreement with Mali Kuo, we also entered into a separate financing agreement with Ms. Kuo. Under the terms of this financing agreement, Ms. Kuo has agreed to initially raise $3.42 million by the later of June 30, 2005 or the settlement of pending litigation involving OPLI, IDVD and Mr. Kent Yu. As of August 3, 2005, we had received a total of $550,000 from two accredited investors for the issuance of 16,035 shares of Series D Preferred Stock and 16,035 warrants to purchase shares of common stock. The investment was made at a price of $34.30 per share of Series D Preferred Stock, or $3.43 per converted share of common stock. The 16,035 shares of Series D Preferred Stock convert on a ten for one basis into 160,350 shares of our common stock. The warrants are exercisable for one year at an exercise price of $4.50 per share.

The Series D Preferred Stock and warrants to be issued to as part of the settlement and the initial financing are being issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. We have agreed to file a registration statement with the SEC to register for resale the shares of common stock issuable upon conversion of the Series D Preferred Stock and the shares of common stock issuable upon exercise of the warrants issued in these transactions. The Series D Preferred Stock shares automatically convert into shares of common stock at the time the SEC declares the registration statement registering such shares effective.

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

On February 1, 2005, the jury in the Mali Kuo litigation rendered a verdict against the Company finding that Ms. Kuo had a series of binding agreements with the Company and that she was entitled to approximately $2,670,000. On February 4, 2005, the judge entered the verdict, but stayed its enforcement for 70 days. On March 7 and 8, 2005, the judge heard the Company's motions for a new trial, a judgment notwithstanding the verdict ("JNOV") and equitable estoppel. On April 4, 2005 the judge denied the Company's motions. We filed an appeal on April 5, 2005. On April 8, 2005 the court entered a judgment against DVS totaling $3,420,000 including all fees, costs and interest. The entire liability was reserved in the financial statements for the fiscal year ended December 31, 2004. On April 29, 2005 we announced that we had reached an agreement with Mali Kuo to settle her $3.42 million judgment against the Company (See paragraph 3 of this Note 11).

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

OPLI Litigation

In August 2004, the Company filed a lawsuit against Oregon Power Lending Institute ("OPLI") in the Superior Court of California, County of Santa Clara, seeking to collect on a promissory note issued by OPLI (the "OPLI Note") in connection with the purchase of certain assets of the Company. The face amount of the OPLI Note was $3.45 million, and it was secured by a pledge of 86,250 shares of the Company's common stock, some of which was released upon partial payment of the note. After making payments on the OPLI Note, OPLI stopped payments, leaving a balance outstanding of approximately $1,974,000 secured by 54,194 shares of the Company's common stock. In our lawsuit we are seeking collection of the note and accrued interest. The OPLI lawsuit was settled on June 29, 2005, and was approved by the Board of Directors on July 14, 2005. The suit was settled for 33,000 shares of DVSI common stock at $3.43 per share plus 15,000 common shares warrants with a conversion price of $4.50. The agreement specifies that the warrants would expire on the last trading day of 2005. The aggregate value of the settlement was less than $0.1 million. The note is carried on the Company's books at the market value of the collateral which was $123,000 as of March 31, 2005.

IDVD and Kent Yu Litigation

On October 29, 2004, the Company was named in a lawsuit filed by IDVD, Inc. in the Superior Court of California, County of Santa Clara, alleging that the OPLI Note had been assigned by the Company to IDVD as partial consideration for the purchase of a Chinese subsidiary of IDVD by the Company. IDVD is seeking the sum of $2.51 million, which it asserts is owed by the Company in connection with the purchase of the IDVD Chinese subsidiary. On February 17, 2005, Kent Yu filed a lawsuit against the Company and DVS Korea in the Superior Court of California, County of Santa Clara. Mr. Yu alleges that he is the assignee of the equipment which had been allegedly sold by OPLI (who has been sued by the Company for non payment of the note) to DVS Korea in December 2000 for $600,000 and had not received payment. The IDVD and Kent Yu lawsuits were settled on June 29, 2005, and were approved by the Board of Directors on July 14, 2005. The suits were settled jointly for 710,000 shares of DVSI common stock at $3.43 per share plus 200,000 common share warrants with a conversion price of $4.50. The agreement specifies that the warrants would expire on the last trading day of 2005. The aggregate value of the settlement is approximately $2.0 million.

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

12. Notes Payable and Line of Credit

We repaid $1.0 million on our line with our Korean banks in the first quarter, reducing the amount outstanding under the line to $13.5 million. The total borrowing as of March 31, 2005 with these South Korean banks was $13.5 million, less the 7.7 million in restricted cash, though such lines are subject to significant discretion on the part of lenders. As of April 11, 2005, borrowing limits were 18 million and the expiration date has been extended to October 2005. However, unless restricted cash amounts are increased the Company is limited to $13.5 million in borrowings. On April 11, 2005 the Company was notified that the lines had been reduced by $3.0 million. These reductions are due to the adverse effects of changes in the Korean banking environment, coupled with the lenders' concerns over DVSK's losses. During the third quarter of 2004, DVSK pledged its building facility in Korea to one of the Korean banks as additional collateral. In July 2004, SFDT obtained two loans from a Chinese bank for $1.8 million each. The loans are collateralized by the Company's facility in China and have a one-year term with interest at LIBOR plus 0.7%. These loans come due in July 2005; currently there is no alternative source of funding and the company risks foreclosure on the collateralized asset. In September 2004, the Company obtained a $0.3 million loan due in two years at 8% interest from a United States institution. We also issued a warrant for 30,000 shares to this creditor.

13. Amendment to Certificate of Incorporation

On February 8, 2005 we amended our Amended and Restated Certificate of Incorporation to affect a 1-for-10 reverse split of the outstanding shares of common stock, effective on February 9, 2005. All shareholders equity including, number of shares, weighted average shares, per share amount and option activity for all periods presented have been restated to give retroactive recognition to the stock split.

14. Subsequent Events

On April 14, 2005 the Company sold 300,000 shares of the 500,000 shares of Enmedia Inc. Series A Preferred Stock which it owned. The selling price was $.52 per share, which resulted in a loss to the Company of $144,000.

OPLI Litigation

In August 2004, the Company filed a lawsuit against Oregon Power Lending Institute ("OPLI") in the Superior Court of California, County of Santa Clara, seeking to collect on a promissory note issued by OPLI (the "OPLI Note") in connection with the purchase of certain assets of the Company. The face amount of the OPLI Note was $3.45 million, and it was secured by a pledge of 86,250 shares of the Company's common stock, some of which was released upon partial payment of the note. After making payments on the OPLI Note, OPLI stopped payments, leaving a balance outstanding of approximately $1,974,000 secured by 54,194 shares of the Company's common stock. In our lawsuit we are seeking collection of the note and accrued interest. The OPLI lawsuit was settled on June 29, 2005, and was approved by the Board of Directors on July 14, 2005. The suit was settled for 33,000 shares of DVSI common stock at $3.43 per share plus 15,000 common shares warrants with a conversion price of $4.50. The agreement specifies that the warrants would expire on the last trading day of 2005. The aggregate value of the settlement was less than $0.1 million. The note is carried on the Company's books at the market value of the collateral which was $123,000 as of March 31, 2005.

IDVD and Kent Yu Litigation

On October 29, 2004, the Company was named in a lawsuit filed by IDVD, Inc. in the Superior Court of California, County of Santa Clara, alleging that the OPLI Note had been assigned by the Company to IDVD as partial consideration for the purchase of a Chinese subsidiary of IDVD by the Company. IDVD is seeking the sum of $2.51 million, which it asserts is owed by the Company in connection with the purchase of the IDVD Chinese subsidiary. On February 17, 2005, Kent Yu filed a lawsuit against the Company and DVS Korea in the Superior Court of California, County of Santa Clara. Mr. Yu alleges that he is the assignee of the equipment which had been allegedly sold by OPLI (who has been sued by the Company for non payment of the note) to DVS Korea in December 2000 for $600,000 and had not received payment. The IDVD and Kent Yu lawsuits were settled on June 29, 2005, and were approved by the Board of Directors on July 14, 2005. The suits were settled jointly for 710,000 shares of DVSI common stock at $3.43 per share plus 200,000 common share warrants with a conversion price of $4.50. The agreement specifies that the warrants would expire on the last trading day of 2005. The aggregate value of the settlement is approximately $2.0 million.

15. Commitments and Contingencies

The Company leases its facilities and certain office equipment under non-cancelable leases that require the Company to pay operating costs, including property taxes, insurance and maintenance. Future minimum lease payments under these operating leases at March 31, 2005 are as follows (in thousands):

                                               Amount
                                            ------------
2005 ..................................... $        488
2006 .....................................          255
2007 .....................................           12
2008 .....................................           --
2009 .....................................           --
Thereafter ...............................           --
                                            ------------
                                           $        755
                                            ============

Rent expense charged to operations was approximately $0.2 million each for the quarters ended March 31, 2005 and 2004.

16. Restatement of Previously Reported Quarterly Financial Information

The Form 10-Q for the quarter ended March 31, 2005 filed on May 23, 2005 had originally been filed without the completion of review by our auditors. Subsequently, certain errors were discovered and corrected in this amended filing. As a result of these errors certain information previously reported in the Company's Form 10-Q for the quarter ended March 31, 2005 previously filed was restated. The restated financial information is unaudited.

The following table provides a reconciliation of amounts previously reported in the Company's Form 10-Q for the quarter ended March 31, 2005 with amounts adjusted for the restatement. In reviewing the restated Consolidated Statement of Operations for the three months ended March 31, 2005, Consolidated Balance Sheet at March 31, 2005, and the Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2005; it should be taken into consideration that the restated financial information reflects unaudited adjustments.

Restated Condensed Consolidated Statement of Operations

                                                         For the Three Months Ended March 31, 2005 (Unaudited)
                                                              ---------------------------   ----------
                                                              Previously   Restatement       Restated
                                                              Reported (1) Adjustment          Total
                                                              -----------  -----------       ---------
Net revenue                                                  $    11,928  $        --       $  11,928
Cost of revenue                                                   10,749                       10,749
                                                              -----------  -----------       ---------
Gross profit                                                       1,179           --           1,179
                                                              -----------  -----------       ---------
Operating expenses:
Research and development                                           1,186                        1,186
Sales and marketing                                                  794                          794
General and administrative                                         2,259          (38)(2)       2,221
                                                              -----------  -----------       ---------
   Total operating expenses                                        4,239          (38)          4,201
                                                              -----------  -----------       ---------
   Loss from operations                                           (3,060)          38          (3,022)
Interest expense                                                    (207)                        (207)
Other (income) expense, net                                          (52)      (2,014)(4)      (2,066)
                                                              -----------  -----------       ---------
Loss before minority interest and income taxes                    (3,319)      (1,976)         (5,295)
Provision for (benefit from) income taxes                             --                           --
                                                              -----------  -----------       ---------
Loss before minority interest                                     (3,319)      (1,976)         (5,295)
Minority interest                                                    716                          716
                                                              -----------  -----------       ---------
Net Loss                                                          (2,603)      (1,976)         (4,579)
Dividends on preferred stock                                          --          105 (3)         105
                                                              -----------  -----------       ---------
Net loss available to common shareholders                    $    (2,603) $    (2,081)      $  (4,684)
                                                              ===========  ===========       =========

Basic and diluted net loss available to common shareholders  $     (2.15) $     (1.71)      $   (3.86)
                                                              ===========  ===========       =========

Weighted average common shares and equivalent outstanding          1,212                        1,212
                                                              ===========                    =========

(1) As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(2) Reflects previously unrecorded consultants' stock compensation expense credit of $ 38,148.
(3) Correction of error, preferred dividend previously recorded as expense.
(4) Reflects the OPLI and IDVD and Kent Yu Settlement on June 29, 2005 and approved by the BOD on July 14, 2005.

Restated Condensed Consolidated Balance Sheets

                                                                       March 31, 2005 (Unaudited)
                                                              ---------------------------   ----------
                                                              Previously   Restatement        Restated
                                                              Reported (1) Adjustment          Total
                                                              -----------  -----------       ---------
Assets
Current Assets:
Cash & cash equivalents                                      $     1,393  $        --       $   1,393
Restricted cash                                                    7,667           --           7,667
Marketable securities                                                115           --             115
Accounts receivable, net                                           2,938           --           2,938
Accounts receivable - related party, net                             642           --             642
Inventory, net                                                     7,862           --           7,862
Prepaid expenses and other current assets                          1,394           --           1,394
Note receivable - related party                                      123         (123)(4)          --
                                                              -----------  -----------       ---------
      Total current assets                                        22,134         (123)         22,011
Property and equipment, net                                       10,252           --          10,252
Intangiable, net                                                      21           --              21
Other assets                                                       1,018           --           1,018
                                                              -----------  -----------       ---------
      Total assets                                           $    33,425  $      (123)      $  33,302
                                                              ===========  ===========       =========

Liabilities & Stockholders' Equity:
Current Liabilities:
Line of credit                                               $    13,479  $        --       $  13,479
Note payable                                                       3,603           --           3,603
Accounts payable                                                   8,703           --           8,703
Accounts payable - related party                                      --           --              --
Accrued liabilities                                                6,041        1,898 (2)(4)    7,939
                                                              -----------  -----------       ---------
      Total current liabilities                                   31,826        1,898          33,724

Long-term Liabilities:
Long-term debt                                                       255           --             255
                                                              -----------  -----------       ---------
      Total liabilities:                                          32,081        1,898          33,979
                                                              -----------  -----------       ---------
Minority interest liability                                        4,043           --           4,043
                                                              -----------  -----------       ---------
Stockholders' Equity:

Preferred stock                                                       --           --              --
Common stock                                                          --           --              --
Additional paid-in capital                                        83,635          (38)(3)      83,597
Accumlated other comprehensive income                              2,773           --           2,773
Accumulated deficit                                              (89,107)      (1,983)        (91,090)
                                                              -----------  -----------       ---------
      Total stockholders' equity                                  (2,699)      (2,021)         (4,720)
                                                              -----------  -----------       ---------
      Total liabilities and stockholders' equity             $    33,425  $      (123)      $  33,302
                                                              ===========  ===========       =========

(1) As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(2) Reflects an additional preferred stock dividend accrual of $ 7,500.
(3) Reflects previously unrecorded consultant stock compensation expense credit of $ 38,148.
(4) Reflects the OPLI and IDVD and Kent Yu Settlement on June 29, 2005 and approved by the BOD on July 14, 2005.

Restated Condensed Consolidated Statement of Cash Flows

                                                         For the Three Months Ended March 31, 2005 (Unaudited)
                                                              ---------------------------   ----------
                                                              Previously   Restatement       Restated
                                                              Reported (1) Adjustment          Total
                                                              -----------  -----------       ---------
Cash flow from operating activities:
Net loss                                                     $    (2,603) $    (1,976)(2)   $  (4,579)
Adjustment to reconcile net loss to net
cash provided by (used in) operating activities:
Gain from disposal of fixed assets                                   (14)          --             (14)
Minority interest                                                   (716)          --            (716)
Depreciation and amortization                                        789           --             789
Recovery of overestimated bad debt allowance                         (31)          --             (31)
Write down of notes receivable                                       218          123 (5)         341
Reserve for inventory                                               (382)           1 (3)        (381)
Issuance of common stock for services provided                        --           --              --
Amortization of deferred compensation                                 --           --              --
Extinguishment of accrued expenses in connection
    with legal settlement                                             61           --              61
Stock compensation expense                                            --          (38)(4)         (38)
Non-cash interest expense                                              5            1 (3)           6

Changes in operating assets and liabilities:
Accounts receivable                                                  250           --             250
Accounts receivable-related parties                                  751           --             751
Inventories                                                        2,560           --           2,560
Prepaid expenses and other current assets                            132           --             132
Other assets                                                        (215)          --            (215)
Accounts payable                                                  (1,763)          (1)(3)      (1,764)
Accounts payable- related parties                                   (245)          --            (245)
Accrued liabilities                                                 (140)       1,890 (5)       1,750
                                                              -----------  -----------       ---------
Net cash used in operating activities                             (1,343)          --          (1,343)
                                                              -----------  -----------       ---------
Cash flows from investing activities:
Acquisition of property and equipment                               (100)          --            (100)
Proceeds from the disposal of fixed assets                           127           --             127
Proceed from sale of marketable securities                            51           --              51
Decrease in restricted cash                                         (143)          --            (143)
                                                              -----------  -----------       ---------
Net cash used in investing activities                                (65)          --             (65)
                                                              -----------  -----------       ---------
Cash flow from financing activities:
Proceeds from the sale of subsidiary shares                          106           --             106
Repayment of line of credit                                         (771)          --            (771)
                                                              -----------  -----------       ---------
Net cash provided by financing activities                           (665)          --            (665)
                                                              -----------  -----------       ---------
Effect of exchange rate changes                                      107           --             107
                                                              -----------  -----------       ---------
Net decrease in cash and cash equivalents                         (1,966)          --          (1,966)
 Cash and cash equivalents at beginning of period                  3,359           --           3,359
                                                              -----------  -----------       ---------
Cash and cash equivalents at end of period                   $     1,393  $        --       $   1,393
                                                              ===========  ===========       =========

Non-cash financing activity:
     Dividends on Preferred Stock                            $        --  $       105       $     105
                                                              ===========  ===========       =========

(1) As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(2) Refer to adjustments #2 and #4 to Restated Condensed Consolidated Statement of Operations.
(3) Rounding
(4) Refer to adjustment #3 to Restated Condensed Consolidated Balance Sheets
(5) Reflects OPLI and IDVD and Kent Yu Litigation Settlement on June 29, 2005 and approved by the BOD on July 14, 2005.

Additional changes were made to:

Notes to Condensed Interim Consolidated Financial Statements, #12, Notes Payable and Line of Credit were changed. In the second sentence of Note 12, "less $7.7 million in restricted cash" was added to the sentence.

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

During the first quarter of 2005, sales of our read-write and automotive products accounted for 24% and 52% of our revenues, respectively, favorably impacting our gross margins. Our gross margin of 9.9% in the first quarter was also influenced by revenues from our DVD player loaders which have achieved improved gross margins compared to the negative gross margin of (5.7%) incurred during the first quarter of 2004. Negative gross margins in the first quarter of 2004 was also impacted by inventory charges primarily related to the discontinuance of certain DVD products. We anticipate further improvements in gross margins in future quarters to the extent sales of the automotive and read-write DVD products increase.

Working capital declined from a $7 million deficit at December 31, 2004 to a $9.7 million deficit at March 31, 2005. Our total net borrowing with banks in South Korea has been reduced to $13.5, less $7.7 million in restricted cash at March 31, 2005 and further reductions are possible going forward (See Note #12). Moreover, our operations in the United States will require additional funding for 2005 operating requirements. Consequently, an infusion of equity and/or debt subordinate to our existing bank debt will be required to help fund our operations. There is no assurance that we will be able to raise additional capital on acceptable terms or at all.

Results of Operations

The following table summarizes the Company's operating results (in thousands):

                                                                Three Months Ended
                                                                      March 31,
                                                              ----------------------
                                                                 2005        2004
                                                              -----------  ---------

Revenue..................................................... $    11,928  $  17,522
Gross profit................................................       1,179       (992)
Loss from operations........................................      (3,022)    (5,993)
Net loss available to common shareholders...................      (4,684)    (4,688)

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

                                                                Three Months Ended
                                                                      March 31,
                                                              ----------------------
                     Percent of Revenue                          2005        2004
------------------------------------------------------------  -----------  ---------
Revenue.....................................................       100.0%    100.0%
Gross margin................................................         9.9%     (5.7)%
Research and development....................................         9.9%     10.0%
Sales and marketing.........................................         6.7%      5.3%
General and administration..................................        18.6%     13.3%
Loss from operations........................................       (25.3)%    (34.2)%
Net loss available to common shareholders...................       (39.3)%    (26.8)%

                                                                Three Months Ended
                                                                      March 31,
                                                              ----------------------      %
                    Consolidated Revenue                         2005        2004      Change
------------------------------------------------------------  -----------  ---------  ---------
Amount (in thousands)....................................... $    11,928  $  17,522        (32)%

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

Ellion Digital, Inc. is a Korean DVD player manufacturer in which certain officers, directors and employees of DVSK have a significant ownership interest. The revenue generated from Ellion Digital is primarily related to the production of complete DVD systems. Sales to Ellion Digital substantially decreased during the three months ended March 31, 2005. It is anticipated that sales to Ellion will continue to diminish as Ellion unit shipments of DVD systems decline.

                                                                Three Months Ended
                                                                      March 31,
                                                              ----------------------      %
                    Gross Profit (Loss)                          2005        2004      Change
------------------------------------------------------------  -----------  ---------  ---------
Amount (in thousands)....................................... $     1,179  $    (992)      (219)%
As a percentage of revenue..................................         9.9%     (5.7)%       --

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

                                                                Three Months Ended
                                                                      March 31,
                                                              ----------------------      %
                  Research and Development                       2005        2004      Change
------------------------------------------------------------  -----------  ---------  ---------
Amount (in thousands)....................................... $     1,186  $   1,745        (32)%
As a percentage of revenue..................................         9.9%     10.0%       --

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

                                                                Three Months Ended
                                                                      March 31,
                                                              ----------------------      %
                    Sales and Marketing                          2005        2004      Change
------------------------------------------------------------  -----------  ---------  ---------
Amount (in thousands)....................................... $       794  $     931        (15)%
As a percentage of revenue..................................         6.7%      5.3%       --

Sales and marketing expenses consist primarily of employee related expenses, export freight and insurance, and advertising/promotional costs. The Company has sales and marketing organizations in Korea, China, India and the United States. The $0.1 million decrease in expenses from the comparable three month period in 2004 is primarily due to the closing of a sales office in Shanghai.

                                                                Three Months Ended
                                                                      March 31,
                                                              ----------------------      %
                 General and Administrative                      2005        2004      Change
------------------------------------------------------------  -----------  ---------  ---------
Amount (in thousands)....................................... $     2,221      2,325         (4)%
As a percentage of revenue..................................        18.6%     13.3%       --

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

                                                                Three Months Ended
                                                                   March 31,
                                                              ----------------------      %
                  Other Income / (Expense)                       2005        2004      Change
------------------------------------------------------------  -----------  ---------  ---------
Amount (in thousands)....................................... $    (2,066)       (61)     3,287%
As a percentage of revenue..................................       (17.3)%     (0.3)%       --

Other expense of $2.1 million in the three months ended March 31, 2005 consisted primarily of a $2.0million of IDVD and Kent Yu Settlement. In the three months ended March 31, 2004 other expense of $0.1 million consisted primarily of an exchange loss of $0.3 million offset by $.02 million of other income.

Interest expense of $0.2 million and $0.3 million in the three months ended March 31, 2005 and 2004, respectively, consisted primarily of costs associated with borrowings outstanding during the quarters.

Liquidity and Capital Resources

At March 31, 2005, the Company had $1.4 million of cash and cash equivalents and $7.7 million of restricted cash as collateral under the terms of our lines of credit.

Net cash used by operating activities was $1.3 million during the first three months of 2005. During the three month period, we experienced a net loss of $4.6 million, adjusted by the non-cash reduction in the minority interest of the investors of our DVSK subsidiary and China joint venture of $0.7 million. Inventories decreased by $2.6 million due to shipments of read-write DVD products, and our ongoing liquidation of our legacy DVD products. Accounts receivable decreased by $1 million, and depreciation and amortization was $0.8 million. These sources of funds were partially offset by a decrease in accounts payable of $2.0 million.

Net cash used in investing activities was $0.07 million for the three months ended March 31, 2005, which consisted of the acquisition of $0.1 million of property and equipment, primarily tooling and equipment in Korea, and an increase of $0.14 million in restricted cash, partially offset by $0.18 million of proceeds from the disposal of fixed assets and marketable securities.

Net cash used in financing activities was $0.67 million for the three months ended March 31, 2005. We repaid $0.8 million on our line of credit with our Korean banks. The cash provided by financing activities in this period was primarily from the $0.1 million in proceeds from the sales of shares of common stock, and $0.1 million from the accrual of dividends on preferred stock

Our borrowing limits in South Korea have been reduced as of April 11, 2005 to $18 million due to the adverse effects resulting from changes in the banking environment, coupled with our current operating levels and concern over our losses (See Note # 12). In the current circumstances, management believes further reductions in our line of credit are possible. We have sought to offset these reductions in our lines of credit by requesting prepayments from our customers on our new products and extended payment terms from our vendors. Because such accommodations are largely at the discretion of our customers and vendors, there is no assurance that we will continue to be successful in these actions. In addition, our operations in the United States will require additional capital in order to meet anticipated operating requirements in 2005. Therefore, we believe that an infusion of equity and/or debt subordinate to our existing bank debt will be required to help fund our operations.

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

                                           Payments Due by Period (in 000's)
                                     -----------------------------------------------------
                                                  Less
                                                  than                             After
Contractual Obligations                Total     1 year    1-3 years  4-5 years   5 years
-----------------------------------  ---------  ---------  ---------  ---------  ---------
Operating lease obligations........ $     755  $     651  $     104  $      --  $      --
Line of credit.....................    13,479     13,479         --         --         --
Notes payable......................     3,603      3,603         --         --         --
Long-term debt.....................       255         --        255         --         --
                                     ---------  ---------  ---------  ---------  ---------
Total contractual obligations...... $  18,092  $  17,733  $     359  $      --  $      --
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

Revenue Recognition

Net revenue includes product and component sales. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. These criteria are met at the time the product is shipped to the customer. Shipping terms are FOB shipping point. Returns and discounts on sales are deducted from revenue upon knowledge. Returns for products under warranty are repaired and returned to the customer at the Company's cost. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. We had a warranty reserve of $33,000 at March 31, 2005 and $28,000 at December 31, 2004.

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

Determining Functional Currencies for the Purpose of Consolidation

Our majority owned Korean subsidiary and Chinese joint venture represent the vast majority of our revenues, assets, and liabilities at March 31, 2005. These subsidiaries record gains and losses for transactions they enter into that require settlement in other than their functional currency to their statement of operations. In preparing our consolidated statements, we are required to translate the financial statements of the foreign entity from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which are included as a separate part of our net equity under the caption "cumulative translation adjustment." "On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 2.0% appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. This change in policy may have a positive or negative impact on future operations.

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

Our last recorded annual profit was for the 2001 fiscal year. Since December 31, 2001, we have incurred cumulative losses of $29.1 million. We cannot assure you that we will achieve profitability in 2005 or thereafter.

We rely upon bank credit facilities which are subject to periodic renewal, at which time they may be maintained, reduced, or withdrawn.

We have credit facilities with five Korean banks that have been reduced from a total borrowing limit of $43.8 million at December 31, 2003 to approximately $20.2 million at March 31, 2005 and to $18 on April 11, 2005. By March 31, 2005, the borrowing was reduced to $13.5 million, less $7.7 million in restricted cash (See Note # 12). These reductions are due to the adverse effects of change in the Korean banking environment, coupled with the lenders' concerns over our losses. These credit lines are subject to significant discretion on the part of the lenders. We also have $3.6 million in loans from a bank in China as of March 31, 2005 that are secured by real estate owned by our joint venture in Shanghai and due in July 2005. There is no assurance that the lenders will continue to extend credit facilities at current or any reduced levels. If the banks were to reduce or terminate these credit facilities, our working capital and our ability to maintain our operations at current or projected levels could be significantly impacted. In particular, the growth of automotive DVD business requires working capital to finance accounts receivable, and our growth in the automotive sector could be severely curtailed without adequate working capital.

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

In their report in connection with our 2004 financial statements, our auditors included an explanatory paragraph stating that, because we have incurred significant net losses and as of December 31, 2004 have a net capital deficiency and a working capital deficiency, there is substantial doubt about our ability to continue as a going concern. Our continued existence will depend in large part upon our ability to successfully secure additional financing to fund future operations. In April 2005, we obtained an agreement from a former CEO to provide up to $25 million of financing in tranches beginning in May 2005 and ending in February 2006. As of September 19, 2005 $550, 000 has been provided under this agreement. If this financing is not provided according to the agreement, and if in the future we are not able to achieve positive cash flow from operations or to secure additional financing as needed, we will experience the risk that we will not be able to continue our operations. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment.

The DVD player industry is highly competitive with few barriers to entry.

Although DVD players were only first introduced commercially in 1997, the market quickly became "commoditized." Today much of the manufacturing is done in China where products can be manufactured on a large- scale, cost-effective basis. As competition has increased, the market for home DVD players has experienced significant declines in both unit prices and margins. Because most of our DVD products are sold in Asia we have experienced a substantial decline in our revenues and have suffered net losses over the past eight quarters.

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

On July 13, 2005, the Company received a letter stating that the Nasdaq Listing Qualifications Panel had determined to delist the securities of the Company effective as of the open of business on July 15, 2005. The delisting was based on the company's ongoing non-compliance with the Nasdaq's shareholders' equity and filing requirements. The letter stated that the Company had not filed a Form 10Q/A with the required SAS review, nor had it given the Panel any expected filing date, but rather asked the Panel to take no action as the Company completes its review process. The Company requested a review of the Nasdaq's decision and is currently preparing a response to the Nasdaq.

On April 1, 2005, we were notified by Nasdaq that we had satisfied its listing requirements subject to the condition that the financial statements contained in each of our periodic reports for periods ending on or before March 31, 2006 must evidence shareholders' equity of at least $2.5 million; and that if, during this monitor period, the Company should fail to meet the shareholders' equity requirement, or otherwise fail to satisfy any other requirement for continued listing, the Panel will promptly consider the reasons for such a failure and thereafter render a determination with respect to our continued listing on The Nasdaq SmallCap Stock Market, which could result in the delisting of the Company's securities from The Nasdaq SmallCap Stock Market. As of March 31, 2005 and December 31, 2004, we show a stockholders' deficit of $4.7 million and $0.3 million, respectively and therefore are not in compliance with this shareholders equity requirement.

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

To permit the growth of our business operations in the future, we will need to bring new products to market, which will likely require significant working capital. We have established credit facilities with certain Korean banks with a total borrowing of about $13.5 million, less $7.7 million in restricted cash (See Note # 12). We have incurred net losses from operations for the last three years and three months ended March 31, 2005, and have an accumulated deficit of $91.1 million and a working capital deficit of $11.7 million at March 31, 2005. We have also formed alliances with state- run businesses in China, which have committed to substantial amounts of trade credit and financing for production in China under certain terms. However, there is no assurance that these credit facilities will always be available. An equity offering has been initiated to meet our capital needs for at least the next twelve months, but we cannot assure you that any future equity financing will be available on terms acceptable to us, if at all. The sales of additional equity or convertible securities may result in additional dilution to existing stockholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights that are senior to existing stockholders and could contain covenants that would restrict operations. Any additional financing may not be available in amounts or on terms acceptable to the Company, if at all. Additionally, the Company is involved in several outstanding legal matters, and an unfavorable outcome from one or more of these matters could result in a material adverse effect upon the Company's financial position and results of operations. While the Company is aggressively pursuing additional financing, there can be no assurance that the Company will be successful in its efforts to achieve profitable operations, generate sufficient cash from operations or obtain additional funding sources. We have reached an agreement with financing sources to raise capital during the second quarter of 2005 followed by additional tranches through February 2006. There is no assurance, however that the additional capital will be provided in accordance with the amounts, terms and schedule provided by the source. If we do not raise additional capital, we may not be able to meet our financial obligations, and may have to cease or significantly curtail our operations.

We depend on a limited number of foreign suppliers to manufacture certain key components, and these manufacturers may not be able to satisfy our requirements, which could cause our revenues to decline.

We currently buy certain key components, including optical pick-ups, motors, central processing units and certain other integrated circuits from a limited number of suppliers including Zoran, Mediatech, Philips and Hitachi. We anticipate that these suppliers will manufacture sufficient quantities of these key components to meet our production requirements. If these suppliers fail to satisfy our requirements on a timely basis and at competitive prices, we could suffer manufacturing delays, a possible loss of revenues or higher than anticipated costs of revenues, any of which could seriously harm our operating results. Any constraints on worldwide manufacturing capacity of these key components may affect our ability to obtain adequate supplies from these manufacturers. Although our on-going relationships with our key suppliers are material in the aggregate, we do not have any specific agreement with any supplier that is material to our business. We purchase materials from suppliers on an as-needed basis through individual purchase orders, none of which is material to our business or results of operations. In certain instances, we have failed to meet the demand for our products or the scheduled shipment dates due to our inability to obtain a sufficient supply of certain key components from our suppliers. The suppliers, with whom we are currently working, together with any additional suppliers, may not be willing or able to satisfy all of our manufacturing requirements on a timely basis at favorable prices. In addition, we have encountered delays in qualifying new products and increasing new product production and could experience these delays in the future. We are also subject to the risks of service disruptions, raw material shortages and price increases by our suppliers. Such disruptions, shortages and price increases could seriously harm our operating results.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and our investment portfolio. Our borrowings consist primarily of amounts outstanding under our lines of credit, which totaled approximately $13.5 million at March 31, 2005 (See Note # 12).  While the interest rates under our credit lines are fixed, because the terms of such lines are relatively short, they must frequently be renewed, at which time the interest rates are reset based upon prevailing rates. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investments consist primarily of commercial paper and certificates of deposits. Due to the nature of our investments, we believe that there is no material risk exposure. Cash equivalents and short-term investment are carried at cost, which approximates market value, and investments in marketable debt securities are carried at amortized cost, which approximates market value.

Foreign Currency Risk

We develop products in the United States, Korea, China and India and market our products in the Asia-Pacific region, Europe, North America and India. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are primarily in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. We do not currently engage in any hedging activities to mitigate this risk. "On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 2.0% appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. This change in policy may have a positive or negative impact on future operations.

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

"An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in the financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential. Materiality is defined by the FASB as the magnitude of an omission or misstatement in the financial statements that makes it probable that a reasonable person relying on those statements would have been influenced by the information or made a different judgment if the correct information had been known. In assessing the effectiveness of the Company's internal control over financial reporting as of March 31, 2005, management identified the inadequate depth of senior and middle management accounting personnel at its Korea and China subsidiaries as a material weakness in the operating effectiveness of the Company's internal controls.

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

During the first quarter of fiscal 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Although a key accounting person performing many functions assumed by the Chief Financial Officer quit prior to the end of the first quarter in 2005.

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

Former Officer Litigation

On May 24, 2005, pursuant to the terms of the settlement agreement with Mali Kuo, the Board of Directors elected Ms. Kuo's nominees, Mali Kuo, Jeff Bumb and Bruce Breslow, to the Board. The Board now consists of seven members. On the same date, the Board of Directors elected Mali Kuo to serve as the Company's Chief Executive Officer and Chairman of the Board. Ms. Kuo replaced Thomas A. Spanier, the Company's former Chairman and CEO. Mr. Spanier remains a member of the Board of Directors. During the meeting, the Board also elected Shaun Kang to serve as President of DVS. Shortly thereafter, Dean Clarke Seniff was appointed to serve as our Chief Financial Officer.

On April 29, 2005, we announced that we had reached a settlement of litigation involving our former chief executive officer, Mali Kuo. Under the terms of the settlement agreement with Mali Kuo, we have been directed by Ms. Kuo to issue an aggregate of 100,147 shares of Series D convertible preferred stock (the "Series D Preferred Stock") to 28 persons and a warrant to purchase 100,148 shares of common stock to one holder. We also have entered into a consulting agreement in conjunction with the settlement agreement wherein we have agreed to issue 11,291 shares of Series D Preferred Stock to two persons, as directed by Ms. Kuo. The Series D Preferred Stock bears an 8% dividend and each share is convertible, at the option of the holder, into ten shares of DVS common stock. Consequently, the 100,147 shares of Series D Preferred Stock will convert into 1,001,470 shares of our common stock. The Series D Preferred Stock will be issued at an effective price of $34.30, or $3.43 per converted share of common stock. The warrants are exercisable for one year at an exercise price of $4.50 per share.

At the time we entered into the settlement agreement with Mali Kuo, we also entered into a separate financing agreement with Ms. Kuo. Under the terms of this financing agreement, Ms. Kuo has agreed to initially raise $3.42 million by the later of June 30, 2005 or the settlement of pending litigation involving OPLI, IDVD and Mr. Kent Yu. As of August 3, 2005, we had received a total of $550,000 from two accredited investors for the issuance of 16,035 shares of Series D Preferred Stock and 16,035 warrants to purchase shares of common stock. The investment was made at a price of $34.30 per share of Series D Preferred Stock, or $3.43 per converted share of common stock. The 16,035 shares of Series D Preferred Stock convert on a ten for one basis into 160,350 shares of our common stock. The warrants are exercisable for one year at an exercise price of $4.50 per share.

The Series D Preferred Stock and warrants to be issued to as part of the settlement and the initial financing are being issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. We have agreed to file a registration statement with the SEC to register for resale the shares of common stock issuable upon conversion of the Series D Preferred Stock and the shares of common stock issuable upon exercise of the warrants issued in these transactions. The Series D Preferred Stock shares automatically convert into shares of common stock at the time the SEC declares the registration statement registering such shares effective.

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

On February 1, 2005, the jury in the Mali Kuo litigation rendered a verdict against the Company finding that Ms. Kuo had a series of binding agreements with the Company and that she was entitled to approximately $2,670,000. On February 4, 2005, the judge entered the verdict, but stayed its enforcement for 70 days. On March 7 and 8, 2005, the judge heard the Company's motions for a new trial, a judgment notwithstanding the verdict ("JNOV") and equitable estoppel. On April 4, 2005 the judge denied the Company's motions. We filed an appeal on April 5, 2005. On April 8, 2005 the court entered a judgment against DVS totaling $3,420,000 including all fees, costs and interest. The entire liability was reserved in the financial statements for the fiscal year ended December 31, 2004. On April 29, 2005 we announced that we had reached an agreement with Mali Kuo to settle her $3.42 million judgment against the Company (See paragraph 3 of this Note 11).

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

OPLI Litigation

In August 2004, the Company filed a lawsuit against Oregon Power Lending Institute ("OPLI") in the Superior Court of California, County of Santa Clara, seeking to collect on a promissory note issued by OPLI (the "OPLI Note") in connection with the purchase of certain assets of the Company. The face amount of the OPLI Note was $3.45 million, and it was secured by a pledge of 86,250 shares of the Company's common stock, some of which was released upon partial payment of the note. After making payments on the OPLI Note, OPLI stopped payments, leaving a balance outstanding of approximately $1,974,000 secured by 54,194 shares of the Company's common stock. In our lawsuit we are seeking collection of the note and accrued interest. The OPLI lawsuit was settled on June 29, 2005, and was approved by the Board of Directors on July 14, 2005. The suit was settled for 33,000 shares of DVSI common stock at $3.43 per share plus 15,000 common shares warrants with a conversion price of $4.50. The agreement specifies that the warrants would expire on the last trading day of 2005. The aggregate value of the settlement was less than $0.1 million. The note is carried on the Company's books at the market value of the collateral which was $123,000 as of March 31, 2005.

IDVD and Kent Yu Litigation

On October 29, 2004, the Company was named in a lawsuit filed by IDVD, Inc. in the Superior Court of California, County of Santa Clara, alleging that the OPLI Note had been assigned by the Company to IDVD as partial consideration for the purchase of a Chinese subsidiary of IDVD by the Company. IDVD is seeking the sum of $2.51 million, which it asserts is owed by the Company in connection with the purchase of the IDVD Chinese subsidiary. On February 17, 2005, Kent Yu filed a lawsuit against the Company and DVS Korea in the Superior Court of California, County of Santa Clara. Mr. Yu alleges that he is the assignee of the equipment which had been allegedly sold by OPLI (who has been sued by the Company for non payment of the note) to DVS Korea in December 2000 for $600,000 and had not received payment. The IDVD and Kent Yu lawsuits were settled on June 29, 2005, and were approved by the Board of Directors on July 14, 2005. The suits were settled jointly for 710,000 shares of DVSI common stock at $3.43 per share plus 200,000 common share warrants with a conversion price of $4.50. The agreement specifies that the warrants would expire on the last trading day of 2005. The aggregate value of the settlement is approximately $2.0 million.

In March 2004, the former CEO of the Company's Korean subsidiary, DVSK, obtained in Korea an exparte writ of attachment on approximately $1 million of the stock we own in DVSK. The former CEO sought the writ of attachment based on claims for his salary for the remaining term of his employment agreement with DVSK and severance payments allegedly due to him. We denied any obligation for DVSK or the Company to pay such salaries or severance to the former CEO. In October 2004, we initiated a legal action to cancel the writ of attachment. On March 29, 2005, the Seoul High Court cancelled the attachment. In April the former CEO filed a last appeal to the Supreme Court to overturn the Seoul High Court's decision.  We are not aware at this time whether the former CEO will commence any legal action for the claimed severance payments in connection with this writ of attachment.

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

Date: September 28, 2005

DIGITAL VIDEO SYSTEMS, INC.

By: /s/ MALI KUO
Mali Kuo
Chief Executive Officer
(Principal Executive Officer)

/s/ DEAN CLARKE SENIFF
Dean Clarke Seniff
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