Form 10-Q
period 2005-06-30
DIGITAL VIDEO SYSTEMS INC
filed 2005-09-28
CIK 1009395

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005 or

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

    As of June 30, 2005, there were approximately 1,242,668 shares of the registrant's common stock outstanding.

DIGITAL VIDEO SYSTEMS, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Digital Video Systems, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

                                                                                       June 30,    December 31,
                                                                                         2005          2004
                                                                                     (Unaudited)
                                                                                     ------------  ------------
                                      ASSETS
Current assets:
   Cash and cash equivalents....................................................... $      2,228  $      3,359
   Restricted cash.................................................................        7,632         7,524
   Marketable securities...........................................................           74           166
   Accounts receivable, net, less allowance for doubtful accounts
      of $214 for 2005, and $125 for 2004..........................................        4,375         3,168
   Accounts receivable - related party, net, less allowance for doubtful accounts
      of $1014 for 2005 and $810 for 2004..........................................           78         1,395
   Inventories, net................................................................        8,648        10,040
   Prepaid expenses and other current assets.......................................        1,235         1,526
   Note receivable - related party.................................................           --           341
                                                                                     ------------  ------------
        Total current assets.......................................................       24,270        27,519
Property and equipment, net .......................................................        9,633        10,877
Intangibles, net...................................................................           --            84
Other assets.......................................................................          590           803
                                                                                     ------------  ------------
        Total assets............................................................... $     34,493  $     39,283
                                                                                     ============  ============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit.................................................................. $     12,770  $     14,250
   Notes payable...................................................................        3,605         3,604
   Accounts payable................................................................       12,350        10,467
   Accounts payable - related party................................................            1           245
   Accrued liabilities   ..........................................................        3,053         6,124
                                                                                     ------------  ------------
        Total current liabilities..................................................       31,779        34,690

Long-term debt.....................................................................          257           238
                                                                                     ------------  ------------
Total liabilities..................................................................       32,036        34,928
                                                                                     ------------  ------------
Minority interest..................................................................        3,574         4,666
                                                                                     ------------  ------------
Commitments and contingencies (Note 15)

Stockholders' equity:
   Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 1,489,688 and
  2,738,765 shares issued and outstanding, respectively 6/30/05 and 12/31/04.......           --            --
   Common stock, $0.0001 par value, 30,000,000 shares authorized; 2,263,773 and
 1,220,794 shares issued and outstanding, respectively 6/30/05 and 12/31/04........           --            --
   Additional paid-in capital......................................................       89,792        83,427
   Accumulated other comprehensive income..........................................        2,775         2,668
   Accumulated deficit.............................................................      (93,684)      (86,406)
                                                                                     ------------  ------------
Total stockholders' equity.........................................................       (1,117)         (311)
                                                                                     ------------  ------------
Total liabilities and stockholders' equity......................................... $     34,493  $     39,283
                                                                                     ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

                                                                Three Months Ended    Six Months Ended
                                                                     June 30,             June 30,
                                                              --------------------  --------------------
                                                                2005       2004       2005       2004
                                                              ---------  ---------  ---------  ---------
Net revenue................................................. $  15,689  $  32,732  $  27,617  $  50,254
Cost of revenue.............................................    13,835     30,271     24,584     48,785
                                                              ---------  ---------  ---------  ---------
Gross profit................................................     1,854      2,461      3,033      1,469
                                                              ---------  ---------  ---------  ---------
Operating expenses:
  Research and development..................................     1,195      1,300      2,381      3,045
  Sales and marketing.......................................       733      1,119      1,527      2,050
  General and administrative................................     2,253      2,836      4,474      5,161
                                                              ---------  ---------  ---------  ---------
     Total operating expenses...............................     4,181      5,255      8,382     10,256
                                                              ---------  ---------  ---------  ---------
     Loss from operations...................................    (2,327)    (2,794)    (5,349)    (8,787)
Interest expense............................................      (296)      (251)      (503)      (568)
Other income (expense), net.................................      (326)      (324)    (2,392)      (385)
                                                              ---------  ---------  ---------  ---------
Loss before minority interest and income taxes..............    (2,949)    (3,369)    (8,244)    (9,740)
Provision for (benefit from) Income taxes...................        --         --         --         --
                                                              ---------  ---------  ---------  ---------
Loss before minority interest...............................    (2,949)    (3,369)    (8,244)    (9,740)
Minority interest...........................................       476        990      1,192      2,673
                                                              ---------  ---------  ---------  ---------
Net loss....................................................    (2,473) $  (2,379)    (7,052) $  (7,067)
Dividends on preferred stock................................       121         --        226         --
                                                              ---------  ---------  ---------  ---------
Net loss available to common shareholders...................    (2,594)    (2,379)    (7,278)    (7,067)
                                                              =========  =========  =========  =========

Basic and diluted net loss available to common shareholders. $   (2.03)     (2.31) $   (5.86)     (7.09)
                                                              =========  =========  =========  =========
Weighted average common shares and
   equivalent outstanding...................................     1,275      1,031      1,243        997
                                                              =========  =========  =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements Of Cash Flows
(in thousands)
(Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                                   ----------------------
                                                                      2005        2004
                                                                   ----------  ----------
Cash flows from operating activities:
Net loss......................................................... $   (7,052) $   (7,067)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Gain on disposal of fixed assets.............................        (20)         --
    Minority interest............................................     (1,192)     (2,366)
    Depreciation and amortization................................      1,512       1,686
    Allowance for doubtful accounts..............................        322          --
    Recovery of overestimated bad debt expense...................        (16)         --
    Write down of notes receivable...............................        218         164
    Reserve for inventory........................................       (972)         --
    Issuance of common stock for services provided...............         --         120
    Amortization of deferred compensation........................         --           1
    Extinguishment of accrued liability in connection
      with legal settlement......................................      5,619          --
    Extinguishment of accounts payable for common stock..........         68          --
    Stock compensation expense...................................        (26)        320
    Noncash interest expense.....................................         38          --
Changes in operating assets and liabilities:
    Accounts receivable .........................................     (1,296)      1,674
    Accounts receivable - related party..........................      1,113         255
    Inventories..................................................      2,365       9,022
    Prepaid expenses and other current assets....................        277         (67)
    Other assets.................................................       (183)       (371)
    Accounts payable ............................................      1,883        (769)
    Accounts payable related party...............................       (244)       (524)
    Accrued liabilities..........................................     (3,215)      2,429
                                                                   ----------  ----------
Net cash provided by (used in) operating activities..............       (801)      4,507
                                                                   ----------  ----------
Cash flows from investing activities:
   Acquisition of property and equipment.........................       (286)     (1,192)
   Proceeds from the disposal of fixed assets....................        148          --
   Proceeds from sale of investment securities...................        297        (301)
   Purchase of investment securities.............................        (46)         --
   Loss from sale of investment securities.......................        236          --
   Decrease (increase) in restricted cash........................       (108)       (483)
                                                                   ----------  ----------
Net cash provided by (used in) investing activities..............        241      (1,976)
                                                                   ----------  ----------
Cash flows from financing activities:
   Proceeds from the sale of subsidiary shares...................        177       2,002
   Proceeds from redeemable preferred stock and warrants.........        550          --
   Proceeds from the exercise of options and warrants............         --         636
   Repayment of line of credit,net...............................     (1,480)     (6,173)
   Proceeds from notes payable...................................         --       3,000
   Repayment of notes payable....................................         (1)     (6,663)
                                                                   ----------  ----------
Net cash provided by (used in) financing activities..............       (754)     (7,198)
                                                                   ----------  ----------
Effect of exchange rate changes..................................        183         169
                                                                   ----------  ----------
Net decrease in cash and cash equivalents........................     (1,131)     (4,498)
Cash and cash equivalents at beginning of period.................      3,359       6,444
                                                                   ----------  ----------
Cash and cash equivalents at end of period....................... $    2,228  $    1,946
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented. Operating results for the three month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending December 31, 2005. All significant inter-company balances and transactions have been eliminated.

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

We have incurred net losses from operations for the last three years and the six months ended June 30, 2005, and have an accumulated deficit of $93.7 million and a working capital deficit of $7.5 million at June 30, 2005. Management recognizes the need for an additional infusion of cash within the next quarter. We anticipate that we will acquire additional funding and may sell additional shares of our common or preferred stock through private placements or further public offerings, or we may seek additional credit facilities. The sales of additional equity or convertible securities may result in additional dilution to existing stockholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights that are senior to existing stockholders and could contain covenants that would restrict operations. Any additional financing may not be available in amounts or on terms acceptable to the Company, if at all. Additionally, the Company is involved in several outstanding legal matters, and an unfavorable outcome from one or more of these matters could result in a material adverse effect upon the Company's financial position and results of operations. While the Company is aggressively pursuing additional financing, there can be no assurance that the Company will be successful in its efforts to achieve profitable operations, generate sufficient cash from operations or obtain additional funding sources. We have reached an agreement with financing sources to raise capital during the second quarter of 2005 followed by additional tranches through February 2006. There is no assurance, however that the additional capital will be provided in accordance with the amounts, terms and schedule provided by the source. If we do not raise additional capital, we may not be able to meet our financial obligations, and may have to cease or significantly curtail our operations.

Working capital declined from a $7 million deficit at December 31, 2004 to a $7.5 million deficit at June 30, 2005. Our total borrowing with banks in South Korea has been reduced to $12.8, less $7.6 million in restricted cash at June 30, 2005 and further reductions are possible going forward. Moreover, our operations in the United States will require additional funding for 2005 operating requirements. Consequently, an infusion of equity and/or debt subordinate to our existing bank debt will be required to help fund our operations. There is no assurance that we will be able to raise additional capital on acceptable terms or at all.

On April 1, 2005, we were notified by Nasdaq that we had satisfied its listing requirements subject to the condition that the financial statements contained in each of our periodic reports for periods ending on or before June 30, 2006 must evidence shareholders' equity of at least $2.5 million; and that if, during this monitor period, the Company should fail to meet the shareholders' equity requirement, or otherwise fail to satisfy any other requirement for continued listing, the Nasdaq will promptly consider the reasons for such a failure and thereafter render a determination with respect to our continued listing on The Nasdaq SmallCap Stock Market, which could result in the delisting of the Company's securities from The Nasdaq SmallCap Stock Market. As of June 30, 2005 and December 31, 2004 we show a stockholders' deficit of $1.1 million and $0.3 million, respectively and therefore are not in compliance with this shareholders equity requirement.

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

2. Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by January 1 in the first quarter ending June 30, 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

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

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, ("EITF 03-06"), Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share. EITF 03-06 which addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-06 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 was effective for fiscal periods beginning after June 30, 2004. The adoption of EITF 03-06 did not have a material effect on the Company's results of operations or financial position.

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

                                                                Three Months Ended    Six Months Ended
                                                                    June 30,              June 30,
                                                              --------------------  --------------------
                                                                2005       2004       2005       2004
                                                              ---------  ---------  ---------  ---------
Net loss available to common shareholders................... $  (2,594) $  (2,379) $  (7,278) $  (7,067)

Add:  Stock-based compensation, as reported.................        --          1         --          1
Deduct:  Total stock-based compensation
   determined under fair value based method
   for all awards...........................................       (91)      (126)      (182)      (252)
                                                              ---------  ---------  ---------  ---------
Adjusted net loss, fair value
   method for all stock-based awards........................ $  (2,685) $  (2,504) $  (7,460) $  (7,318)
                                                              =========  =========  =========  =========

Basic and diluted loss per share - as reported.............. $   (2.03) $   (2.31) $   (5.86) $   (7.09)
                                                              =========  =========  =========  =========
Basic and diluted loss per share - pro forma................ $   (2.11) $   (5.00) $   (6.00) $   (5.00)
                                                              =========  =========  =========  =========

The fair value for each option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

                                                                Three Months Ended    Six Months Ended
                                                                    June 30,              June 30,
                                                              --------------------  --------------------
                                                                2005       2004       2005       2004
                                                              ---------  ---------  ---------  ---------
Weighted average risk-free interest rates ..................      4.03%      1.81%      4.03%      1.81%
Average expected life (in years)............................       3.0        3.0        3.0        2.0
Volatility..................................................       102%       155%       102%       155%

There were no grants of stock awards during the six months ended June 30, 2005. The weighted average grant date fair value of stock awards granted during the three months ended June 30, 2004 was $0.86 per share.

4. Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the periods, except those that are anti-dilutive. Basic and diluted net loss per share is calculated as follows (in thousands):

                                                                Three Months Ended    Six Months Ended
                                                                     June 30,             June 30,
                                                              --------------------  --------------------
                                                                2005       2004       2005       2004
                                                              ---------  ---------  ---------  ---------
Net loss available to common shareholders................... $  (2,594) $  (2,379) $  (7,278) $  (7,067)
                                                              =========  =========  =========  =========

Weighted average common shares outstanding(1)...............     1,300      1,056      1,268      1,022
Weighted average unvested restricted stock(1)...............       (25)       (25)       (25)       (25)
                                                              ---------  ---------  ---------  ---------
Weighted average common shares outstanding - basic(1).......     1,275      1,031      1,243        997
                                                              =========  =========  =========  =========

(1) At June 30, 2005 and 2004, 655,660 and 536,228 shares underlying options and warrants, respectively, were excluded from the calculation of the diluted earnings per share calculation because the effect is anti-dilutive.

5. Comprehensive Loss

The components of comprehensive loss available to common shareholders, net of tax, are as follows (in thousands):

                                                                Three Months Ended    Six Months Ended
                                                                     June 30,             June 30,
                                                              --------------------  --------------------
                                                                2005       2004       2005       2004
                                                              ---------  ---------  ---------  ---------
Net loss available to common shareholders................... $  (2,594) $  (2,379) $  (7,278) $  (7,067)
Cumulative foreign currency translation adjustments.........         2       (212)       107        169
                                                              ---------  ---------  ---------  ---------
  Comprehensive loss available to common shareholders....... $  (2,592) $  (2,591) $  (7,171) $  (6,898)
                                                              =========  =========  =========  =========

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheet consists of the cumulative foreign currency translation adjustments.

6. Balance Sheet Components

Inventories consisted of the following (in thousands):

                                               June 30,     December 31,
                                                 2005           2004
                                            --------------  ------------
Inventories:
   Raw materials.......................... $        7,165  $      9,200
   Work-in-process........................          3,135         3,114
   Finished goods.........................          1,184         1,534
                                            --------------  ------------
      Total inventory.....................         11,484        13,848
      Less inventory reserves.............         (2,836)       (3,808)
                                            --------------  ------------
      Net inventory....................... $        8,648  $     10,040
                                            ==============  ============

Intangible assets consisted of the following (in thousands):

                                               June 30,     December 31,
                                                 2005           2004
                                            --------------  ------------
Intangible assets of acquired businesses . $        2,400  $      2,400
Less: accumulated amortization............         (2,400)       (2,316)
                                            --------------  ------------
                                           $           --  $         84
                                            ==============  ============

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

Geographic information for revenues is as follows (in thousands):

                                                  Three Months Ended          Six Months Ended
                                                       June 30,                   June 30,
                                            ----------------------------  ------------------------
                                                 2005           2004         2005         2004
                                            --------------  ------------  -----------  -----------
Geographic:
  Domestic................................ $        2,727  $      1,173  $     3,267  $     1,770
  Asia....................................          7,835        27,645       17,962       42,242
  Europe..................................          2,964         2,219        4,010        3,542
  Other international countries...........          2,163         1,695        2,378        2,700
                                            --------------  ------------  -----------  -----------
       Total sales........................ $       15,689  $     32,732  $    27,617  $    50,254
                                            ==============  ============  ===========  ===========

8. Warranty Accrual

We generally warrant our products for a specific period of time against material defects. We provide for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts which fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. The following table reflects the change in the Company's warranty accrual during the three months ended June 30, 2005 and June 30, 2004, respectively (in thousands):

                                                  Three Months Ended          Six Months Ended
                                                       June 30,                   June 30,
                                            ----------------------------  ------------------------
                                                 2005           2004         2005         2004
                                            --------------  ------------ ------------  -----------
Warranty accrual, beginning of period..... $           33  $         54  $        28  $        54
Charged to g & a expense..................              2            61            7           61
Actual warranty expenditures..............             --           (91)          --          (91)
                                            --------------  ------------  -----------  -----------
Warranty accrual, end of period........... $           35  $         24  $        35  $        24
                                            ==============  ============  ===========  ===========

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

Revenues from significant customers, those representing approximately 10% or more of total revenues, are summarized as follows:

                                                  Three Months Ended          Six Months Ended
                                                       June 30,                   June 30,
                                            ----------------------------  ------------------------
                                                 2005           2004         2005         2004
                                            --------------  ------------  -----------  -----------
Customer A ...............................             *             27%          *            24%
Customer B................................             *             26%          *            24%
Customer C................................             12%           *            *            *
Customer D................................             11%           *            *            *

(* = less than 10%)

Ellion Digital, Inc., a company in which certain of the employees, officers and directors of the Company's subsidiary in Korea have a significant ownership interest, accounted for approximately 4% and 22% of the Company's total revenue for the three months ended June 30, 2005 and 2004, respectively. Ellion Digital, Inc. comprised 19 % of the combined total of accounts receivable and accounts receivable from a related party at June 30, 2005.

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

12. Notes Payable and Line of Credit

We repaid $0.7 million on our line with our Korean banks in the first quarter, reducing the amount outstanding under the line to $12.8 million. The total borrowing as of June 30, 2005 with these Korean banks was $12.8 million, less the 7.6 million in restricted cash, though such lines are subject to significant discretion on the part of lenders. As of April 11, 2005, borrowing limits were 18 million and the expiration date has been extended to October of 2005. However, unless restricted cash amounts are increased the Company is limited to $12.8 million in borrowings. On April 11, 2005 the Company was notified that the lines had been reduced by $3.0 million. These reductions are due to the adverse effects of changes in the Korean banking environment, coupled with the lenders' concerns over DVSK's losses. During the third quarter of 2004, DVSK pledged its building facility in Korea to one of the Korean banks as additional collateral. In July 2004, SFDT obtained two loans from a Chinese bank for $1.8 million each. The loans are collateralized by the Company's facility in China and have a one-year term with interest at LIBOR plus 0.7%. These loans come due in July 2005; currently there is no alternative source of funding and the company risks foreclosure on the collateralized asset. In September 2004, the Company obtained a $0.3 million loan due in two years at 8% interest from a United States institution. We also issued a warrant for 30,000 shares to this creditor.

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

14. Commitments and Contingencies

The Company leases its facilities and certain office equipment under non-cancelable leases that require the Company to pay operating costs, including property taxes, insurance and maintenance. Future minimum lease payments under these operating leases at June 30, 2005 are as follows (in thousands):

                                                Amount
                                            --------------
2005 ..................................... $          326
2006 .....................................            255
2007 .....................................             11
2008 .....................................             --
2009 .....................................             --
Thereafter ...............................             --
                                            --------------
                                           $          592
                                            ==============

Rent expense charged to operations was approximately $0.2 million each for the quarters ended June 30, 2005 and 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and the condensed consolidated financial statements and notes thereto included herein for the three months ended June 30, 2005. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, expected operating results, including gross margins, revenues and expected losses, proposed introduction of new products, including anticipated features, functionality and timing thereof, expected impact on our gross margins of such new product introductions, anticipated sales of the Company's products, including levels of sales to specific customers, the markets for the Company's products, the development of the Company's products, expected spending levels for research and development and rates of inventory and receivable turns. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, failure to raise additional capital to operate and grow our business, failure to maintain existing lines of credit with Korean banks, failure to maintain our listing on the Nasdaq SmallCap Market, the failure to obtain market acceptance of DVD loaders and other Company products, the failure to achieve the planned growth of the Company's operations, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, timeliness of new product introductions, difficulties in conducting business in foreign countries such as China, South Korea and India, the competitive market for the Company's products and other factors described in this report under "Factors That May Affect Future Results," as well as in the Form 10-K for the year ended December 31, 2004 or in other documents the Company has filed from time to time with the Securities and Exchange Commission. A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuations of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions, among other things, could adversely affect our operating results.

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

Our gross margin of 11.8% in the second quarter was also influenced by revenues from our DVD player loaders which have achieved improved gross margins compared to the gross margin of 7.5% incurred during the second quarter of 2004. We anticipate further improvements in gross margins in future quarters to the extent sales of the automotive and read-write DVD products increase.

Working capital declined from a $7 million deficit at December 31, 2004 to a $7.5 million deficit at June 30, 2005. Our total net borrowing with banks in South Korea has been reduced to $12.8, less $7.6 million in restricted cash at June 30, 2005 and further reductions are possible going forward (See Note # 12). Moreover, our operations in the United States will require additional funding for 2005 operating requirements. Consequently, an infusion of equity and/or debt subordinate to our existing bank debt will be required to help fund our operations. There is no assurance that we will be able to raise additional capital on acceptable terms or at all.

Results of Operations

The following table summarizes the Company's operating results (in thousands):

                                                                Three Months Ended    Six Months Ended
                                                                     June 30,             June 30,
                                                              --------------------  --------------------
                                                                2005       2004       2005       2004
                                                              ---------  ---------  ---------  ---------

Revenue..................................................... $  15,689  $  32,732  $  27,617  $  50,254
Gross profit................................................     1,854      2,461      3,033      1,469
Loss from operations........................................    (2,327)    (2,794)    (5,349)    (8,787)
Net loss available to common shareholders...................    (2,594)    (2,379)    (7,278)    (7,067)

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

The Three Months Ended June 30, 2005
Compared to the Three Months Ended June 30, 2004

The following table sets forth certain income and expense items expressed as a percentage of the Company's total revenue for the three month period ended June 30, 2005 compared with the three month period ended June 30, 2004.

                                                                Three Months Ended
                                                                     June 30,
                                                              --------------------
                     Percent of Revenue                         2005       2004
------------------------------------------------------------  ---------  ---------
Revenue.....................................................     100.0%    100.0%
Gross margin................................................      11.8%      7.5%
Research and development....................................       7.6%      4.0%
Sales and marketing.........................................       4.7%      3.4%
General and administration..................................      14.4%      8.7%
Loss from operations........................................     (14.8)%     (8.5)%
Net loss available to common shareholders...................     (16.5)%     (7.3)%

                                                                Three Months Ended
                                                                     June 30,
                                                              --------------------      %
                    Consolidated Revenue                        2005       2004      Change
------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)....................................... $  15,689  $  32,732        (52)%

Total revenue decreased by $17 million, or 52%, for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004. This decrease is primarily attributable to a significant decrease in sales of our DVD loader products, which was partially offset by the increase in sales of our automotive DVD products, and, to a lesser extent, sales of our read-write products. In the quarter ended June 30, 2005, Vestel Kom and Visteon accounted for 12.1% and 10.6% of our revenue, respectively. In the quarter ended June 30, 2004, Kaixinda and Ellion accounted for 27.3% and 26.1% of our revenue respectively.

Ellion Digital, Inc. is a Korean DVD player manufacturer in which certain officers, directors and employees of DVSK have a significant ownership interest. The revenue generated from Ellion Digital is primarily related to the production of complete DVD systems. Sales to Ellion Digital substantially decreased during the three months ended June 30, 2005. It is anticipated that sales to Ellion will continue to diminish as Ellion unit shipments of DVD systems decline.

                                                                Three Months Ended
                                                                     June 30,
                                                              --------------------      %
                    Gross Profit (Loss)                         2005       2004      Change
------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)....................................... $   1,854  $   2,461        (25)%
As a percentage of revenue..................................      11.8%      7.5%       --

The increase in both gross profit and gross margin in the second quarter of 2005 as compared to the first quarter of 2004 is attributable to the sale of our automotive DVD products and the achievement of improved margins on our remaining DVD loader products.

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

                                                                Three Months Ended
                                                                     June 30,
                                                              --------------------      %
                  Research and Development                      2005       2004      Change
------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)....................................... $   1,195  $   1,300         (8)%
As a percentage of revenue..................................       7.6%      4.0%       --

Our research and development expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities and providing our OEM customers with custom design and value engineering options to meet their specific requirements. The decrease in expenses in the second quarter of 2005 as compared to the first quarter of 2004 was due to ending R&D activities in the U.S., and the effect of expense reductions at the Company. We expect to continue spending at approximately the same rate in absolute dollar terms during the remainder of 2005.

                                                                Three Months Ended
                                                                     June 30,
                                                              --------------------      %
                    Sales and Marketing                         2005       2004      Change
------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)....................................... $     733  $   1,119        (34)%
As a percentage of revenue..................................       4.7%      3.4%       --

Sales and marketing expenses consist primarily of employee related expenses, export freight and insurance, and advertising/promotional costs. The Company has sales and marketing organizations in Korea, China, India and the United States. The $0.4 million decrease in expenses from the comparable three month period in 2004 is primarily due to the closing of a sales office in Shanghai.

                                                                Three Months Ended
                                                                     June 30,
                                                              --------------------      %
                 General and Administrative                     2005       2004      Change
------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)....................................... $   2,253      2,836        (21)%
As a percentage of revenue..................................      14.4%      8.7%       --

General and administrative expenses consist of administrative salaries, bonuses, benefits, insurance, facility, legal, accounting services, investor relations and other business support costs. The decrease in general and administrative expenses of $0.6 million in the first quarter of 2005 as compared to the first quarter of 2004 is due primarily to reduced travel, facility, and support costs partially offset by higher legal fees.

                                                                Three Months Ended
                                                                     June 30,
                                                              --------------------      %
                  Other Income / (Expense)                      2005       2004      Change
------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)....................................... $    (326)      (324)         1%
As a percentage of revenue..................................      (2.1)%     (1.0)%       --

In the three months ended June 30, 2004 other expense of $0.1 million consisted primarily of an exchange loss of $0.3 million offset by $.02 million of other income.

Interest expense of $0.3 million and $0.3 million in the three months ended June 30, 2005 and 2004, respectively, consisted primarily of costs associated with borrowings outstanding during the quarters.

The Six Months Ended June 30, 2005
Compared to the Six Months Ended June 30, 2004

The following table sets forth certain income and expense items expressed as a percentage of the Company's total revenue for the six month period ended June 30, 2005 compared with the six month period ended June 30, 2004.

                                                                 Six Months Ended
                                                                     June 30,
                                                              --------------------
                     Percent of Revenue                         2005       2004
------------------------------------------------------------  ---------  ---------
Revenue.....................................................     100.0%    100.0%
Gross margin................................................      11.0%      2.9%
Research and development....................................       8.6%      6.1%
Sales and marketing.........................................       5.5%      4.1%
General and administration..................................      16.2%     10.3%
Loss from operations........................................     (19.4)%    (17.5)%
Net loss available to common shareholders...................     (25.5)%    (14.1)%

                                                                 Six Months Ended
                                                                     June 30,
                                                              --------------------      %
                    Consolidated Revenue                        2005       2004      Change
------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)....................................... $  27,617  $  50,254        (45)%

Total revenue decreased by $22.7 million, or 45%, for the six months ended June 30, 2005 as compared with the three months ended June 30, 2004. This decrease is primarily attributable to a significant decrease in sales of our DVD loader products, which was partially offset by the increase in sales of our automotive DVD products, and, to a lesser extent, sales of our read-write products. For the six months ended June 30, 2005, no customer accounted for more than 10% of our revenue. For the six months ended June 30, 2004, Kaixinda and Ellion accounted for 24.1% and 24.0% of our revenue respectively.

Ellion Digital, Inc. is a Korean DVD player manufacturer in which certain officers, directors and employees of DVSK have a significant ownership interest. The revenue generated from Ellion Digital is primarily related to the production of complete DVD systems. Sales to Ellion Digital substantially decreased during the three months ended June 30, 2005. It is anticipated that sales to Ellion will continue to diminish as Ellion unit shipments of DVD systems decline.

                                                                 Six Months Ended
                                                                     June 30,
                                                              --------------------      %
                        Gross Profit                            2005       2004      Change
------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)....................................... $   3,033  $   1,469        106%
As a percentage of revenue..................................      11.0%      2.9%

The increase in both gross profit and gross margin in the first six months of 2005 as compared to the six months of 2004 is attributable to the sale of our automotive DVD products and the achievement of improved margins on our remaining DVD loader products.

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

                                                                 Six Months Ended
                                                                     June 30,
                                                              --------------------      %
                  Research and Development                      2005       2004      Change
------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)....................................... $   2,381  $   3,045        (22)%
As a percentage of revenue..................................       8.6%      6.1%

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

                                                                 Six Months Ended
                                                                     June 30,
                                                              --------------------      %
                    Sales and Marketing                         2005       2004      Change
------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)....................................... $   1,527  $   2,050        (26)%
As a percentage of revenue..................................       5.5%      4.1%

Sales and marketing expenses consist primarily of employee related expenses, export freight and insurance, and advertising/promotional costs. The Company has sales and marketing organizations in Korea, China, India and the United States. The $0.6 million decrease in expenses from the comparable six month period in 2004 is primarily due to the closing of a sales office in Shanghai.

                                                                 Six Months Ended
                                                                     June 30,
                                                              --------------------      %
                 General and Administrative                     2005       2004      Change
------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)....................................... $   4,474      5,161        (13)%
As a percentage of revenue..................................      16.2%     10.3%

General and administrative expenses consist of administrative salaries, bonuses, benefits, insurance, facility, legal, accounting services, investor relations and other business support costs. The decrease in general and administrative expenses of $0.7 million in the first quarter of 2005 as compared to the first quarter of 2004 is due primarily to reduced travel, facility and support costs partially offset by higher legal fees.

                                                                 Six Months Ended
                                                                     June 30,
                                                              --------------------      %
                  Other Income / (Expense)                      2005       2004      Change
------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)....................................... $  (2,392)      (385)       521%
As a percentage of revenue..................................      (8.7)%     (0.8)%

Other expense of $2.4 million in the six months ended June 30, 2005 consisted primarily of a $2.0 million in litigation settlement expense.

Liquidity and Capital Resources

At June 30, 2005, the Company had $2.2 million of cash and cash equivalents and $7.6 million of restricted cash as collateral under the terms of our lines of credit.

Net cash used by operating activities was $0.8 million during the first six months of 2005. During the six month period, we experienced a net loss of $7.0 million, adjusted by the non-cash reduction in the minority interest of the investors of our DVSK subsidiary and China joint venture of $1.2 million. Inventories decreased by $2.4 million due to shipments of read-write DVD products, and our ongoing liquidation of our legacy DVD products. Accounts receivable increased by $1.3 million, and depreciation and amortization was $1.5 million. These sources of funds were partially offset by a decrease in accrued liabilities of $3.2 million.

Net cash used in investing activities was $0.2 million for the six months ended June 30, 2005, which consisted of the acquisition of $0.3 million of property and equipment, primarily tooling and equipment in Korea, and an increase of $0.1 million in restricted cash, partially offset by $0.6 million of proceeds from the disposal of fixed assets and marketable securities.

Net cash used in financing activities was $0.8 million for the six months ended June 30, 2005. We repaid $1.5 million on our line of credit with our Korean banks. The cash provided by financing activities in this period was primarily from the $0.7 million in proceeds from the sales of shares of common stock, and $0.1 million from the accrual of dividends on preferred stock

Our borrowing limits in South Korea have been reduced as of April 11, 2005 to $18 million due to the adverse effects resulting from changes in the banking environment, coupled with our current operating levels and concern over our losses. In the current circumstances, management believes further reductions in our line of credit are possible (See Note # 12). We have sought to offset these reductions in our lines of credit by requesting prepayments from our customers on our new products and extended payment terms from our vendors. Because such accommodations are largely at the discretion of our customers and vendors, there is no assurance that we will continue to be successful in these actions. In addition, our operations in the United States will require additional capital in order to meet anticipated operating requirements in 2005. Therefore, we believe that an infusion of equity and/or debt subordinate to our existing bank debt will be required to help fund our operations.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at June 30, 2005.

                                              Payments Due by Period (in 000's)
                                     -----------------------------------------------------
                                                  Less
                                                  than                             After
Contractual Obligations                Total     1 year    1-3 years  4-5 years   5 years
-----------------------------------  ---------  ---------  ---------  ---------  ---------
Operating lease obligations........ $     592  $     518  $      74  $      --  $      --
Line of credit.....................    12,770     12,770         --         --         --
Notes payable......................     3,605      3,605         --         --         --
Long-term debt.....................       257         --        257         --         --
                                     ---------  ---------  ---------  ---------  ---------
Total contractual obligations...... $  17,224  $  16,893  $     331  $      --  $      --
                                     =========  =========  =========  =========  =========

Off-Balance Sheet Arrangements

The Company had no "Off-Balance Sheet Arrangements" (as defined by Item 303 of Regulation S-K) at June 30, 2005.

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

Revenue Recognition

Net revenue includes product and component sales. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. These criteria are met at the time the product is shipped to the customer. Shipping terms are FOB shipping point. Returns and discounts on sales are deducted from revenue upon knowledge. Returns for products under warranty are repaired and returned to the customer at the Company's cost. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. We had a warranty reserve of $35,000 at June 30, 2005 and $28,000 December 31, 2004.

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

Deferred Taxes

We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. At June 30, 2005 we had provided a valuation allowance for the entire amount of tax assets net of tax liabilities. To the extent that we increase or decrease a valuation allowance in a period, the resulting expense or benefit is included within the tax provision. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

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

Determining Functional Currencies for the Purpose of Consolidation

Our majority owned Korean subsidiary and Chinese joint venture represent the vast majority of our revenues, assets, and liabilities at June 30, 2005. These subsidiaries record gains and losses for transactions they enter into that require settlement in other that their functional currency to their statement of operations. In preparing our consolidated statements, we are required to translate the financial statements of the foreign entity from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which are included as a separate part of our net equity under the caption "cumulative translation adjustment." "On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 2.0% appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. This change in policy may have a positive or negative impact on future operations.

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

Our last recorded annual profit was for the 2001 fiscal year. Since December 31, 2001, we have incurred cumulative losses of $31 million. We cannot assure you that we will achieve profitability in 2005 or thereafter.

We rely upon bank credit facilities which are subject to periodic renewal, at which time they may be maintained, reduced, or withdrawn.

We have credit facilities with five Korean banks that have been reduced from a total borrowing limit of $43.8 million at December 31, 2003 to approximately $20.2 million at March 31, 2005. On April 11, 2005, the borrowing limit was reduced to $18 million. These reductions are due to the adverse effects of change in the Korean banking environment, coupled with the lenders' concerns over our losses (See Note # 12). These credit lines are subject to significant discretion on the part of the lenders. We also have $3.6 million in loans from a bank in China as of June 30, 2005 that are secured by real estate owned by our joint venture in Shanghai and due in July 2005. There is no assurance that the lenders will continue to extend credit facilities at current or any reduced levels. If the banks were to reduce or terminate these credit facilities, our working capital and our ability to maintain our operations at current or projected levels could be significantly impacted. In particular, the growth of automotive DVD business requires working capital to finance accounts receivable, and our growth in the automotive sector could be severely curtailed without adequate working capital.

Our capital resources may not be sufficient to meet our capital requirements.

Since our inception, we have periodically experienced negative cash flow from operations and could experience significant negative cash flow from operations in the future. Our current and future capital requirements are substantial, and, at present, cash generated from operations is not sufficient to meet these requirements. We cannot be sure in the future that cash generated from operations will be sufficient to meet our requirements or that financing will be available at favorable terms when required, or at all. Currently and in recent years, we have experienced significant shortages in our cash flows and have experienced difficulties in funding our operating expenses and paying our creditors. In April 2005, we obtained an agreement from a former CEO to provide up to $25 million of financing in tranches beginning in May 2005 and ending in February 2006. As of September 19, 2005, $550,000 has been provided under this agreement. If we are not successful in raising additional capital through this arrangement or another offering, we may not be able to meet our financial obligations to our creditors when they become due and we may have to curtail or cease certain operations.

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

In addition to the losses incurred in during the years ended December 31, 2004 and 2003, we have incurred substantial net losses in the past, as recently as, among others, fiscal years ended December 31, 2002, and fiscal years ended June 30, 1999, 1998 and 1997. We also expect to generate losses as we continue our spending on engineering and other personnel in connection with our research and development efforts related to new product development during 2005 and our expansion into the Indian DVD market. Our recent quarterly and annual operating results have fluctuated, and will continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are not within our control:

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

Products sold to our top five customers accounted for approximately 60% and 56% of our revenue during the years ended December 31, 2003 and 2004, respectively. Products sold to our top 10 customers accounted for approximately 88%, 67%, 78% and 70.3% of our revenue during the fiscal years ended December 31, 2001, 2002, 2003 and 2004, respectively. In the year ended December 31, 2004, Ellion Digital, Kaixinda and Samsung Electronics accounted for 19%, 14% and 7% of our revenue, respectively. In the quarter ended June 30, 2005, LG, DM-Tech, Samsung and Ellion Digital accounted for 11.3%, 10%, 9.4% and 7.9% of our revenue, respectively. We anticipate that our sales may continue to be concentrated in a few major accounts. If we were to lose any of our principal customers or experience any substantial reduction in orders from these customers, our revenues and operating results would suffer.

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

On April 1, 2005, we were notified by Nasdaq that we had satisfied its listing requirements subject to the condition that the financial statements contained in each of our periodic reports for periods ending on or before June 30, 2006 must evidence shareholders' equity of at least $2.5 million; and that if, during this monitor period, the Company should fail to meet the shareholders' equity requirement, or otherwise fail to satisfy any other requirement for continued listing, the Panel will promptly consider the reasons for such a failure and thereafter render a determination with respect to our continued listing on The Nasdaq SmallCap Stock Market, which could result in the delisting of the Company's securities from The Nasdaq SmallCap Stock Market. As of June 30, 2005 and December 31, 2004 we show a stockholders' deficit of $1.1 million and $0.3 million, respectively and therefore are not in compliance with this shareholders equity requirement.

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

To permit the growth of our business operations in the future, we will need to bring new products to market, which will likely require significant working capital. We have established credit facilities with certain Korean banks with a total borrowing of about $12.8 million, less $7.6 million in restricted cash (See Note # 12). We have incurred net losses from operations for the last three years and three months ended June 30, 2005, and have an accumulated deficit of $93.7 million and a working capital deficit of $7.5 million at June 30, 2005. We have also formed alliances with state-run businesses in China, which have committed to substantial amounts of trade credit and financing for production in China under certain terms. However, there is no assurance that these credit facilities will always be available. An equity offering has been initiated to meet our capital needs for at least the next twelve months, but we cannot assure you that any future equity financing will be available on terms acceptable to us, if at all. The sales of additional equity or convertible securities may result in additional dilution to existing stockholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights that are senior to existing stockholders and could contain covenants that would restrict operations. Any additional financing may not be available in amounts or on terms acceptable to the Company, if at all. Additionally, the Company is involved in several outstanding legal matters, and an unfavorable outcome from one or more of these matters could result in a material adverse effect upon the Company's financial position and results of operations. While the Company is aggressively pursuing additional financing, there can be no assurance that the Company will be successful in its efforts to achieve profitable operations, generate sufficient cash from operations or obtain additional funding sources. We have reached an agreement with financing sources to raise capital during the second quarter of 2005 followed by additional tranches through February 2006. There is no assurance, however that the additional capital will be provided in accordance with the amounts, terms and schedule provided by the source. If we do not raise additional capital, we may not be able to meet our financial obligations, and may have to cease or significantly curtail our operations.

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

Our stock price has been extremely volatile in recent years. Since January 1, 2001, our stock has closed at prices ranging from a high of $62.30 on December 11, 2001 to a low of $1.89 on June 30, 2005. If our revenues do not grow or grow more slowly than we anticipate, or if operating or capital expenditures exceed our expectations or cannot be adjusted accordingly, the market price of our common stock could be materially and adversely affected. In addition, the market price of our common stock has been in the past and could in the future be materially and adversely affected for reasons unrelated to our specific business or results of operations. General market price declines or volatility in the future could adversely affect the price of our common stock. In addition, short-term trading strategies of certain investors can also have a significant effect on the price of our stock.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and our investment portfolio. Our borrowings consist primarily of amounts outstanding under our lines of credit, which totaled approximately $12.8 million at June 30, 2005 (See Note # 12).  While the interest rates under our credit lines are fixed, because the terms of such lines are relatively short, they must frequently be renewed, at which time the interest rates are reset based upon prevailing rates. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investments consist primarily of commercial paper and certificates of deposits. Due to the nature of our investments, we believe that there is no material risk exposure. Cash equivalents and short-term investment are carried at cost, which approximates market value, and investments in marketable debt securities are carried at amortized cost, which approximates market value.

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

"An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in the financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential. Materiality is defined by the FASB as the magnitude of an omission or misstatement in the financial statements that makes it probable that a reasonable person relying on those statements would have been influenced by the information or made a different judgment if the correct information had been known. In assessing the effectiveness of the Company's internal control over financial reporting as of June 30, 2005, management identified the inadequate depth of senior and middle management accounting personnel at its Korea and China subsidiaries as a material weakness in the operating effectiveness of the Company's internal controls.

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

During the second quarter of fiscal 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Although a key accounting person performing many functions assumed by the Chief Financial Officer quit prior to the end of the first quarter in 2005.

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

The Series D Preferred Stock and warrants to be issued to as part of the settlement and the initial financing are being issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. We have agreed to file a registration statement with the SEC to register for resale the shares of common stock issued upon conversion of the Series D Preferred Stock and the shares of common stock issued upon exercise of the warrants issued in these transactions. The Series D Preferred Stock shares automatically convert into shares of common stock at the time the SEC declares the registration statement registering such shares effective.

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

In March 2004, the former CEO of the Company's Korean subsidiary, DVSK, obtained in Korea an ex- parte writ of attachment on approximately $1 million of the stock we own in DVSK. The former CEO sought the writ of attachment based on claims for his salary for the remaining term of his employment agreement with DVSK and severance payments allegedly due to him. We denied any obligation for DVSK or the Company to pay such salaries or severance to the former CEO. In October 2004, we initiated a legal action to cancel the writ of attachment. On March 29, 2005, the Seoul High Court cancelled the attachment. In April the former CEO filed a last appeal to the Supreme Court to overturn the Seoul High Court's decision.  We are not aware at this time whether the former CEO will commence any legal action for the claimed severance payments in connection with this writ of attachment.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 28, 2005

DIGITAL VIDEO SYSTEMS, INC.

By: /s/ MALI KUO
Mali Kuo
Chief Executive Officer
(Principal Executive Officer)

/s/ DEAN CLARKE SENIFF
Dean Clarke Seniff
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.