Form 10-Q
period 2005-09-30
DIGITAL VIDEO SYSTEMS INC
filed 2005-11-21
CIK 1009395

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005 or

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]     NO [X]

    As of September 30, 2005, there were approximately 1,539,513 shares of the registrant's common stock outstanding.

DIGITAL VIDEO SYSTEMS, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Digital Video Systems, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

                                                                                     September 30,   December 31,
                                                                                         2005            2004
                                                                                      (Unaudited)
                                                                                     -------------  -------------
                                      ASSETS
Current assets:
   Cash and cash equivalents....................................................... $       1,728  $       3,359
   Restricted cash.................................................................         7,670          7,524
   Marketable securities...........................................................             6            166
   Accounts receivable, net, less allowance for doubtful accounts
      of $897 for 2005, and $125 for 2004..........................................         5,342          3,168
   Accounts receivable - related party, net, less allowance for doubtful accounts
      of $645 for 2005 and $810 for 2004...........................................           415          1,395
   Inventories, net................................................................         7,102         10,040
   Prepaid expenses and other current assets.......................................         1,507          1,526
   Note receivable - related party.................................................            --            341
                                                                                     -------------  -------------
        Total current assets.......................................................        23,770         27,519
Property and equipment, net .......................................................         9,287         10,877
Intangibles, net...................................................................            --             84
Other assets.......................................................................           897            803
                                                                                     -------------  -------------
        Total assets............................................................... $      33,954  $      39,283
                                                                                     =============  =============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit.................................................................. $       9,959  $      14,250
   Notes payable...................................................................         3,397          3,604
   Accounts payable................................................................        14,351         10,467
   Accounts payable - related party................................................            --            245
   Accrued liabilities   ..........................................................         3,441          6,124
                                                                                     -------------  -------------
        Total current liabilities..................................................        31,148         34,690

Long-term debt.....................................................................           276            238
                                                                                     -------------  -------------
Total liabilities..................................................................        31,424         34,928
                                                                                     -------------  -------------
Minority interest..................................................................         4,008          4,666
                                                                                     -------------  -------------
Commitments and contingencies (Note 13)

Stockholders' equity:
   Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 1,489,688 and
  2,738,765 shares issued and outstanding, respectively 9/30/05 and 12/31/04.......            --             --
   Common stock, $0.0001 par value, 30,000,000 shares authorized; 2,263,773 and
 1,220,794 shares issued and outstanding, respectively 9/30/05 and 12/31/04........            --             --
   Additional paid-in capital......................................................        90,442         83,427
   Accumulated other comprehensive income..........................................         2,849          2,668
   Accumulated deficit.............................................................       (94,769)       (86,406)
                                                                                     -------------  -------------
Total stockholders' equity.........................................................        (1,478)          (311)
                                                                                     -------------  -------------
Total liabilities and stockholders' equity......................................... $      33,954  $      39,283
                                                                                     =============  =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

                                                               Three Months Ended    Nine Months Ended
                                                                  September 30,         September 30,
                                                              --------------------  --------------------
                                                                2005       2004       2005       2004
                                                              ---------  ---------  ---------  ---------
Net revenue................................................. $  25,858  $  19,055  $  53,475  $  69,309
Cost of revenue.............................................    21,632     16,646     46,216     65,431
                                                              ---------  ---------  ---------  ---------
Gross profit................................................     4,226      2,409      7,259      3,878
                                                              ---------  ---------  ---------  ---------
Operating expenses:
  Research and development..................................     1,067      1,450      3,449      4,495
  Sales and marketing.......................................       867        784      2,394      2,834
  General and administrative................................     2,074      1,466      6,547      6,627
                                                              ---------  ---------  ---------  ---------
     Total operating expenses...............................     4,008      3,700     12,390     13,956
                                                              ---------  ---------  ---------  ---------
     Loss from operations...................................       218     (1,291)    (5,131)   (10,078)
Interest expense............................................      (177)      (257)      (680)      (825)
Other income (expense), net.................................       (90)       352     (2,483)       (33)
                                                              ---------  ---------  ---------  ---------
Loss before minority interest and income taxes..............       (49)    (1,196)    (8,294)   (10,936)
Provision for (benefit from) income taxes...................        --         --         --         --
                                                              ---------  ---------  ---------  ---------
Loss before minority interest...............................       (49)    (1,196)    (8,294)   (10,936)
Minority interest...........................................      (486)       803        710      3,476
                                                              ---------  ---------  ---------  ---------
Net loss....................................................      (535)      (393)    (7,584)    (7,460)
Dividends on preferred stock................................       156         --        382         --
                                                              ---------  ---------  ---------  ---------
Net loss available to common shareholders................... $    (691) $    (393) $  (7,966) $  (7,460)
                                                              =========  =========  =========  =========

Basic and diluted net loss available to common shareholders. $   (0.54) $   (0.37) $   (6.41) $   (7.30)
                                                              =========  =========  =========  =========
Weighted average common shares and
   equivalent outstanding...................................     1,275      1,070      1,243      1,021
                                                              =========  =========  =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

Digital Video Systems, Inc.
Condensed Consolidated Statements Of Cash Flows
(in thousands)
(Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                   ----------------------
                                                                      2005        2004
                                                                   ----------  ----------
Cash flows from operating activities:
Net loss......................................................... $   (7,584) $   (7,460)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    (Gain) loss on disposal of fixed assets......................        (20)         34
    Minority interest............................................       (754)     (3,292)
    Depreciation and amortization................................      1,980       2,307
    Allowance for doubtful accounts..............................      1,416        (323)
    Recovery of overestimated bad debt expense...................        (16)         --
    Write down of notes receivable...............................        341         392
    Reserve for inventory........................................       (888)         --
    Issuance of common stock for services provided...............         --         120
    Amortization of deferred compensation........................         --           1
    Extinguishment of accrued liability in connection
      with legal settlement......................................      5,619         440
    Extinguishment of accounts payable for common stock..........         68          --
    Stock compensation expense...................................        (26)        335
    Noncash interest expense.....................................         38           1
Changes in operating assets and liabilities:
    Accounts receivable .........................................     (2,945)        130
    Accounts receivable - related party..........................        334          --
    Inventories..................................................      3,827      10,395
    Prepaid expenses and other current assets....................        345         503
    Other assets.................................................       (784)       (868)
    Accounts payable ............................................      3,886      (4,046)
    Accounts payable related party...............................       (244)         --
    Accrued liabilities..........................................     (2,683)      4,148
                                                                   ----------  ----------
Net cash provided by (used in) operating activities..............      1,910       2,817
                                                                   ----------  ----------
Cash flows from investing activities:
   Acquisition of property and equipment.........................       (484)       (934)
   Proceeds from the disposal of fixed assets....................        148         932
   Proceeds from sale of investment securities...................        290          --
   Purchase of investment securities.............................         22        (586)
   Loss from sale of investment securities.......................         --          --
   Decrease (increase) in restricted cash........................       (146)        251
                                                                   ----------  ----------
Net cash provided by (used in) investing activities..............       (170)       (337)
                                                                   ----------  ----------
Cash flows from financing activities:
   Proceeds from the sale of subsidiary shares...................        297       2,002
   Proceeds from redeemable preferred stock and warrants.........        550          --
   Proceeds from the exercise of options and warrants............         --         636
   Repayment of line of credit,net...............................     (4,291)    (10,864)
   Proceeds from notes payable...................................         --       6,603
   Repayment of notes payable....................................       (207)     (6,660)
   Issuance of redeemable preferred stock for subsidiary shares..         --         316
   Proceeds from redeemable preferred stock and warrants, net....         --       1,123
   Proceeds from long term debt and warrants.....................         --         300
                                                                   ----------  ----------
Net cash provided by (used in) financing activities..............     (3,651)     (6,544)
                                                                   ----------  ----------
Effect of exchange rate changes..................................        281         (34)
                                                                   ----------  ----------
Net decrease in cash and cash equivalents........................     (1,630)     (4,098)
Cash and cash equivalents at beginning of period.................      3,358       6,444
                                                                   ----------  ----------
Cash and cash equivalents at end of period....................... $    1,728  $    2,346
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods presented. Operating results for the three month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the full fiscal year ending December 31, 2005. All significant inter-company balances and transactions have been eliminated.

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

We have incurred net losses from operations for the last three years and nine months ended September 30, 2005, and have an accumulated deficit of $94.8 million and a working capital deficit of $7.4 million at September 30, 2005. Management recognizes the need for an additional infusion of cash within the next quarter. We anticipate that we will acquire additional funding and may sell additional shares of our common or preferred stock through private placements or further public offerings, or we may seek additional credit facilities. The sales of additional equity or convertible securities may result in additional dilution to existing stockholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights that are senior to existing stockholders and could contain covenants that would restrict operations. Any additional financing may not be available in amounts or on terms acceptable to the Company, if at all. Additionally, the Company is involved in several outstanding legal matters, and an unfavorable outcome from one or more of these matters could result in a material adverse effect upon the Company's financial position and results of operations. While the Company is aggressively pursuing additional financing, there can be no assurance that the Company will be successful in its efforts to achieve profitable operations, generate sufficient cash from operations or obtain additional funding sources. We have reached an agreement with financing sources to raise capital during the second quarter of 2005 followed by additional tranches through February 2006. There is no assurance, however that the additional capital will be provided in accordance with the amounts, terms and schedule provided by the source. If we do not raise additional capital, we may not be able to meet our financial obligations, and may have to cease or significantly curtail our operations.

Working capital declined from a $7.2 million deficit at December 31, 2004 to a $7.6 million deficit at September 30, 2005. Our total line of credit with banks in South Korea has increased to $15 million less $7.7 million in restricted cash at September 30, 2005 however reductions are possible going forward. Moreover, our operations in the United States will require additional funding for 2005 operating requirements. Consequently, an infusion of equity and/or debt subordinate to our existing bank debt will be required to help fund our operations. There is no assurance that we will be able to raise additional capital on acceptable terms or at all.

On April 1, 2005, we were notified by Nasdaq that we had satisfied its listing requirements subject to the condition that the financial statements contained in each of our periodic reports, for periods ending, on or before September 30, 2006, must evidence shareholders' equity of at least $2.5 million; and that if, during this monitoring period, the Company should fail to meet the shareholders' equity requirement, or otherwise fail to satisfy any other requirement for continued listing, the Nasdaq will promptly consider the reasons for such a failure and thereafter render a determination with respect to our continued listing on The Nasdaq SmallCap Stock Market, which could result in the delisting of the Company's securities from The Nasdaq SmallCap Stock Market. As of September 30, 2005 and December 31, 2004 we show a stockholders' deficit of $1.5 million and $0.3 million, respectively and therefore are not in compliance with this shareholders equity requirement.

On July 13, 2005, the Company received a letter stating that the Nasdaq Listing Qualifications Panel had determined to delist the securities of the Company effective as of the start of business day on July 15, 2005. The delisting was based on the company's ongoing non-compliance with the NASDAQ's shareholders' equity and filing requirements. The letter stated that the Company had not filed a Form 10Q/A with the required SAS review, nor had it given the Panel any expected filing date, but rather asked the Panel to take no action while the Company completes its review process. The Company requested a review of the NASDAQ's decision and has responded to the NASDAQ.

In their report in connection with our 2004 financial statements, our auditors included an explanatory paragraph stating that, because we have incurred significant net losses and, as of December 31, 2004, have a net capital deficiency and a working capital deficiency, there is substantial doubt about our ability to continue as a going concern. Our continued existence will depend in large part upon our ability to successfully secure additional financing to fund future operations. In April 2005, we obtained an agreement from a former CEO of the Company to provide up to $25 million of financing in tranches beginning in May 2005 and ending in February 2006. If this financing is not provided according to the agreement, and if ,in the future, we are not able to achieve positive cash flow from operations or to secure additional financing as needed, we may again experience the risk that we will not be able to continue our operations. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment.

There can be no assurance that we will be able to comply with the quantitative and corporate governance maintenance criteria or with any of the other Nasdaq SmallCap Market's rules in the future. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

2. Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, on the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by January 1 2006 in the first quarter ending June 30, 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

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

In December 2004 the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". SFAS No. 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost related to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No.123(R) replaces FASB SFAS No.123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No.123, as originally, issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, FASB No. 123 permitted entities the option of continuing to apply the guidance in Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Originally public entities (other than those filing as small business issuers) would have been required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission (SEC) announced a delay of up to six months in the effective date of the option-expensing requirements set forth in SFAS No. 123(R). For public companies with less than $25 million in revenues, the new effective date for compliance with SFAS No. 123(R) is the first quarter of their first fiscal year beginning after December 15, 2005. We are still evaluating the transition provisions allowed by SFAS No. 123(R) which could have a material impact on the Company's consolidated financial position, results of operations and cash flows.

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

In December 2004, the FASB issued two Staff Positions-FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction of Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." Neither of these affected the Company as it does not participate in the related activities.

3. Accounting for Stock-Based Compensation

We account for stock-based employee compensation using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and comply with the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure - an Amendment of SFAS Statement No. 123".

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock based compensation (in thousands, except per share amount).

                                                               Three Months Ended     Nine Months Ended
                                                                  September 30,         September 30,
                                                              --------------------  --------------------
                                                                2005       2004       2005       2004
                                                              ---------  ---------  ---------  ---------
Net loss available to common shareholders................... $    (691) $    (393) $  (7,966) $  (7,460)

Add:  Stock-based compensation, as reported.................        --          1         --          1
Deduct:  Total stock-based compensation
   determined under fair value based method
   for all awards...........................................       (91)      (138)      (182)      (390)
                                                              ---------  ---------  ---------  ---------
Adjusted net loss, fair value
   method for all stock-based awards........................ $    (782) $    (530) $  (8,148) $  (7,849)
                                                              =========  =========  =========  =========

Basic and diluted loss per share - as reported.............. $   (0.54) $   (0.37) $   (6.41) $   (7.30)
                                                              =========  =========  =========  =========
Basic and diluted loss per share - pro forma................ $   (0.61) $   (0.50) $   (6.56) $   (7.70)
                                                              =========  =========  =========  =========

The fair value for each option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

                                                               Three Months Ended     Nine Months Ended
                                                                  September 30,         September 30,
                                                              --------------------  --------------------
                                                                2005       2004       2005       2004
                                                              ---------  ---------  ---------  ---------
Weighted average risk-free interest rates ..................      4.03%      1.81%      4.03%      1.81%
Average expected life (in years)............................       3.0        2.0        3.0        2.0
Volatility..................................................       102%       178%       102%       155%

There were no grants of stock awards during the nine months ended September 30, 2005. The weighted average grant date fair value of stock awards granted during the three months ended September 30, 2004 was $0.86 per share.

4. Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the periods, except those that are anti-dilutive. Basic and diluted net loss per share is calculated as follows (in thousands):

                                                               Three Months Ended     Nine Months Ended
                                                                  September 30,         September 30,
                                                              --------------------  --------------------
                                                                2005       2004       2005       2004
                                                              ---------  ---------  ---------  ---------
Net loss available to common shareholders................... $    (691) $    (393) $  (7,966) $  (7,460)
                                                              =========  =========  =========  =========

Weighted average common shares outstanding(1)...............     1,300      1,095      1,268      1,046
Weighted average unvested restricted stock(1)...............       (25)       (25)       (25)       (25)
                                                              ---------  ---------  ---------  ---------
Weighted average common shares outstanding - basic(1).......     1,275      1,070      1,243      1,021
                                                              =========  =========  =========  =========

(1) At September 30, 2005 and 2004, 655,660 and 536,228 shares underlying options and warrants, respectively, were excluded from the calculation of the diluted earnings per share calculation because the effect is anti-dilutive.

5. Comprehensive Loss

The components of comprehensive loss available to common shareholders, net of tax, are as follows (in thousands):

                                                               Three Months Ended     Nine Months Ended
                                                                  September 30,         September 30,
                                                              --------------------  --------------------
                                                                2005       2004       2005       2004
                                                              ---------  ---------  ---------  ---------
Net loss available to common shareholders................... $    (691) $    (393) $  (7,966) $  (7,460)
Cumulative foreign currency translation adjustments.........        74       (203)       181        (34)
                                                              ---------  ---------  ---------  ---------
  Comprehensive loss available to common shareholders....... $    (617) $    (596) $  (7,785) $  (7,494)
                                                              =========  =========  =========  =========

Accumulated other comprehensive income presented on the accompanying condensed consolidated balance sheet consists of the cumulative foreign currency translation adjustments.

6. Balance Sheet Components

Inventories consisted of the following (in thousands):

                                            September 30,   December 31,
                                                 2005           2004
                                            --------------  ------------
Inventories:
   Raw materials.......................... $        6,411  $      9,200
   Work-in-process........................          2,527         3,114
   Finished goods.........................          1,084         1,534
                                            --------------  ------------
      Total inventory.....................         10,022        13,848
      Less inventory reserves.............         (2,920)       (3,808)
                                            --------------  ------------
      Net inventory....................... $        7,102  $     10,040
                                            ==============  ============

Intangible assets consisted of the following (in thousands):

                                            September 30,   December 31,
                                                 2005           2004
                                            --------------  ------------
Intangible assets of acquired businesses . $        2,400  $      2,400
Less: accumulated amortization............         (2,394)       (2,316)
                                            --------------  ------------
                                           $            6  $         84
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

Geographic information for revenues is as follows (in thousands):

                                                Three Months Ended            Nine Months Ended
                                                   September 30,                 September 30,
                                            ----------------------------  ------------------------
                                                 2005           2004         2005         2004
                                            --------------  ------------  -----------  -----------
Geographic:
  Domestic................................ $        1,929  $      3,685  $     5,196  $     5,455
  Asia....................................         17,358        10,557       35,320       52,799
  Europe..................................          1,557         1,138        5,567        4,680
  Other international countries...........          5,014         3,675        7,392        6,375
                                            --------------  ------------  -----------  -----------
       Total sales........................ $       25,858  $     19,055  $    53,475  $    69,309
                                            ==============  ============  ===========  ===========

8. Warranty Accrual

We generally warrant our products for a specific period of time against material defects. We provide for the estimated future costs of warranty obligations in costs of goods sold when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company expects to incur to repair or replace product parts which fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. The following table reflects the change in the Company's warranty accrual during the three months ended September 30, 2005 and September 30, 2004, respectively (in thousands):

                                                Three Months Ended            Nine Months Ended
                                                   September 30,                 September 30,
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

In July 2004, we reached a settlement concerning legal fees we owed to a law firm by issuing 33,500 shares of our common stock. The stock had a fair market value on the settlement date of $0.3 million, resulting in a $0.3 million gain on the settlement. In September and October 2004, we issued 11,961 shares of common stock to the same law firm as payment of $0.1 million due the law firm. In September 2004, we issued 22,000 shares of common stock to another of the Company's law firms as partial payment of amounts due the law firm. We extinguished $0.1 million of legal fees owed to the law firm based on a fair market value of $6.30 per share on the date of issuance. DVS and the law firm adjusted the number of shares as of the effective date of the registration statement covering the resale of the shares so that the aggregate fair market value of the shares issued as of that date equaled the $0.2 million obligation due the law firm as per the agreement. In November 2004, we issued an aggregate of 35,246 shares of our common stock and warrants to purchase an additional 7,189 shares of our common stock from two former employees of the Company in settlement of all claims relating to litigation for claimed compensation earned in prior years. The aggregate value of this settlement was $0.2 million, and because accrual for this liability had been entered in 2002 there was no effect on our financial statements in 2004 from this transaction.

On February 8, 2005, we amended our Amended and Restated Certificate of Incorporation to affect a 1-for-10 reverse split of the outstanding shares of common stock, effective on February 9, 2005.

In April 28 2005 we reached a settlement amounting to $3.4 million which was awarded to Mali Kuo, our former CEO. In lieu of cash, the terms of settlement include the issuance of 8% preferred stock to creditors of Mali Kuo and the issuance of one year warrants for 100,147 shares of common stock exercisable at $4.50 per share.

On May 27,2005 the Company was supposed to comply with the folowing. In connection with the settlement we agreed to register with the SEC the 1,001,470 shares of common stock (at a share price of $3.42) assumable upon the conversion of the 8% preferred stock. The preferred stock will be converted to 1,001,470 shares of common stock when the Company files an S-3 and the SEC declares the registration statement effective.As such the Company now finds it self in default with here.

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

In September 2004, we raised approximately $1.1 million in net proceeds. through the issuance of 2,081,964 shares of 8% Series C Convertible Preferred Stock and 104,098 Class A Warrants ("Class A Warrants") to purchase shares of common stock. In addition, the investors received warrants entitling them to purchase an additional 50% of the number of Preferred Stock and Class A Warrants they had originally purchased, (the "Green Shoe Warrants"). The Class A Warrants are exercisable for five years at an exercise price of $6.10, subject to adjustment. In the event any Preferred Stock remains outstanding on September 20, 2007, the Company will issue a five-year Class B warrant for 50% of the number of shares into which the then-outstanding Preferred Stock is then convertible, also exercisable at $6.10 per share. The Preferred Stock will automatically convert into common stock in the event the Company's common stock trades at or above $12.20 per share for 20 consecutive trading days. We may redeem the Preferred Stock at various prices beginning at $.82 per share and at decreasing prices thereafter. In connection with the warrants issued on this financing, the Company incurred $0.5 million for the beneficial conversion feature which will be accreted as a preferred stock dividend using the interest method over the life of the instrument.

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

10. Legal Matters

From time to time the Company is a party to various legal proceedings arising in the ordinary course of its business. The outcome of any pending legal matters may have a material adverse effect on the Company's business, operating results or financial condition.

Former Officer Litigation

On May 24, 2005, pursuant to the terms of the settlement agreement with Mali Kuo, the Board of Directors elected Ms. Kuo's nominees, Mali Kuo, Jeff Bumb and Bruce Breslow, to the Board. The Board now consists of seven members. On the same date, the Board of Directors elected Mali Kuo to serve as the Company's Chief Executive Officer and Chairman of the Board. Ms. Kuo replaced Thomas A. Spanier, the Company's former Chairman and CEO. Mr. Spanier resigned from the Board .

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

The Series D Preferred Stock and warrants to be issued as part of the settlement and the initial financing are being issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. We have agreed to file a registration statement with the SEC to register for resale the shares of common stock issuable upon conversion of the Series D Preferred Stock and the shares of common stock issuable upon exercise of the warrants issued in these transactions. The Series D Preferred Stock shares automatically convert into shares of common stock at the time the SEC declares the registration statement registering such shares effective.

In connection with the April 29, 2005 settlement with Mali Kuo, the Company agreed that it would enter into binding arbitration with Kent Yu, OPLI and IDVD. Ms. Kuo agreed to use her best efforts to cause Kent Yu, OPLI and IDVD to enter into binding arbitration with the Company within 30 days. The parties agree that any award payable by the Company shall be paid with common stock and warrants, net of any offsetting award to the Company.

OPLI Litigation

In August 2004, the Company filed a lawsuit against Oregon Power Lending Institute ("OPLI") in the Superior Court of California, County of Santa Clara, seeking to collect on a promissory note issued by OPLI (the "OPLI Note") in connection with the purchase of certain assets of the Company. The face amount of the OPLI Note was $3.45 million, and it was secured by a pledge of 86,250 shares DVSI stock owned by OPLI, some of which was released upon partial payment of the note. After making payments on the OPLI Note, OPLI stopped payments, leaving a balance outstanding of approximately $1,974,000 secured by 54,194 shares of the Company's common stock. In our lawsuit we are seeking collection of the note and accrued interest. The OPLI lawsuit was settled on June 29, 2005, and was approved by the Board of Directors on July 14, 2005. The suit was settled for 33,000 shares of DVSI common stock issued to OPLIat $3.43 per share plus 15,000 common shares warrants with a conversion price of $4.50. The agreement specifies that the warrants would expire on the last trading day of 2005. The aggregate value of the settlement was less than $0.1 million. The note is carried on the Company's books at the market value of the collateral which was $123,000 as of March 31, 2005.

IDVD and Kent Yu Litigation

On October 29, 2004, the Company was named in a lawsuit filed by IDVD, Inc. in the Superior Court of California, County of Santa Clara, alleging that the OPLI Note had been assigned by the Company to IDVD as partial consideration for the purchase of a Chinese subsidiary of IDVD by the Company. IDVD is seeking the sum of $2.51 million, which it asserts is owed by the Company in connection with the purchase of the IDVD Chinese subsidiary. On February 17, 2005, Kent Yu filed a lawsuit against the Company and DVS Korea in the Superior Court of California, County of Santa Clara. Mr. Yu alleges that he is the assignee of the equipment which had been allegedly sold by OPLI to DVS Korea in December 2000 for $600,000 and had not received payment. The IDVD and Kent Yu lawsuits were settled on June 29, 2005, and were approved by the Board of Directors on July 14, 2005. The suits were settled jointly for 710,000 shares of DVSI common stock at $3.43 per share plus 200,000 common share warrants with a conversion price of $4.50. The agreement specifies that the warrants would expire on the last trading day of 2005. The aggregate value of the settlement is approximately $2.0 million.

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

11. Notes Payable and Line of Credit

We repaid $2.8 million on our line of credit with our Korean banks in the third quarter, reducing the amount outstanding under the line to $10 million. The total borrowing as of September 30, 2005 with these Korean banks was $10 million, less the 7.7 million in restricted cash, though such lines are subject to significant discretion on the part of lenders. As of September 30, 2005, borrowing limits were 15 million.. During the third quarter of 2004, DVSK pledged its building facility in Korea to one of the Korean banks as additional collateral. In July 2004, SFDT obtained two loans from a Chinese bank for $1.8 million each. The loans are collateralized by the Company's facility in China and have a one-year term with interest at LIBOR plus 0.7%. These loans come due in January 2006; currently there is no alternative source of funding and the company risks foreclosure on the collateralized asset. In September 2004, the Company obtained a $0.3 million loan due in two years at 8% interest from a United States institution. We also issued a warrant for 30,000 shares to this creditor.

12. Amendment to Certificate of Incorporation

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

13. Commitments and Contingencies

The Company leases its facilities and certain office equipment under non-cancelable leases that require the Company to pay operating costs, including property taxes, insurance and maintenance. Future minimum lease payments under these operating leases at September 30, 2005 are as follows (in thousands):

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
                                            ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and the condensed consolidated financial statements and notes thereto included herein for the three and nine months ended September 30, 2005. Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, including, without limitation, statements with respect to the Company's strategy, expected operating results, including gross margins, revenues and expected losses, proposed introduction of new products, including anticipated features, functionality and timing thereof, expected impact on our gross margins of such new product introductions, anticipated sales of the Company's products, including levels of sales to specific customers, the markets for the Company's products, the development of the Company's products, expected spending levels for research and development and rates of inventory and receivable turns. The Company's actual results may differ materially from those described in these forward-looking statements due to a number of factors, including, but not limited to, failure to raise additional capital to operate and grow our business, failure to maintain existing lines of credit with Korean banks, failure to maintain our listing on the Nasdaq SmallCap Market, the failure to obtain market acceptance of DVD loaders and other Company products, the failure to achieve the planned growth of the Company's operations, dependence on a limited number of suppliers of certain components used in the Company's operations, risks associated with rapid technological change and obsolescence and product development, timeliness of new product introductions, difficulties in conducting business in foreign countries such as China, South Korea and India, the competitive market for the Company's products and other factors described in this report under "Factors That May Affect Future Results," as well as in the Form 10-K for the year ended December 31, 2004 or in other documents the Company has filed from time to time with the Securities and Exchange Commission. A significant portion of the Company's revenue and net income is derived from international sales, particularly from customers based in Asia. Fluctuations of the U.S. dollar against foreign currencies and changes in local regulatory or economic conditions, among other things, could adversely affect our operating results.

Results of Operations

Overview

We have a 51% ownership interest in a subsidiary in South Korea (DVSK) which generates most of our revenues. DVSK has a majority ownership interest in a manufacturing joint venture in China where a significant portion of our production is performed and additional revenues are generated.

In 2004, the average unit selling price of DVD loaders sold to original equipment manufacturers ("OEM") of DVD players continued to decline to a level at which the Company determined that we would no longer be able to generate acceptable margins from the sale of these products. Accordingly, we have focused on developing products for users who will pay a premium for the increased functionality and reliability of our DVD products, such as automotive and read-write DVD products and DVD loaders for niche markets that continue to provide reasonable profit margins. We believe that our focus on higher margin products and markets should favorably impact our gross margins in future periods to the extent that revenues derived from them increase.

Our gross margin of 11.8% in the second quarter was also influenced by revenues from our DVD player loaders which have achieved improved gross margins compared to the gross margin of 7.5% incurred during the second quarter of 2004. We anticipate further improvements in gross margins in future quarters to the extent sales of the automotive and read-write DVD products increase.

Working capital declined from a $7.2 million deficit at December 31, 2004 to a $7.4 million deficit at September 30, 2005. Our total net borrowing with banks in South Korea has been reduced to $10, less $7.7 million in restricted cash at September 30, 2005 and further reductions are possible going forward (See Note # 12). Moreover, our operations in the United States will require additional funding for 2005 operating requirements. Consequently, an infusion of equity and/or debt subordinate to our existing bank debt will be required to help fund our operations. There is no assurance that we will be able to raise additional capital on acceptable terms or at all.

Results of Operations

The following table summarizes the Company's operating results (in thousands):

                                                               Three Months Ended    Nine Months Ended
                                                                  September 30,         September 30,
                                                              --------------------  --------------------
                                                                2005       2004       2005       2004
                                                              ---------  ---------  ---------  ---------

Revenue..................................................... $  25,858  $  19,055  $  53,475  $  69,309
Gross profit................................................     4,226      2,409      7,259      3,878
Loss from operations........................................       218     (1,291)    (5,131)   (10,078)
Net loss available to common shareholders...................      (691)      (393)    (7,966)    (7,460)

Revenues increased as we anticipated due to the increased sales of our automotive DVD products. .It resulted in improved gross margins in the quarter. The availability of parts and working capital, however, may limit any growth in future revenues. Further, because of the minority interest in DVSK, the Company will not fully realize all of DVSK's earnings when, and if, DVSK returns to profitability. Consequently, we anticipate that we are likely to incur net losses for at least another quarter.

The Three Months Ended September 30, 2005
Compared to the Three Months Ended September 30, 2004

The following table sets forth certain income and expense items expressed as a percentage of the Company's total revenue for the three month period ended September 30, 2005 compared with the three month period ended September 30, 2004.

                                                                Three Months Ended
                                                                   September 30,
                                                              --------------------
                     Percent of Revenue                         2005       2004
------------------------------------------------------------  ---------  ---------
Revenue.....................................................     100.0%    100.0%
Gross margin................................................      16.3%     12.6%
Research and development....................................       4.1%      7.6%
Sales and marketing.........................................       3.4%      4.1%
General and administration..................................       8.0%      7.7%
Loss from operations........................................       0.8%     (6.8)%
Net loss available to common shareholders...................      (2.7)%     (2.1)%

                                                               Three Months Ended
                                                                  September 30,
                                                              --------------------      %
                    Consolidated Revenue                        2005       2004      Change
------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)....................................... $  25,858  $  19,055         36%

Total revenue increased by $6.8 million, or 36%, for the three months ended September 30, 2005 as compared with the three months ended September 30, 2004. This increase is primarily attributable to a significant increase in sales of our DVD loader products.

                                                               Three Months Ended
                                                                  September 30,
                                                              --------------------      %
                    Gross Profit (Loss)                         2005       2004      Change
------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)....................................... $   4,226  $   2,409         75%
As a percentage of revenue..................................      16.3%     12.6%       --

The increase in both gross profit and gross margin in the third quarter of 2005 as compared to the third quarter of 2004 is attributable to the sale of our automotive DVD products and the achievement of improved margins on our remaining DVD loader products.

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

                                                               Three Months Ended
                                                                  September 30,
                                                              --------------------      %
                  Research and Development                      2005       2004      Change
------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)....................................... $   1,067  $   1,450        (26)%
As a percentage of revenue..................................       4.1%      7.6%       --

Our research and development expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities and providing our OEM customers with custom design and value engineering options to meet their specific requirements. The decrease in expenses in the third quarter of 2005 as compared to the third quarter of 2004 was due to ending R&D activities in the U.S., and the effect of expense reductions at the Company. We expect to continue spending at approximately the same rate in absolute dollar terms during the remainder of 2005.

                                                               Three Months Ended
                                                                  September 30,
                                                              --------------------      %
                    Sales and Marketing                         2005       2004      Change
------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)....................................... $     867  $     784         11%
As a percentage of revenue..................................       3.4%      4.1%       --

Sales and marketing expenses consist primarily of employee related expenses, export freight and insurance, and advertising/promotional costs. The Company has sales and marketing organizations in Korea, China, India and the United States.

                                                               Three Months Ended
                                                                  September 30,
                                                              --------------------      %
                 General and Administrative                     2005       2004      Change
------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)....................................... $   2,074      1,466         41%
As a percentage of revenue..................................       8.0%      7.7%       --

General and administrative expenses consist of administrative salaries, bonuses, benefits, insurance, facility, legal, accounting services, investor relations and other business support costs. The increase in general and administrative expenses of $0.6 million in the third quarter of 2005 as compared to the third quarter of 2004 is due primarily to increase in travel, facility, and support costs partially offset by higher legal fees.

                                                               Three Months Ended
                                                                  September 30,
                                                              --------------------      %
                  Other Income / (Expense)                      2005       2004      Change
------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)....................................... $     (90)       352       (126)%
As a percentage of revenue..................................      (0.3)%      1.8%       --

In the three months ended September 30, 2005 other expense of $0.09 million consisted primarily of an exchange loss of $0.01 million offset by $.1million of other income.

Interest expense of $0.2 million and $0.3 million in the three months ended September 30, 2005 and 2004, respectively, consisted primarily of costs associated with borrowings outstanding during the quarters.

The Nine Months Ended September 30, 2005
Compared to the Nine Months Ended September 30, 2004

The following table sets forth certain income and expense items expressed as a percentage of the Company's total revenue for the nine month period ended September 30, 2005 compared with the nine month period ended September 30, 2004.

                                                                Nine Months Ended
                                                                  September 30,
                                                              --------------------
                     Percent of Revenue                         2005       2004
------------------------------------------------------------  ---------  ---------
Revenue.....................................................     100.0%    100.0%
Gross margin................................................      13.6%      5.6%
Research and development....................................       6.4%      6.5%
Sales and marketing.........................................       4.5%      4.1%
General and administration..................................      12.2%      9.6%
Loss from operations........................................      (9.6)%    (14.5)%
Net loss available to common shareholders...................     (14.2)%    (10.8)%

                                                                Nine Months Ended
                                                                  September 30,
                                                              --------------------      %
                    Consolidated Revenue                        2005       2004      Change
------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)....................................... $  53,475  $  69,309        (23)%

Total revenue decreased by $15.8 million, or 23%, for the nine months ended September 30, 2005 as compared with the three months ended September 30, 2004. This decrease is primarily attributable to a significant decrease in sales of our DVD loader products, which was partially offset by the increase in sales of our automotive DVD products, and, to a lesser extent, sales of our read-write products.

                                                                Nine Months Ended
                                                                  September 30,
                                                              --------------------      %
                        Gross Profit                            2005       2004      Change
------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)....................................... $   7,259  $   3,878         87%
As a percentage of revenue..................................      13.6%      5.6%

The increase in both gross profit and gross margin in the first nine months of 2005 as compared to the nine months of 2004 is attributable to the sale of our automotive DVD products and the achievement of improved margins on our remaining DVD loader products.

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

                                                                Nine Months Ended
                                                                  September 30,
                                                              --------------------      %
                  Research and Development                      2005       2004      Change
------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)....................................... $   3,449  $   4,495        (23)%
As a percentage of revenue..................................       6.4%      6.5%

Our research and development expenses consist primarily of salaries and related costs of employees engaged in ongoing research, design and development activities and providing our OEM customers with custom design and value engineering options to meet their specific requirements. The decrease in expenses in the third quarter of 2005 as compared to the third quarter of 2004 was due to ending R&D activities in the U.S., and the effect of expense reductions at the Company. We expect to continue spending at approximately the same rate in absolute dollar terms during the remainder of 2005.

                                                                Nine Months Ended
                                                                  September 30,
                                                              --------------------      %
                    Sales and Marketing                         2005       2004      Change
------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)....................................... $   2,394  $   2,834        (16)%
As a percentage of revenue..................................       4.5%      4.1%

Sales and marketing expenses consist primarily of employee related expenses, export freight and insurance, and advertising/promotional costs. The Company has sales and marketing organizations in Korea, China, India and the United States. The $0.4 million decrease in expenses from the comparable nine month period in 2004 is primarily due to the closing of a sales office in Shanghai.

                                                                Nine Months Ended
                                                                  September 30,
                                                              --------------------      %
                 General and Administrative                     2005       2004      Change
------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)....................................... $   6,547      6,627         (1)%
As a percentage of revenue..................................      12.2%      9.6%

General and administrative expenses consist of administrative salaries, bonuses, benefits, insurance, facility, legal, accounting services, investor relations and other business support costs. The decrease in general and administrative expenses of $0.8 million in the third quarter of 2005 as compared to the third quarter of 2004 is due primarily to reduced travel, facility and support costs partially offset by higher legal fees.

                                                                Nine Months Ended
                                                                  September 30,
                                                              --------------------      %
                  Other Income / (Expense)                      2005       2004      Change
------------------------------------------------------------  ---------  ---------  ---------
Amount (in thousands)....................................... $  (2,483)       (33)     7,424%
As a percentage of revenue..................................      (4.6)%     (0.0)%

Other expense of $2.5 million in the nine months ended September 30, 2005 consisted primarily of a $2.0 million in litigation settlement expense.

Liquidity and Capital Resources

At September 30, 2005, the Company had $1.7 million of cash and cash equivalents and $7.7 million of restricted cash as collateral under the terms of our lines of credit.

Net cash provided by operating activities was $1.9 million during the first nine months of 2005. During the nine month period, we experienced a net loss of $7.6 million, adjusted by the non-cash reduction in the minority interest of the investors of our DVSK subsidiary and China joint venture of $0.8 million. Inventories decreased by $3.8 million due to shipments of read-write DVD products, and our ongoing liquidation of our legacy DVD products. Accounts receivable increased by $3 million, and depreciation and amortization was $2 million. These sources of funds were partially offset by a decrease in accrued liabilities of $2.7 million.

Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2005, which consisted of the acquisition of $0.5 million of property and equipment, primarily tooling and equipment in Korea, and an increase of $0.1 million in restricted cash, partially offset by $0.4 million of proceeds from the disposal of fixed assets and marketable securities.

Net cash used in financing activities was $3.7 million for the nine months ended September 30, 2005. We repaid $4.3 million on our line of credit with our Korean banks. The cash provided by financing activities in this period was primarily from the $0.8million in proceeds from the sales of shares of common stock.,

Our borrowing limits in South Korea have been increased as of September 2005 to $15 million.

We have reached an agreement with financing sources to raise capital during 2005 followed by additional tranches through May 2006. There is no assurance, however that the additional capital will be provided in accordance with the amounts, terms and schedule provided by the source. If we do not raise additional capital, we may not be able to meet our financial obligations, and may have to cease or significantly curtail our operations.

Contractual Obligations

The following table summarizes our significant contractual obligations at September 30, 2005.

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
                                     =========  =========  =========  =========  =========

Off-Balance Sheet Arrangements

The Company had no "Off-Balance Sheet Arrangements" (as defined by Item 303 of Regulation S-K) at September 30, 2005.

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

Revenue Recognition

Net revenue includes product and component sales. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. These criteria are met at the time the product is shipped to the customer. Shipping terms are FOB shipping point. Returns and discounts on sales are deducted from revenue upon knowledge. Returns for products under warranty are repaired and returned to the customer at the Company's cost. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. We had a warranty reserve of $35,000 at September 30, 2005 and $28,000 December 31, 2004.

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

Deferred Taxes

We estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. At September 30, 2005 we had provided a valuation allowance for the entire amount of tax assets net of tax liabilities. To the extent that we increase or decrease a valuation allowance in a period, the resulting expense or benefit is included within the tax provision. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

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

Determining Functional Currencies for the Purpose of Consolidation

Our majority owned Korean subsidiary and Chinese joint venture represent the vast majority of our revenues, assets, and liabilities at September 30, 2005. These subsidiaries record gains and losses for transactions they enter into that require settlement in other that their functional currency to their statement of operations. In preparing our consolidated statements, we are required to translate the financial statements of the foreign entity from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which are included as a separate part of our net equity under the caption "cumulative translation adjustment." "On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 2.0% appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. This change in policy may have a positive or negative impact on future operations.

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

We have credit facilities with five Korean banks that have been reduced from a total borrowing limit of $43.8 million at December 31, 2003 to approximately $20.2 million at March 31, 2005. On September 2005, the borrowing limit was increased to $15 million.. We also have $3.4 million in loans from a bank in China as of September 30, 2005 that are secured by real estate owned by our joint venture in Shanghai and due in January 2006. There is no assurance that the lenders will continue to extend credit facilities at current or any reduced levels. If the banks were to reduce or terminate these credit facilities, our working capital and our ability to maintain our operations at current or projected levels could be significantly impacted. In particular, the growth of automotive DVD business requires working capital to finance accounts receivable, and our growth in the automotive sector could be severely curtailed without adequate working capital.

Our capital resources may not be sufficient to meet our capital requirements.

Since our inception, we have periodically experienced negative cash flow from operations and could experience significant negative cash flow from operations in the future. Our current and future capital requirements are substantial, and, at present, cash generated from operations is not sufficient to meet these requirements. We cannot be sure in the future that cash generated from operations will be sufficient to meet our requirements or that financing will be available at favorable terms when required, or at all. Currently and in recent years, we have experienced significant shortages in our cash flows and have experienced difficulties in funding our operating expenses and paying our creditors. In April 2005, we obtained an agreement from a former CEO to provide up to $25 million of financing in tranches beginning in May 2005 and ending in February 2006. As of September 30, 2005, $650,000 has been provided under this agreement. If we are not successful in raising additional capital through this arrangement or another offering, we may not be able to meet our financial obligations to our creditors when they become due and we may have to curtail or cease certain operations.

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

On July 13, 2005, the Company received a letter stating that the Nasdaq Listing Qualifications Panel had determined to delist the securities of the Company effective as of the open of business on July 15, 2005. The delisting was based on the company's ongoing non-compliance with the Nasdaq's shareholders' equity and filing requirements. The letter stated that the Company had not filed a Form 10Q/A with the required SAS review, nor had it given the Panel any expected filing date, but rather asked the Panel to take no action as the Company completes its review process. The Company requested a review of the Nasdaq's decision and has responded to the Nasdaq.

On April 1, 2005, we were notified by Nasdaq that we had satisfied its listing requirements subject to the condition that the financial statements contained in each of our periodic reports for periods ending on or before June 30, 2006 must evidence shareholders' equity of at least $2.5 million; and that if, during this monitor period, the Company should fail to meet the shareholders' equity requirement, or otherwise fail to satisfy any other requirement for continued listing, the Panel will promptly consider the reasons for such a failure and thereafter render a determination with respect to our continued listing on The Nasdaq SmallCap Stock Market, which could result in the delisting of the Company's securities from The Nasdaq SmallCap Stock Market. As of September 30, 2005 and December 31, 2004 we show a stockholders' deficit of $1.5 million and $0.3 million, respectively and therefore are not in compliance with this shareholders equity requirement.

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

To permit the growth of our business operations in the future, we will need to bring new products to market, which will likely require significant working capital. We have established credit facilities with certain Korean banks with a total borrowing of about $10 million, less $7.7 million in restricted cash (See Note # 12). We have incurred net losses from operations for the last three years and three months ended September 30, 2005, and have an accumulated deficit of $94.8million and a working capital deficit of $7.4. million at September 30, 2005. We have also formed alliances with state-run businesses in China, which have committed to substantial amounts of trade credit and financing for production in China under certain terms. However, there is no assurance that these credit facilities will always be available. An equity offering has been initiated to meet our capital needs for at least the next twelve months, but we cannot assure you that any future equity financing will be available on terms acceptable to us, if at all. The sales of additional equity or convertible securities may result in additional dilution to existing stockholders. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights that are senior to existing stockholders and could contain covenants that would restrict operations. Any additional financing may not be available in amounts or on terms acceptable to the Company, if at all. Additionally, the Company is involved in several outstanding legal matters, and an unfavorable outcome from one or more of these matters could result in a material adverse effect upon the Company's financial position and results of operations. While the Company is aggressively pursuing additional financing, there can be no assurance that the Company will be successful in its efforts to achieve profitable operations, generate sufficient cash from operations or obtain additional funding sources. We have reached an agreement with financing sources to raise capital during the second quarter of 2005 followed by additional tranches through February 2006. There is no assurance, however that the additional capital will be provided in accordance with the amounts, terms and schedule provided by the source. If we do not raise additional capital, we may not be able to meet our financial obligations, and may have to cease or significantly curtail our operations.

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

Our stock price has been extremely volatile in recent years. Since January 1, 2001, our stock has closed at prices ranging from a high of $62.30 on December 11, 2001 to a low of $1.03 on September 30, 2005. If our revenues do not grow or grow more slowly than we anticipate, or if operating or capital expenditures exceed our expectations or cannot be adjusted accordingly, the market price of our common stock could be materially and adversely affected. In addition, the market price of our common stock has been in the past and could in the future be materially and adversely affected for reasons unrelated to our specific business or results of operations. General market price declines or volatility in the future could adversely affect the price of our common stock. In addition, short-term trading strategies of certain investors can also have a significant effect on the price of our stock.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our borrowings and our investment portfolio. Our borrowings consist primarily of amounts outstanding under our lines of credit, which totaled approximately $10.0 million at September 30, 2005 (See Note # 11).  While the interest rates under our credit lines are fixed, because the terms of such lines are relatively short, they must frequently be renewed, at which time the interest rates are reset based upon prevailing rates. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investments consist primarily of commercial paper and certificates of deposits. Due to the nature of our investments, we believe that there is no material risk exposure. Cash equivalents and short-term investment are carried at cost, which approximates market value, and investments in marketable debt securities are carried at amortized cost, which approximates market value.

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

"An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in the financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential. Materiality is defined by the FASB as the magnitude of an omission or misstatement in the financial statements that makes it probable that a reasonable person relying on those statements would have been influenced by the information or made a different judgment if the correct information had been known. In assessing the effectiveness of the Company's internal control over financial reporting as of September 30, 2005, management identified the inadequate depth of senior and middle management accounting personnel at its Korea and China subsidiaries as a material weakness in the operating effectiveness of the Company's internal controls.

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

During the third quarter of fiscal 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: November 21, 2005

DIGITAL VIDEO SYSTEMS, INC.

By: /s/ MALI KUO
Mali Kuo
Chief Executive Officer
(Principal Executive Officer)

/s/ DOUGLAS T. WATSON
 Douglas T. Watson
Interim Chief Financial Officer
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